Form 10KSB
period 1996-04-30
PL BRANDS INC
filed 1996-10-01
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended April 30, 1996

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                          to


Commission file number  0-26454

                                                  PL BRANDS, INC.
                            (Exact name of small business issuer in its charter)


          Delaware                                                  98-0142664
(State or other jurisdiction of incorporation (IRS Employer Identification No.)
 or organization)
                 10 Planchet Road, Unit 6
                 Concord, Ontario, Canada                                L4K 2C8
           (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (905) 761-0888


Securities registered pursuant to Section 12(b) of the Act:
      None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES
              NO   X

           Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

           State issuer's revenues for its most recent fiscal year:
$2,218,219

           The aggregate market value of the voting stock held by non-affiliates of the registrant was $20,592,000. based upon the average of the bid and asked price of the Common Stock of $5.00 as of April 30, 1996.

           The number of shares outstanding of the issuer's classes of Common Stock as of April 30, 1996:

Common Stock, $.001 Par Value 4,120,000 shares

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Item 1.  Description of Business

Background

         PL Brands, Inc. (the "Company") was originally incorporated under the name "Malone Road Investments, Ltd." on August 6, 1990 in the Isle of Man. The Company was redomesticated in the Turks and Caicos Islands on April 21, 1992, and subsequently domesticated as a Delaware corporation on May 12, 1994. Pursuant to Delaware law the Company is deemed to have been incorporated in Delaware as of August 6, 1990. The Company changed its name to PL Brands, Inc. on June 6, 1994 to conform to the name under which it had been doing business.

         The Company's principal business is in development, production and marketing of private label prepared foods. Prior to January 1, 1994 the Company's activities were primarily limited to research and development of its business plan and recruitment of personnel. Full-time operations began in March 1994. On August 19, 1994 the Company purchased 100% of the outstanding shares of Alma Pack Bottling Corporation. Alma Pack's bottling business has comprised the Company's principal operation since August 1994. Unless otherwise noted, all information herein is given in U.S. dollars.

The Private Label Food Industry

         All major North American grocery chains have introduced private label house brands in recent years as a method of improving gross margins. In recessionary economic periods, these chains typically increase emphasis on house brands for two principal reasons. First, the house brand is typically priced less expensively than national brands, which in a recessionary economy is usually important for consumers. Second, in the observation of management, during the current economic conditions most grocery chains have been obliged to maintain low prices, leading to low margins, to maintain market share. Management believes that house brands contribute an increasing percentage of a grocery chain's grocery profits.

         The grocery chains develop many house brands internally, but have always involved outside suppliers to assist them in developing new house brands. Management believes that the grocery chains are currently experiencing historically low profitability, which in order to maintain levels of profitability (or avoid increasing losses, as the case may be) management believes that these chains are relying more and more on outside contractors (such as the Company) to develop their house brands.

The Private Label Food Business

         The process of developing and distributing a private label food product requires the coordination of efforts in a variety of business areas.

         In the commencement of each project, market research is critical in determining not only those products which are purchased in high volumes by consumers, but also those products within this group which are most likely to be accepted as private label products. The Company, working with a major supermarket chain, is focusing on new products to introduce in the near future. The Company intends to concentrate on products with higher margins that have all natural ingredients and are low in artificial flavorings and colorings, and more economical in price.

         Labeling and packaging must not only be attractive and appropriate for the specific product, but must meet applicable governmental regulations. These regulations are subject to change by the governments of North America and even by individual provinces and states, and primarily involve disclosure of nutrient content and ingredients.

         Products must be formulated to appeal to a broad range of consumer tastes. The formulation must be economically and practically feasible, and appropriate sources of supply must be secured.

Products

         The Company's principal products are concentrated on spring water products. Spring-water based products including drinking water, flavored or unflavored, and spring water teas. Projects under development include specialty popcorn lines. The Company has also brokered snack products and expects to continue to engage in food brokerage activities in the future.

         In August 1994, the Company acquired bottling equipment and related assets for a total consideration of cash and debt of $825,000 (Canadian) to use for bottling spring water products.

         The raw materials for the Company's products are readily available from a wide source of suppliers, and the Company is not dependant upon any one supplier or group of suppliers. The Company's current customers include Flemming, Co., Winn-Dixie, A & P, Bi-Lo, Red Food Stores, Wakefern Food Company, Topco and Health For Life Brands of Arizona, Inc. The Company is negotiating additional contracts with other supermarket chains.

         Products are intended to be of high, upscale quality, equal or better in quality than competing national brands.

Plan of Operation

         The Company has acquired, in August 1994, additional production equipment which has enabled the Company to produce additional products. The Company intends to seek out contracts for additional products concentrating on major U.S. and Canadian grocery chains.

Competition

         The market for the Company's products is highly competitive, and the Company expects competition to become more intense. The Company faces competition from a multitude of different companies in the private label food industry and also competes with branded products. Almost all of the Company's existing and potential competitors have greater name recognition, more extensive marketing capabilities and substantially greater financial, technological and personal resources than those available to the Company. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not result in price reductions or delays or cancellations of customer orders which would adversely affect the Company's results of operations.

         Many of the Company's customers are food retailers who have in-house private label organizations. These retailers are often not able to develop new products as timely as the Company or as cost effectively. Management believes that the Company's competitive advantage lies in its expertise in market research and in its relationships with suppliers and potential suppliers.

Employees

         As of April 30 1996, the Company had 16 employees other than its officers.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

Operations

         Net sales for the year ended April 30, 1996 were $2,218,219, or slightly less than for the year ended April

30, 1995 of $2,221,726. Gross margin decreased from $251,489 or 11.3% of net sales in the year ended April 30, 1995 to $166,965 or 7.5% of net sales in the year ended April 30, 1996. The reason for the decrease was a combination of continued pressure on selling prices and increased material costs.

         Operating expenses decrease from $983,074, or 44.3% of net sales in fiscal 1995 to $681,309, or 30.7% of net sales, primarily or as a result of cost cutting measures implemented by management.

         Loss from operations decreased from $731,585 to $514,344 from fiscal 1995 to 1996 primarily as the result of the decrease in operating expenses. In 1996 the Company wrote off investments in two proposed acquisitions and wrote off acquisition good will in 1995, resulting in net losses of $800,009 in fiscal 1996 and $1,113,287 in fiscal 1995.

Liquidity

         As of April 30, 1996, the Company's working capital deficit was $1,115,937 and its shareholder's deficit was $1,033,670. The Company received $648,796 from the proceeds of a private offering of debentures in August 1994 and an additional $180,390 in September 1994. In September 1995 the Company and the debenture holders agreed to convert the convertible debentures into 3,000,000 shares of common stock in January 1996 and the Company sold 960,000 shares of common stock at a price of $.05 per share. The Company intends to sell additional debentures or preferred stock in the future.

         The Company anticipates its need for cash over the next 12 months for general and administrative expenses to be $90,000 per month. This amount is expected to be from operations and provided by private placements of debt or equity. The Company also desires to purchase additional manufacturing and packaging equipment to manufacture and package food products, up to approximately $5,000,000 in value, over the next twelve months. Although the Company's business does not require the purchase of this equipment since it can contract with other parties for these services, Management believes that the ownership of its own equipment will result in better profit margins. The Company has no specific plans for any placement of its securities.

Item 2.  Description of Property

         The Company rented office space in downtown Mississauga, in Ontario, Canada until December 1995.

         The Company acquired certain bottling equipment in Toronto in August 1994. The equipment is operated at a location with 24,000 square feet, at $11,400 Canadian per month. The lease expires on January 31, 1999. The current executive officers were moved to this location in January 1996.

Item 3.  Legal Proceedings

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a)      Market Information

                  The Common Stock has traded infrequently and sporadically on
the Electronic Bulletin Board under



the symbol "PLBC" from October 28, 1994 to September 15, 1995 and thereafter under the symbol "PLCB." As of July 15, 1996, the bid and ask prices of the Common Stock was $5.00.

         (b)      Holders

                  As of April 30, 1996, there were approximately 496 holders of Company common stock.

         (c)      Dividends

                  The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future. The Company is under no contractual restrictions on the payment of dividends.

Item 7.  Financial Statements and Supplementary Data

         Financial Statements

         The following financial statements are included herein.

         Report of Independent Auditors--Deloitte & Touche Chartered Accountants Report of Independent Auditors--Armando Ibarra CPA
         Balance Sheet at April 30, 1996 and 1995
         Statement of Income for the years ended April 30, 1996, 1995 and 1994 Statement of Stockholders' Equity Statement of Cash Flows for the years ended April 30, 1996, 1995 and 1994 Notes to Financial Statements


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         1.       (i)      The Registrant's former independent
 accountant Armando C. Ibarra ("Ibarra") resigned from that capacity on July 3, 1996.

                  (ii) The report by Ibarra on the financial statements of the Registrant dated September 9, 1995, including balance sheets as of April 30, 1995 and 1994 and the statements of income, cash flows and statement of stockholders' equity for the years ended April 30, 1995 and 1994 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

                  (iii) During the period covered by the financial statements through the date of resignation of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                  A letter from the former independent accountant for the Registrant will be filed by amendment as Exhibit 16.1 to this annual report in which the resignation of Ibarra was reported.

         2. On July 3, 1996 the Registrant engaged Deloitte & Touche, Chartered Accountants, as its new independent accountants.

                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
         Exchange Act.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

        Name                            Age                    Office



    Andre Corbeil                        52               President and Director
    Robert Brown                         36                Vice President -
                                                            Finance, Secretary,
                                                          Treasurer and Director
    John W. Martin                       52                Director
    Edward I. Willis                     72                Director
    Frank Marrocco                       49                Director
    Fred Procopio                        40                Vice President
                                                             - Operations and
                                                             Director

          Andre Corbeil, has been Chief Executive Officer of the Company since September 1995. Mr. Corbeil has over 20 years experience as a business executive for various entities. Since 1978, Mr. Corbeil has been President/Owner of A. Corbeil and Associates Ltd., providing business consulting services. From 1989 to 1991, Mr. Corbeil was the Co-founder and Chief Executive Officer of the Canadian Arctic Beverage Corporation, the producer of the beverage "Arctic Twist". As CEO, Mr. Corbeil was responsible for generating the initial start-up financing and also negotiated the sale of the corporation. He was the co-founder and Chief Executive Officer from 1991 to 1992 of Spring Cola Beverage Corporation which provides private label products to supermarket chains.

          Robert Brown, has been Secretary, Treasurer and Director of the Company since May 1994. Mr. Brown was controller of Trafficon Holdings, Inc., a transportation company, from 1986 to 1990. Mr. Brown was Vice President of Finance of Colonial Export Corporation from 1990 to 1991, of Resource Food and Beverage Corporation from 1991 to 1994, and of Spring Cola Beverage Corporation from 1991 to 1994.

          John W. Martin, Director - Mr. Martin has been president of Mann Testing Laboratories, Ltd. since 1984 and was employed by that Company as Vice
 President and Operations Manager from 1975 to 1984. He has been Director and Chief Executive Officer of Equitest, Inc. since 1986, and of Acres Analytical Limited since 1989. He is also a director of Spring Cola Beverage Corp. In 1988 Mr. Martin was President of the International Association of Official Racing Chemists. Mr. Martin is a published author, as well as a guest lecturer. He has published numerous scientific and technical articles. Mr. Martin is a member of the Association of Chemical Professionals of Ontario and the Association of Professional Engineers of Ontario.

          Edward I. Willis, Director - Mr. Willis is a retired business executive. He has been President and Chief
Executive Officer of Ireton International Barter since 1982.  Ireton is engaged in the export of Canadian products
to Southeast Asia, with offices in Hong Kong, Beijing, Manila, Singapore,
 Bangkok and Kuala Lumpor.   Mr. Willis
is a former naval officer in the Royal Canadian Navy.

          Frank N. Marrocco, Director - Mr. Marrocco has engaged in the practice of law for 22 years specializing in immigration and litigation. He is a partner at the firm of Smith, Lyons, Torrance, Stevenson & Mayer; prior thereto, he was a partner of the firm of Marrocco, David and Trudell. He has published over 20 legal articles. He was reelected to the Board in July 1995 after his resignation in February 1995.

          Fred Procopio, has been Vice President - Operations and Director of the Company since July 1995. Prior to that time he was employed by Alma Pack Bottling Corporation, acquired by the Company in August 1994. In April 1989, Mr. Procopio and a partner incorporated Alma Pack Bottling Corporation. Alma Pack Customers were first local and then expanded over the years to the U.S. Over the last year sales have expanded to Asia and Africa.

Item 10.  Executive Compensation

          No compensation was paid by the Company to any executive officer prior to April 30, 1994. Directors are reimbursed for expenses incurred in connection with performance of their duties as directors. In fiscal 1995, Brian Munholland, Chief Executive Officer, was paid $60,000 and Robert Brown, Chief Financial
Officer was paid $42,000. In Fiscal 1996 there are no other forms of long term or other compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group. The address of each person is care of the Company unless noted.
                                                                      Percentage
               Name of                           Number of        of Outstanding
             Stockholder                       Shares Owned         Common Stock

            Andre Corbeil                                 0              *
            Fred Procopio                                 0              *
            Rob Brown                                   500              *
            John W. Martin                              300              *
            Edward I. Willis                            300              *
            Frank Morocco                               500

            All officers and directors
            as a group (5 persons)                     1600              *

            * less than 1%

Item 12.    Certain Relationships and Related Transactions

            Not Applicable.
                                                      PART IV

Item 13.    Exhibits
                                                                   Sequential
    Exhibit No.            Document Description                      Page No.

           The following exhibits required by Item 601 of Regulation S-B are filed herewith:


        3.                 Certificate of Incorporation and Bylaws

                           3.1.     Certificate of Incorporation(1)
                           3.2      Amendment to Certificate of Incorporation(1)
                           3.3      Bylaws(1)

        4.                 Instruments Defining Rights of Security holders

                           4.1      Form of Convertible Debenture(1)

        16.                Change in Auditors-- to be filed by amendment

        21. Subsidiaries of the Registrant - PL Brands Canada, Alma Pack Bottling Corporation and
PLBC (NRO), Inc. are incorporated in Ontario.

(1) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form 10-SB,
         File No. 0-24888.

                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    September 20, 1996                                     PL BRANDS, INC.



                                                           By:
                                                               Andre Corbeil
                                                               Chief Executive
                                                               Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 20, 1996..



By:
   Andre Corbeil
   Chief Executive Officer (principal executive officer) and Director


By:
    Robert Brown
    Vice President - Finance, Secretary, Treasurer (principal accounting and financial officer) and Director


By:
    Frank Marrocco
    Director

AUDITORS' REPORT



To the Shareholders of
PL Brands, Inc.


We have audited the consolidated balance sheet of PL Brands, Inc. and subsidiaries as at April 30, 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of PL Brands, Inc. and subsidiaries as of April 30, 1996 and the results of their operations and their cash flows for the year ended, in conformity with generally accepted accounting principles in the United States of America.

The April 30, 1995 and April 30, 1994 consolidated financial statements were audited by another firm of auditors who expressed an opinion on those statements and the April 30, 1995 financial statements contained, in their report dated September 9, 1995, a reservation pertaining to the opening inventories.



Deloitte & Touche
Chartered Accountants


North York, Ontario,
July 3, 1996.

                           ARMANDO C. IBARRA
                      CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders of
P. L. Brands, Inc.
1 City Centre Drive, Suite 700
Mississauga, Ontario, Canada

We have audited the accompanying consolidated balance sheets of P. L. Brands, Inc. (a Delaware corporation) and subsidiaries as of April 30,1 995, and 1994 and the related consolidated statements of income, retained earnings, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility it to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Alma Pack Bottling Company, a wholly owned subsidiary, which statements reflect total assets of $570,482 and $630,307 as of April 30, 1995 and 1994, respectively, and total revenues of $2,221,726 and $1.084,490, respectively, for the years then ended. Except as explained in the third paragraph, those statements were audited by other auditors whose report has been furnished to us, and out opinion, insofar as it relates to the amounts included for Alma Pack Bottling Company, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

The opinion of the auditors on the 1995 and 1994 financial statements of Alma Pack Bottling Company was qualified because they were not able to observe the counting of the physical inventories of Alma Pack Bottling Company as of April 30, 1994 (stated at $180,299), nor were they able to satisfy themselves about inventory quantities by means of other auditing procedures.

In our opinion, based on our audits and the report of other auditors, except for the effects of such adjustments, if any, that might have been determined to be necessary had the other auditors been able to observe the counting of the physical inventories of Alma Pack Bottling company, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Private Label Brands, Inc. and subsidiaries as of April 30, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



ARMANDO C. IBARRA, CPA

Chula Vista, California
September 9, 1995


                            PL BRANDS, INC.
                      Consolidated Balance Sheets
                As of April 30, 1996 and April 30, 1995

                                                                     1996                       1995
ASSETS

CURRENT
     Cash in bank and on hand                                $            4,047         $           41,559
     Accounts receivable (less allowance for doubtful
       accounts of $13,800 on April 30, 1996)                           386,811                    218,576
     Inventory                                                          143,907                    132,055
     Prepaids                                                             8,429                      3,725
     Current deferred tax asset                                              --                     35,929
                                                                        543,194                    431,844
FIXED ASSETS (Note 5)                                                   255,996                    250,913
OTHER ASSETS
     Non-current deferred tax asset                                          --                     76,186
     Deposits (Note 8)                                                       --                    167,126
                                                                             --                    243,312
                                                             $          799,190         $          926,069

LIABILITIES

CURRENT
     Bank Indebtedness (Note 9)                              $          146,843         $          110,483
     Accounts payable - trade                                           564,332                    318,870
     Shareholders' loan (Note 10)                                       702,978                    346,053
     Current portion of long-term debt (Note 9)                          41,128                     14,720
     Due to former shareholders                                              --                    233,123
     Payroll taxes                                                           --                      1,744
     Amounts received for the issuance of convertible
       debentures and capital stock (Note 7)                            203,850                         --
                                                                      1,659,131                  1,024,993
NET LONG-TERM DEBT (Note 9)                                             173,729                  1,046,155
                                                                      1,832,860                  2,071,148
STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 3)                                                    4,120                        160

ADDITIONAL PAID-IN CAPITAL                                              889,066                     15,840

ACCUMULATED DEFICIT                                                 (1,957,998)                (1,157,989)

CUMULATIVE TRANSLATION ADJUSTMENT                                        31,142                    (3,090)
                                                                    (1,033,670)                (1,145,079)
                                                             $          799,190         $          926,069





                            PL BRANDS, INC.
                  Consolidated  Statement  of Earnings For the years ended April
30, 1996, April 30, 1995, and April 30, 1994

                                                   1996                       1995                      1994
NET SALES                                 $           2,218,219      $          2,221,726      $                --

COST OF SALES                                         2,051,254                 1,970,237                       --
GROSS PROFIT                                            166,965                   251,489
OPERATING EXPENSES
     Consulting fees and commissions                    228,459                    174,933                         17,263
     Salaries                                           107,239                   200,308                       --
     Office expense                                      88,902                   160,187                   15,150
     Accounting and legal                                60,271                   160,077                   10,025
     Automobile                                          39,168                    28,254                       --
     Interest                                            34,549                    75,525                       --
     Bank charges                                        34,410                     5,793                       --
     Telephone                                           28,390                    19,727                    4,674
     Travel                                              25,028                    14,344                       --
     Insurance                                           17,516                     6,909                       --
     Business taxes                                      10,936                     6,113                       --
     Entertainment                                        3,904                     5,506                       --
     Marketing                                            2,537                   125,398                    4,444
                                                        681,309                   983,074                   51,556
LOSS FROM OPERATIONS                                  (514,344)                 (731,585)                 (51,556)
OTHER INCOME (EXPENSES)
     Interest income                                        546                     3,156                       --
     Gain on foreign exchange transactions                4,098                 3,046                          3,169
     Depreciation and amortization                     (11,068)                   (9,309)                  (4,204)
                                                        (6,424)                   (3,107)                  (1,035)
LOSS BEFORE INVESTMENT
  WRITEOFF AND TAXES                                  (520,768)                 (734,692)                 (52,591)
INVESTMENT WRITEOFF (Note 8)                           167,126                         --                          --
GOODWILL ON ACQUISITION
  WRITEOFF (Note 11)                                         --                 (482,983)                       --
LOSS BEFORE TAXES                                     (687,894)               (1,217,675)                 (52,591)
INCOME TAX BENEFIT (NOTE 4)                           (112,115)                  104,388                   7,889
NET LOSS FOR THE YEAR                     $           (800,009)      $        (1,113,287)      $          (44,702)
NET LOSS PER SHARE OF
  COMMON STOCK                            $             (0.543)      $            (6.958)      $           (0.298)
WEIGHTED AVERAGE SHARES
  OUTSTANDING (Note 3)                                1,472,438                   160,000                  150,000




                            PL BRANDS, INC.
                 Consolidated Statements of Cash Flows For the years ended April
 30, 1996, April 30, 1995 and April 30, 1994

                                                   1996                       1995                      1994
OPERATING ACTIVITIES

   Net loss for the year                  $           (800,009)      $        (1,113,287)      $          (44,702)
   Adjustment to reconcile:
     Depreciation                                        51,766                    60,045                    4,204
     Investment writeoff                                167,126                        --                       --
     Goodwill on acquisition writeoff                        --                   482,983                       --
     Gain in foreign transactions                       (4,098)                   (3,046)                  (3,169)
   Change in assets and liabilities affecting cash flows:
     Accounts receivable                              (168,235)                 (218,576)                       --
     Inventory                                         (11,852)                 (132,055)                       --
     Prepaids                                           (4,704)                   (3,304)                    (792)
     Deferred taxes                                     112,115                 (104,388)                  (7,889)
     Accounts payable                                   245,462                   306,144                   14,470
     Bank Indebtedness                                   36,360                   110,483                       --
     Payroll taxes                                      (1,744)                        --                       --
   Net cash provided by operating activities          (377,813)                 (615,001)                 (37,878)
INVESTING ACTIVITIES

   Purchase of fixed assets                            (56,849)                  (18,315)                 (42,039)
   Deposits on companies                                     --                 (167,126)                       --
   Net cash provided by investing activities           (56,849)                 (185,441)                 (42,039)
FINANCING ACTIVITIES

   Stock issuance                                        48,000                     1,000                   14,000
   Amounts received for the issuance of
     convertible debentures and capital stock           203,850                        --                       --
   Foreign exchange gain                                  4,098                     3,046                    3,169
   Decrease in tax benefit                                   --                   104,388                       --
   Proceeds from shareholders' loan                     356,925                   161,620                  184,433
   Payments to former shareholders                    (233,123)                        --                       --
   Payments of bank loans payable                      (16,832)                 (399,776)                       --
   Proceeds from debentures                                  --                   829,186                       --
   Net cash provided by financing activities            362,918                   699,464                  201,602
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                               34,232                    19,852                       --
NET INCREASE (DECREASE) IN CASH                        (37,512)                  (81,126)                  121,685

CASH AT BEGINNING OF YEAR                                41,559                   122,685                    1,000
CASH AT END OF YEAR                       $               4,047      $             41,559      $           122,685



                            PL BRANDS, INC.
            Consolidated Statement of Stockholders' Equity
            For the period April 30, 1993 to April 30, 1996

                                        Common Stock       Additional                    Cumulative
                                   Number                  Paid-In      Accumulated     Translation
                                  of Shares     Amount     Capital        Deficit       Adjustment           Total
                                (see Note 3)

BALANCE - April 30, 1993             10,000    $     10   $      990     $      --     $         --   $      1,000

   Stock Issuance                   140,000         140       13,860            --               --         14,000
   Net loss for the year ended
     April 30, 1994                      --          --           --      (44,702)               --       (44,702)

BALANCE - April 30, 1994            150,000         150       14,850      (44,702)               --       (29,702)

   Stock Issuance                    10,000          10          990            --               --          1,000
   Foreign currency translation
     effect                              --          --           --            --          (3,090)        (3,090)
   Net loss for the year ended
     April 30, 1995                      --          --           --     (1,113,287)             --    (1,113,287)

BALANCE - April 30, 1995            160,000         160       15,840     (1,157,989)        (3,090)    (1,145,079)

   Debenture conversion           3,000,000       3,000      826,186            --               --        829,186
   Stock Issuance                   960,000         960       47,040                                        48,000
   Foreign currency translation
     effect                              --          --           --            --           34,232         34,232
   Net loss for the year ended
     April 30, 1996                      --          --           --     (800,009)               --      (800,009)
BALANCE - April 30, 1996          4,120,000    $  4,120   $  889,066     $(1,957,998)  $     31,142   $(1,033,670)




PL BRANDS, INC.
Notes to Consolidated Financial Statements


1.      FUTURE OPERATIONS

       As shown in the accompanying financial statements, the Company incurred a significant net loss for the years ended April 30, 1996 and April 30, 1995, and the continued stockholders' deficiency raises substantial doubt about its ability to continue as a going concern.

       Management has instituted a plan to obtain financing to purchase other companies and feels this will contribute toward achieving profitability and positive cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        General

       PL Brands, Inc. (the "Company") was incorporated under the laws of the State of Delaware on May 12, 1994 concurrently with the filing of a Certificate of Domestication by its predecessor, Malone Road Investments, Ltd., which was incorporated in the Isle of Man on August 6, 1990. Pursuant to Delaware corporate law, the Company is declared to have been incorporated in Delaware as of August 6, 1990.

       The Company is a holding company that owns and operates a bottling company in the greater Toronto area, Canada.

        Segment information

       The business operations of the Company are concentrated in one segment.

        Major customers

       The  Company's  largest  customer  in  1996  accounted  for  20% of  1996 revenues, 20% of 1995 revenues and 25% of 1994 revenues. No other customer accounted for more than 10% of total revenues in any of the three years in the period ended April 30, 1996.

        Basis of consolidation

       These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, PL Brands Canada Inc., Alma Pack Bottling Corporation and PLBC (NRO), Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

        Income taxes

       The Company and its subsidiaries file separate tax returns. Deferred income taxes are provided for the tax effects of differences between the financial and tax basis of assets and liabilities and for operating losses that are available to offset future taxable income.

PL BRANDS, INC.
Notes to Consolidated Financial Statements


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Fixed assets

       Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Useful life of fixed assets is five years.

        Functional currency

       The functional currency of the subsidiaries is the Canadian dollar. All amounts in the balance sheet have been converted to U.S. dollars using the exchange rate as of the end of period and using a weighted average rate of exchange for income statement accounts. The translation gain from foreign currency transactions is recorded on a separate line item of income. Furthermore, the translation gain or loss is reflected in the equity section.

        Estimates

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements during the reported period. Actual results could differ from those estimates.

        Earnings per share

       Earnings per share are based on the weighted average number of shares of common stock outstanding during the respective years. Outstanding stock options have been considered in the earnings per share calculation when their effect is dilutive.


       COMMON AND PREFERRED STOCK

        Common stock

       The Company is authorized to issue 20,000,000 shares of $.001 par value common stock. At April 30, 1996 and April 30, 1995 there were 4,120,000 and 160,000 shares issued and outstanding respectively. When voting each share equals one vote.

        Preferred stock

       The Company is authorized to issued 1,000,000 shares of preferred stock of $.001 par value. Currently the Company has no shares outstanding. The Company's Board of Directors has authority to issue all or any of the authorized but unissued preferred stock in one or more series and to determine voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series.

PL BRANDS, INC.
Notes to Consolidated Financial Statements


3.     COMMON AND PREFERRED STOCK (Continued)

        Reverse stock split/earnings per share

       On September 15, 1995, the Company effected a 1 for 100 reverse stock split of the common stock which reduced the number of common shares outstanding from 16,000,000 to 160,000, 15,000,000 to 150,000 and
       1,000,000  to 10,000 as at April 30,  1995,  April 30, 1994 and April 30,
       1993 respectively. Stockholders' equity has been restated to give retroactive recognition to the reverse stock split for all periods presented by reclassifying from common stock to additional paid-in capital, the par value of the shares consolidated from the reverse split. In addition, all share and per share information has been restated to reflect the reverse stock split.

        Stock issuance

       Effective December 28, 1995, the Company issued 960,000 common shares for a cash consideration of $48,000.

        Debenture conversion

       Effective January 1, 1996, in connection with the Debt Restructuring Agreement with the holders of the debentures, the outstanding convertible debentures amounting to $829,186 were converted into 3,000,000 common shares.


4.       INCOME TAXES

       The deferred tax asset consists of the following:

                                                                     1996                     1995
       Deferred tax asset                                      $        560,567         $         249,406
       Deferred tax asset valuation allowance                                                   (560,567)          (137,291)

       Net deferred tax asset                                  $             --         $         112,115

       The tax benefit is the result of operation losses which will be deductible against future income.

PL BRANDS, INC.
Notes to Consolidated Financial Statements


5.     FIXED ASSETS


                                                                  1996                              1995
                                                               Accumulated       Net Book         Net Book
                                                 Cost         Amortization         Value            Value

       Machinery and equipment              $    709,369      $    468,428     $    240,941     $     212,104
       Office equipment                           35,882            24,578           11,304            34,115
       Leasehold improvements                     58,572            54,821            3,751             4,694

                                            $    803,823      $    547,827     $    255,996     $     250,913

6.     LEASE COMMITMENTS

       A wholly owned subsidiary is obligated under long-term leases to make the following minimum annual lease payments:

                           1997                              $   50,200
                           1998                                  50,200
                           1999                                  33,500

7.     AMOUNTS RECEIVED FOR THE ISSUANCE OF CONVERTIBLE DEBENTURES AND CAPITAL
       STOCK

       Shortly before April 30, 1996, the Company received $52,000 for the issuance of convertible debentures, and $151,850 for the issuance of 3,037,000 common shares. The issuance of these convertible debentures and common shares are not reflected on these financial statements and are not included in the earnings per share calculation because the terms have not been finalized and the certificates have not been issued.


8.     DEPOSITS

       The Company had deposited $73,421 and $93,705 with Graphic Workshop Studios Ltd. and Golden Mayan Foods Ltd., respectively, for the purpose of acquiring these companies. During the current year, the Company abandoned its plans to acquire these companies and wrote off the deposits.

PL BRANDS, INC.
Notes to Consolidated Financial Statements


9.       BANK INDEBTEDNESS AND LONG-TERM DEBT

        Bank indebtedness

       A general assignment of accounts receivable, inventory and certain fixed assets has been provided as security for the bank indebtedness. The Company is allowed to draw on this account as a form of credit.

        Long-term debt

                                                                       1996                     1995
     Bank loan due August 15, 2000,  payable  $41,000  annually plus interest
         (7.75% at April 30, 1996)
         at 1.25% over prime                                   $        214,857         $              --

       Bank loan due October 21, 1998,  payable  $4,400
         annually  plus interest
         (7.75% at April 30, 1996)
         at 1.25% over prime                                                 --                   195,660

       Bank loan due October 21, 1998,  payable  $10,300
        annually plus interest
         (7.75% at April 30, 1996)
         at 1.25% over prime                                                 --                    36,029

                                                                        214,857                   231,689

       Convertible debentures (Note 6)                                                --                 829,186

                                                                        214,857                 1,060,875

       Less:  current portion of bank loan                               41,128                    14,720

       Net long-term debt                                      $        173,729         $       1,046,155

       Certain of the Company's fixed assets have been pledged as security for the long-term debt.

10.    SHAREHOLDERS' LOAN

       The amount of $702,978 due to shareholders, is non-interest bearing and payable on demand.

PL BRANDS, INC.
Notes to Consolidated Financial Statements

11.    ACQUISITION

       On August 19, 1994, a subsidiary of the Company purchased 100% of the outstanding shares of Alma Pack Bottling Corporation for $220 in cash.

       The acquisition was accounted for using the purchased method. The purchase price was allocated to assets and liabilities based on the following estimated fair values at the date of acquisition as determined by management:

       Net tangible assets               $        681,075
       Liabilities                             (1,163,838)
       Goodwill                                   482,983
                                         $            220

       For the year ended April 30, 1995, the write-off of goodwill was not reflected in the Consolidated Statement of Earnings. The net income for the year ended April 30, 1995 has been restated to retroactively recognize the writeoff of the $482,983 of goodwill resulting from the above acquisition. The earnings per share calculation has also been restated.


12.    COMPARATIVE FIGURES

       Certain comparative figures have been reclassified to conform to the current year's presentation.