Form 10QSB
period 1996-07-31
PL BRANDS INC
filed 1996-10-11
CIK 930817

SECURITIES AND EXCHANGE COMMISSION

                                                     WASHINGTON, D.C. 20549

                              FORM 10-QSB


[X] QUARTERLY REPORTPURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended July 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to
               ------------------

               Commission File Number 0-26454

                                                         PL BRANDS, INC.
               (Exact Name of Small Business Issuer as specified in its Charter)


            Delaware                                                 98-0142664
(State or other Jurisdiction of                                 I.R.S. Employer
Incorporation or Organization                               Identification No.)


      10 Planchet Road, Unit 6, Concord, Ontario Canada                  CK4 2C8
      (Address of principal executive offices)                        (Zip Code)

                                                         (905) 761-0888
                                                   (Issuer's telephone number)


               Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes    X           No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                               4,120,000
Title of Class                                     Number of Shares outstanding
                                                        at July 31, 1996
No exhibits included.


                                                         PL BRANDS, INC.
                                                   Consolidated Balance Sheets

                                                                     As at                      As at
                                                                April 30, 1996              July 31,1996
ASSETS

CURRENT
     Cash                                                    $            4,047         $            2,086
     Accounts receivable                                                386,811                    631,297
     Inventory                                                          143,907                    184,566
     Prepaids                                                             8,429                      8,121
Total Current Assets                                                    543,194                    826,070

FIXED ASSETS

Machinery & Equipment                                        $          709,369         $          702,765
Leasehold Improvements                                                   58,572                     58,027
Office Furniture & Equipment                                             35,882                     35,548
                                                             $          803,823         $          796,340
Less: Accumulated Depreciation                               $          547,827         $          557,015
Total Fixed Assets                                           $          255,996         $          239,325
Total Assets                                                 $          799,190         $        1,065,395

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
     Bank Indebtedness                                       $          146,843         $          180,446
     Accounts payable                                                   564,332                    785,694
      Total Current Liabilities                              $          711,175         $          966,140

Long Term Liabilities
     Equipment Bank Loan                                     $          214,857         $          209,596
     Amounts received for the issuance of Convertible
       Debentures and Capital Stock                                     203,850                    256,650
     Shareholders' Loan (Note 10)                                       702,978                    702,978
     Total Long Term Liabilities                                      1,121,685                  1,169,224

STOCKHOLDERS' EQUITY

Common Stock:  $.001 par value,
  authorized 20,000,000                                      $            4,120         $            4,120
Additional Paid-In Capital                                              889,066                    889,066
Accumulated Deficit                                                 (1,957,998)                (1,980,396)
Cumulative Translation Adjustment                                        31,142                     17,241
Total Stockholders' Equity                                   $      (1,033,670)         $      (1,069,969)
Total Liabilities and Stockholders' Equity                   $          799,190         $        1,065,395

                                                               2


                                                         PL BRANDS, INC.
                                               Consolidated Statements of Earnings

                                                                 For the three              For the three
                                                                 months ending              months ending
                                                                 July 31, 1996              July 31,1995

Sales                                                        $            985,969       $           828,389

Cost of Sales                                                $            881,398       $           705,499
Gross Profit                                                 $            104,571       $           122,890

Operating Expenses:
Salaries                                                     $             25,487       $            45,854
Accounting & Legal                                                         21,235                    13,918
Consulting                                                                 20,605                    61,189
Telephone                                                                   7,553                     6,805
Insurance                                                                   1,719                     1,830
Bank Charges & Interest                                                     9,285                     8,579
Travel                                                                      1,295                     9,952
Vehicles                                                                    7,983                     6,171
Offices Expenses                                                            3,644                    30,482
Business Taxes                                                              1,183                         0
Marketing                                                                       0                    10,237
Miscellaneous                                                                   0                     1,238
Debenture Interest                                                              0                    13,820
                                                             $             99,989       $           210,075

Profit (Loss) from Operations                                $              4,582       $          (87,185)

Other Income (Expenses)
Interest Income                                              $                  6       $                 0
Gain (Loss) on Foreign Exchange                                          (12,640)                   (6,542)
Depreciation and Amortization                                            (14,346)                  (13,528)
                                                                         (26,980)                  (20,070)
Net Profit (Loss) for the Period                                         (22,398)                 (107,255)

                                                               3


                                                         PL BRANDS, INC.
                                              Consolidated Statements of Cash Flows

                                                                 For the three              For the three
                                                                 months ending              months ending
                                                                 July 31, 1996              July 31,1995

Operating Activities:
Net Profit (Loss) For the Period                             $           (22,398)       $         (107,255)
Adjustment to reconcile:
     Depreciation and Amortization                                          9,188                     9,758
     Foreign Currency Translation                                          12,640                     6,542
Change in assets and liabilities affecting cash flows:
     Accounts Receivable                                                (244,486)                 (224,425)
     Inventory                                                           (40,659)                  (23,626)
     Prepaid Expenses                                                         308                         0
     Deposits                                                                   0                  (23,604)
     Accounts  Payable                                                    221,362                   332,559
     Bank Indebtedness                                                     33,603                 (110,483)
Net Cash Provided By Operating Activities                    $           (30,442)       $         (140,534)

Investing Activities:
Purchase of Fixed Assets                                     $              7,483       $           (5,973)
Net Cash Provided By Investing Activities                    $              7,483       $           (5,973)

Financing Activities:
Bank Loan-Equipment                                          $            (5,261)       $           (5,375)
Amounts received for the issuance of convertible
  debentures and capital stock                                             52,800                         0
Proceeds from Shareholder Loan                                                  0                   231,764
Foreign Excahnge Gain (Loss)                                             (12,640)                  (6,5423)
Net Cash Provided By Financing Activities                    $             34,899       $           219,847

Effect of Exchange Rate Changes on Cash                      $           (13,901)       $             (229)

Increase (Decrease) in Cash                                  $            (1,961)       $            73,111

Cash Balance - Beginning                                     $              4,047       $            41,559

Cash Balance - Ending                                        $              2,086       $           114,670

                                                               4

                                                PL BRANDS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For The Three Months Ended July 31, 1996 and 1995

NOTE 1 - UNAUDITED INTERIM FINANCIAL INFORMATION

             The unaudited interim financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at July 31, 1996, the results of operations of the three months ended July 31, 1996 and 1995, and the cash flows for the three months ended July 31, 1996 and 1995. The results of operations for the three months ended July 31, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ended April 30, 1997. Reference is made to the Company's Form 10- KSB.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

             Net revenues in the three months ended July 31, 1996 were higher than in the 1995 period due to increased sales volume. Cost of sales for the three months ended July 31, 1996 were 89% of sales, respectively, compared to 85% for the 1995 periods, primarily as a result of increases in materials and pressures on sales prices. Operating expenses for the three months ended July 31, 1996 were significantly lower than in 1995 as a result of management's cost cutting efforts.

             The Company is not expected to become profitable, if at all, until sales grow sufficiently (of which there can be no assurance) to support the administrative burden. Consulting fees were paid for professional consultants, not affiliated with the Company, regarding private label products, obtaining customers, and potential acquisitions of private label product lines.

Liquidity

             As of July 31, 1996, the Company's working capital deficit was $167,981. The Company's working capital position was enhanced by the sale of $52,800 in securities. The Company has also obtained an operating line of credit from a bank in the amount of $250,000 (CAN). As of July 31, 1996, the line of credit amount was US $146,893. The Company intends to sell debt or equity to meet its cash requirements.

                                                   PART II.  OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS
                       None

Item 2.      CHANGES IN SECURITIES
                       None

Item 3.      DEFAULTS UPON SENIOR SECURITIES
                       None

Item 4.      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                       None

Item 5.      OTHER INFORMATION
                       None

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

                       (a)   Exhibits:  None


                       (b)   Reports on Form 8-K:  None

                                                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:         October 1, 1996                              By:  /s/ Robert Brown
              --------------------------                       ----------------
                                                               Robert Brown
                                       Vice President-Administration and Finance
                                                    (chief financial officer and
                                 accounting officer and duly authorized officer)