Form 10QSB
period 1996-10-31
PL BRANDS INC
filed 1996-12-11
CIK 930817

SECURITIES AND EXCHANGE COMMISSION

                                                     WASHINGTON, D.C. 20549
                                                               FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended October 31, 1996

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


                   10 Planchet Road, Unit 6, Concord Ontario, Canada    LK4 2C8
                     (Address of principal executive offices)        (Zip Code)

                                                (905) 761-0888
                                             Issuer's telephone number)


               Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes                No    X

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                                          4,120,000
Title of Class                                      Number of Shares outstanding
                                                             at October 31, 1996


                                                PL BRANDS, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEETS

                                                                                              As At                 As At
                                                                                         April 30, 1996         Oct. 31, 1996
ASSETS
Current Assets
        Cash                                                                            $          4,047       $     131,229
        Accounts Receivable                                                                      386,811             429,284
        Inventory                                                                                143,907             171,229
        Prepaid expenses                                                                           8,429               8,327
               Total current assets                                                              543,194             740,069

Fixed Assets
        Machinery & Equipment                                                                    709,369             720,585
        Leasehold Improvements                                                                    58,572              59,498
        Office Furniture & Equipment                                                              35,882              36,449
                                                                                                 803,823             816,532

        Less: Accumulated Depreciation                                                           547,827             585,791
               Total Fixed Assets                                                                255,996             230,741
               Total Assets                                                             $        799,190       $     970,810

Liabilities and Stockholders' Equity
Current Liabilities
        Bank Indebtedness                                                               $        146,843       $     217,885
        Accounts Payable                                                                         564,332             513,990
               Total Current Liabilities                                                $        711,175       $     731,875

Long Term Liabilities
        Equipment Bank Loan                                                             $        214,857       $     210,060
        Amounts received for the issuance of Convertible
         Debentures and Capital Stock                                                            203,850             313,500
        Shareholders' Loan                                                                       702,978             842,978
               Total Long Term Liabilities                                              $      1,121,685       $   1,366,538

Stockholders' Equity
        Common Stock: $.001 par value,
          20,000,000 authorized                                                         $          4,120       $       4,120
        Additional Paid-In Capital                                                               889,066             889,066
        Accumulated Deficit                                                                  (1,957,998)         (1,998,409)
        Foreign Currency Translation                                                              31,142            (22,380)
               Total Stockholder's Equity                                               $    (1,033,670)         (1,127,603)

        Total Liabilities and Stockholders' Equity                                      $        799,190       $     970,810


























                                                     See Accompanying Notes



                                                PL BRANDS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the three       For the three        For the six        For the six
                                                  months ending       months ending       months ending      months ending
                                                   October 31,         October 31,         October 31,        October 31,
                                                      1995                1996                1995               1996

Sales                                             $     558,347      $      589,626      $    1,386,736      $   1,575,594

Cost of Sales                                     $     508,712      $      522,361      $    1,224,992      $   1,403,759

Gross Profit                                      $      49,635      $       67,265      $      161,744      $     171,835

Operating Expenses:
    Salaries                                      $      25,000      $       26,194      $       70,854      $      51,681
    Accounting & Legal                                   24,589              21,174              38,507             42,409
    Consulting                                           32,526              15,497              93,715             36,102
    Telephone                                             6,842               7,815              13,647             15,368
    Insurance                                             2,407               1,930               4,237              3,649
    Bank Charges & Interest                              28,432               7,655              50,831             16,940
    Travel                                                4,455               1,452              14,407              2,747
    Vehicles                                             13,540               7,321              19,711             15,304
    Business Taxes                                       14,506               1,383              33,445              2,566
    Office Expenses                                      12,145              10,374              23,688             14,018
    Marketing                                             3,593               1,869              12,075              1,869
    Advertising                                            (44)                   0               2,949                  0
                                                  $     167,991      $      102,664      $      378,066      $     202,653
Loss from Operations                              $   (118,356)      $     (35,399)      $    (216,322)      $    (30,818)

Other Income:
    Interest income                               $         284      $            0      $          284      $           6
    Gain (Loss) on Foreign Exchange                      32,690              32,131              27,955             19,491
    Amortization                                        (2,837)            (14,743)             (5,586)           (29,089)
    Total other income                            $      30,137      $       17,388      $       22,653      $     (9,592)

Net Loss                                          $    (88,219)      $     (18,011)      $    (193,669)      $    (40,410)












                                                     See Accompanying Notes



                                                PL BRANDS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the three       For the three        For the six        For the six
                                                  months ending       months ending       months ending      months ending
                                                   October 31,         October 31,         October 31,        October 31,
                                                      1995                1996                1995               1996

Cash Flow From Operating Activities:
Net income (loss)                                 $    (88,219)      $     (18,011)      $    (193,669)      $    (40,410)
Non-cash items-Depreciation and Amortization             22,754              28,776              32,514             37,964
Non-cash item-Foreign Currency Translation                                 (32,131)               3,090           (19,491)
Change in working capital-Accounts Receivable           210,692             202,013             (31,728)          (42,473)
Change in working capital-Inventory                    (12,593)              13,337            (36,219)           (27,322)
Change in working capital-Prepaid Expenses              (4,317)             (206)               (2,299)                102
Change in working capital-Deposits                     (20,955)                   0            (18,432)                  0
Bank Indebtedness                                             0              37,439                   0             71,042
Change in working capital-Accounts Payable            (280,611)           (271,704)           (571,133)              (50,342)
CASH USED BY OPERATING ACTIVITIES              $      (173,249)    $      (40,487)     $      (817,876)   $          (70,930)

Cash Flow From Financing Activities:
Bank Loan-Equipment                               $         847      $          464      $       10,190      $     (4,797)
Convertible Debentures                                (829,186)              56,850           (829,186)            109,650
Shareholder Loan                                      (134,960)             140,000             675,980            140,000
Foreign Exchange Gain (Loss)                                                 32,131                                 19,491
Common Shares (conversion)                              922,165                   0             922,165                  0
CASH PROVIDED BY
  FINANCING ACTIVITIES                            $    (41,134)      $      229,445      $      779,149      $     264,344

Cash Flow From Investing Activities:
Machinery & Equipment                             $    (15,086)      $     (20,192)      $     (21,059)      $    (12,709)
CASH USED IN INVESTING ACTIVITIES                      (15,086)            (20,192)            (21,059)               (12,709)

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                 $           0      $     (39,623)      $            0      $      53,523

INCREASE (DECREASE) IN CASH                       $   (229,469)      $      129,143      $     (59,786)      $     127,182

CASH BALANCE - BEGINNING                          $     100,759      $        2,086      $     (68,924)      $       4,047

CASH BALANCE - ENDING                             $   (128,710)      $      131,229      $    (128,710)      $     131,229































                                                     See Accompanying Notes

                                                PL BRANDS, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For The Three and Six Months Ended October 31, 1995 and 1996

NOTE 1 - UNAUDITED INTERIM FINANCIAL INFORMATION

    The unaudited interim financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at October 31, 1996, the results of operations of the three and six months ended October 31, 1995 and 1996, and the cash flows for the three and six months ended October 31, 1995 and 1996. The results of operations for the three months ended October 31, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ended April 30, 1997. Reference is made to the Company's Form 10-KSB, for the year ended April 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
         CONDITION

Results of Operations

    Sales increased in the 1996 periods compared to 1995 due to increased sales volume. Gross margin was essentially unchanged in 1996 as compared to 1995. Operating expenses were significantly lower in the 1996 period due to management cost cutting efforts.

Liquidity

    As of October 31, 1996, the Company's working capital was $8,194. The Company's working capital position was enhanced as compared to April 30, 1996 by the sale of securities and proceeds from a shareholder loan. The Company has also obtained an operating line of credit from a bank in the amount of $250,000
(CAN). As of October 31, 1996, the amount used on the line of credit was $71,042.

    The Company anticipates its need for cash over the next 12 months for general and administrative expenses to be $50,000 per month. This amount is expected to be provided from operations and provided by private placements of debt or equity. The Company has no specific plans for any placement of its securities.

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


Date:         December 11, 1996                                 /s/ Robert Brown
              --------------------------                       ----------------
                                                                Robert Brown
                                                                  Vice President
                                                                  Administration
                                                                  and    Finance
                                                                  (chief
                                                                  financial
                                                                  officer    and
                                                                  accounting
                                                                  officer    and
                                                                  duly
                                                                  authorized
                                                                  officer)