Form 10QSB
period 1997-01-31
PL BRANDS INC
filed 1997-03-17
CIK 930817

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

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

                                           Yes                No    X

           Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                 4,120,000
---------------------------------- --------------------
Title of Class                         Number of Shares outstanding
                                   at January 31, 1997


                                                  PL BRANDS, INC.
                                            Consolidated Balance Sheets

                                                                     As at                      As at
                                                                April 30, 1996              Jan 31, 1997
ASSETS

CURRENT
     Cash                                                    $            4,047         $            6,493
     Accounts receivable                                                386,811                    467,568
     Inventory                                                          143,907                    137,228
     Prepaids                                                             8,429                     10,543
Total Current Assets                                                    543,194                    621,832
FIXED ASSETS

Machinery & Equipment                                        $          709,369         $          719,244
Leasehold Improvements                                                   58,572                     59,388
Office Furniture & Equipment                                             35,882                     36,381
                                                             $          803,823         $          815,013
Less: Accumulated Depreciation                               $          547,827         $          599,324
Total Fixed Assets                                           $          255,996         $          215,689
Total Assets                                                 $          799,190         $          837,521

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
     Bank Indebtedness                                       $          146,843         $          158,670
     Accounts payable                                                   564,332                    542,632
      Total Current Liabilities                              $          711,175         $          701,302

Long Term Liabilities
     Equipment Bank Loan                                     $          214,857         $          182,494
     Amounts received for the issuance of Convertible
       Debentures and Capital Stock                                     203,850                    313,500
     TotalhLongrTermoLiabilities                                      1,121,685                  1,338,972


STOCKHOLDERS' EQUITY

Common Stock:  $.001 par value,
  authorized 20,000,000                                      $            4,120         $            4,120
Additional Paid-In Capital                                              889,066                    889,066
Accumulated Deficit                                                 (1,957,998)                (2,084,347)





Cumulative Translation Adjustment                                        31,142                   (11,592)
Total Stockholders' Equity                                   $      (1,033,670)         $      (1,202,753)
Total Liabilities and Stockholders' Equity                   $          799,190         $          837,521









































                                              See Accompanying Notes



                                                  PL BRANDS, INC.
                                       Consolidated Statements of Operations

                                         For the three       For the three     For the nine        For the nine
                                         months ending       months ending     months ending       months ending
                                         Jan 31, 1997        Jan 31, 1996      Jan 31, 1997        Jan 31, 1996

Sales                                   $        370,262    $      259,102    $      1,945,856    $     1,645,838

Cost of Sales                           $        352,245    $      248,557    $      1,756,004    $     1,473,549
Gross Profit                            $         18,017    $       10,545    $        189,852    $       172,289

Operating Expenses:
Salaries                                $         25,955    $       14,959    $         77,636    $       122,394
Accounting & Legal                                11,542            17,400              53,951             55,907
Consulting                                        26,763                 0              62,865             57,134
Telephone                                          6,056             7,623              21,424             21,270
Insurance                                          1,915             1,315               5,564              5,552
Bank Charges & Interest                            6,644             9,019              23,584             59,850
Travel                                               864             5,398               3,611             19,805
Vehicles                                           5,416             5,742              20,720             25,453
Offices Expenses                                   (820)            23,864              13,198             80,997
Business Taxes                                         3                 0               2,569                  0
Marketing                                              3           (6,488)               1,872              5,587
Miscellaneous                                          0               913                   0              3,862
Debenture Interest                                     0                 0                   0                  0
                                        $         84,341    $       79,745    $        286,994    $       457,811

Profit (Loss) from Operations           $       (66,324)    $     (69,200)    $       (97,142)    $     (285,522)

Other Income (Expenses)
Interest Income                         $              0    $           18    $              6    $           302
Gain (Loss) on Foreign Exchange                  (5,005)             (745)              14,486             28,700
Depreciation and Amortization                   (14,610)           (2,627)            (43,669)            (8,213)
                                                (19,615)           (1,864)            (29,207)           (20,789)
Net Profit (Loss) for the Period                (85,939)          (71,064)           (126,349)          (264,733)















                                              See Accompanying Notes



                                                  PL BRANDS, INC.
                                       Consolidated Statements of Cash Flows

                                         For the three       For the three     For the nine        For the nine
                                         months ending       months ending     months ending       months ending
                                         Jan 31, 1997        Jan 31, 1996      Jan 31, 1997        Jan 31, 1996

Operating Activities:
Net Profit (Loss) For the Period        $       (85,939)    $     (71,064)    $      (126,349)    $     (246,733)
Adjustment to reconcile:
     Depreciation and
    Amortization                                  13,533             2,696              51,497             35,210
     Foreign Currency
    Translation                                    5,005                 0            (14,486)              3,090
Change in assets and liabilities affecting cash flows:
     Accounts Receivable                        (38,284)            24,564            (80,757)            (7,164)
     Inventory                                    34,001            24,050               6,679           (12,169)
     Prepaid Expenses                            (2,216)               114             (2,114)            (2,185)
     Deposits                                          0             9,733                   0            (8,699)
     Accounts Payable                             28,642          (12,564)            (21,700)          (583,697)
     Bank Indebtedness                          (59,215)                 0              11,827                  0
Net Cash Provided By
 Operating Activities                   $      (104,473)    $     (22,471)    $      (175,403)    $     (840,347)

Investing Activities:
Purchase of Fixed Assets                $          1,519    $       11,265    $       (11,190)    $       (9,794)
Net Cash Provided By
 Investing Activities                   $          1,519    $       11,265    $       (11,190)    $       (9,794)

Financing Activities:
Bank Loan-Equipment                     $       (27,566)    $      (9,350)    $       (32,363)    $           840
Convertible Debentures
 and Capital Stock                                     0                 0             109,650          (829,186)
Common Share (conversion)                              0                 0                   0            970,164
Shareholder Loan                                       0            38,269             140,000            666,250
Foreign Exchange Gain (Loss)                     (5,005)                 0              14,486                  0
Net Cash Provided By
 Financing Activities                   $       (32,571)    $       28,919    $        231,773    $       808,068
Effect of Exchange
 Rate Changes on Cash                   $         10,789    $            0    $       (42,734)    $             0
Increase (Decrease) in Cash             $      (124,736)    $       17,713    $          2,446    $      (42,073)
Cash Balance - Beginning                $        131,229    $      128,710    $          4,047    $      (68,924)
Cash Balance - Ending                   $          6,493    $    (110,997)    $          6,493    $     (110,997)

                                              See Accompanying Notes

                                         PL BRANDS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Three and Nine Months Ended January 31, 1996 and 1997

NOTE 1 - UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at January 31, 1997, the results of operations of the three and nine months ended January 31, 1996 and 1997, and the cash flows for the three and nine months ended January 31, 1996 and 1997. The results of operations for the three months ended January 31, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ended April 30, 1997. Reference is made to the Company's Form 10-KSB, for the year ended April 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

     Sales increased in the 1997 periods compared to 1996 due to increased sales volume. Gross margin was lower due to increased prices of materials which the Company was unable to recoup by raising prices. Operating expenses were significantly lower in the 1997 period due to management cost cutting efforts.

Liquidity

     As of January 31, 1997, the Company's working capital deficit was 79,740. The Company's working capital position was enhanced as compared to April 30, 1997 by the sale of securities and proceeds from a shareholder loan. The Company has also obtained an operating line of credit from a bank in the amount of $250,000 (CAN).

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


Date:     March 14, 1997                                  By:  /s/ Robert Brown
                                                               ----------------
                                                                   Robert Brown
                                                                   Vice
                                                                   President
                                                                  Administration
                                                                   and   Finance
                                                                   (chief
                                                                   financial
                                                                   officer   and
                                                                   accounting
                                                                   officer   and
                                                                   duly
                                                                   authorized
                                                                   officer)