Form 10KSB
period 1997-04-30
PL BRANDS INC
filed 1998-01-08
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended April 30, 1997

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                          to


Commission file number  0-26454

                                                  PL BRANDS, INC.
                           (Exact name of small business issuer in its charter)


          Delaware                                                  98-0142664
(State or other jurisdiction of incorporation(I.R.S.Employer Identification No.)
 or organization)
                 10 Planchet Road, Unit 6
                 Concord, Ontario, Canada                             L4K 2C8
           (Address of principal executive offices)                  (Zip Code)

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

           Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

           State issuer's revenues for its most recent fiscal year:
$2,460,306.

           The aggregate market value of the voting stock held by non-affiliates of the registrant was indeterminable since the Common
Stock was quoted unpriced.

           The number of shares outstanding of the issuer's classes of Common Stock as of April 30, 1997:

Common Stock, $.001 Par Value 9,143,279 shares

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

Products

         The Company's principal products are concentrated on spring water products. Spring-water based products including drinking water, flavored or unflavored, and spring water teas. Projects under development include specialty snack lines. The Company has brokered snack products and expects to continue to engage in food brokerage activities in the future.

         In August 1994, the Company acquired bottling equipment and related assets for a total consideration of cash and debt of $825,000 (Canadian) to use for bottling spring water products.

         The raw materials for the Company's products are readily available from a wide source of suppliers, and the Company is not dependant upon any one supplier or group of suppliers. The Company's current customers include Flemming, Co., Winn-Dixie, A & P, Bi-Lo, Red Food Stores, Wakefern Food Company, Topco, Health For Life Brands of Arizona, Inc, and Public Supermarkets. The Company is negotiating additional contracts with other supermarket chains.

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

Employees

         As of April 30, 1997, the Company had 16 employees other than its officers.

Item 2.           Management's Discussion and Analysis or Plan of Operation

         The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

Operations

         Net sales for the year ended April 30, 1997 ("Fiscal 1997") were $2,460,306, or higher than sales in the year ended April 30, 1996 ("Fiscal 1996") of $2,218,219, primarly due to increased sales but also for higher prices on flavored spring water products. Gross margin increased to 10.7% of gross sales in Fiscal 1997 compared to 7.5% of net sales in Fiscal 1997. The reason for the increase was better margins on water products.

         Operating expenses decreased from $681,309 to $474,525 in Fiscal 1997, primarily or as a result of cost cutting measures implemented by management.

         Loss from operations decreased from $514,344 in Fiscal 1996 to $211,316 in Fiscal 1997 primarily as the result of the decrease in operating expenses. In 1996 the Company wrote off investments in two proposed acquisitions and wrote off acquisition good will in 1995, resulting in net losses of $800,009 in fiscal 1996 and $1,113,287 in fiscal 1995.

Liquidity

         As of April 30, 1997, the Company's working capital deficit was $97,778 and its shareholder's deficit was $10,189. The Company converted $296,650 in debentures into shares of common stock and converted shareholder loans of $88,325 into common stock. The Company intends to sell additional debentures or preferred stock in the future.

         The Company anticipates its need for cash over the next 12 months for general and administrative expenses to be $25,000 per month. This amount is expected to be funded almost entirely from operations and suplemented by private placements of debt or equity. The Company also desires to purchase additional manufacturing and packaging equipment to manufacture and package food products, up to approximately $5,000,000 in value, over the next twelve months. Although the Company's business does not require the purchase of this equipment since it can contract with other parties for these services, Management believes that the ownership of its own equipment will result in better profit margins. The Company has no specific plans for any placement of its securities.

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

                                                      PART II

Item 5.           Market for Registrant's Common Equity and Related
Stockholder Matters

         (a)      Market Information

                  The Common Stock has traded infrequently and sporadically on the Electronic Bulletin Board under the symbol "PLBC" from October 28, 1994 to September 15, 1995 and thereafter under the symbol "PLCB." As of October 31, 1997, the Common Stock was unpriced under the symbol "PLBI".

         (b)      Holders

                  As of August 1, 1997, there were approximately 524 holders of Company common stock.

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

         Report of Independent Auditors--Deloitte & Touche Chartered
Accountants
         Report of Independent Auditors--Armando Ibarra CPA Balance Sheet at April 30, 1997 and 1996 Statement of Income for the years ended April 30, 1997, 1996 and 1995 Statement of Stockholders' Equity Statement of Cash Flows for the years ended April 30, 1997, 1996 and 1995 Notes to Financial Statements


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

         2. On July 3, 1996 the Registrant engaged Deloitte & Touche, Chartered Accountants, as its new independent accountants.

                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

        Name                            Age                    Office



    Andre Corbeil                        53              President and Director
    Robert Brown                         37             Vice President - Finance
Secretary,
                                                         Treasurer and Director
    John W. Martin                       53                Director
    Edward I. Willis                     73                Director
    Fred Procopio                        41     Vice President - Operations and
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

Item 10.          Executive Compensation

          No compensation was paid by the Company to any executive officer prior to April 30, 1994. Directors are reimbursed for expenses incurred in connection with performance of their duties as directors. In fiscal 1997 and 1996, respectively, Andre Corbeil, Chief Executive Officer, was paid $55,000 and $0, Mr. Fred Procopio, Vice-President Operations was paid $52,000 and $52,000 and Robert Brown, Chief Financial Officer was paid $30,000 and $30,000. In Fiscal 1997 there are no other forms of long term or other compensation.

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

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock

            Andre Corbeil                                 0                             *
            Fred Procopio                               600                             *
            Rob Brown                                     5                             *
            John W. Martin                                3                             *
            Edward I. Willis                              3                             *

            All officers and directors
            as a group (5 persons)                      611                              *

            * less than 1%

Item 12.     Certain Relationships and Related Transactions

            Not Applicable.
                                                      PART IV

Item 13.                                           Exhibits

    Exhibit No.            Document Description

           The following exhibits required by Item 601 of Regulation S-B are filed herewith:

      Exhibit No.            Document Description

        3.                 Certificate of Incorporation and Bylaws

                           3.1.     Certificate of Incorporation(1)
                           3.2      Amendment to Certificate of Incorporation(1)
                           3.3      Bylaws(1)

        4.                 Instruments Defining Rights of Security holders

                           4.1      Form of Convertible Debenture(1)

        16. Change in Auditors. Incorporated by reference tothe Company's 1996 10-KSB/A.

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


Dated:                                                         December 5, 1997
                                                    PL BRANDS, INC.



                                                        By:
                                                          Andre Corbeil
                                                       Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 5, 1997.



By:
   Andre Corbeil
   Chief Executive Officer (principal executive officer) and
Director


By:
    Robert Brown
    Vice President - Finance, Secretary, Treasurer (principal
accounting and financial officer) and Director

Deloitte & Touche
Chartered Accountants
5140 Yonge Street, Suite 1700
North York, Ontario  M2N 6L7


Auditor's Report

To the Shareholders of
PL Brands, Inc.

We have audited the consolidated balance sheets of PL Brands, Inc. and subsidiaries as at April 30, 1997 and April 31, 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended April 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended April 30, 1995 were audited by other auditors whose report, dated September 9, 1995 contained a reservation pertaining to opening inventories.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of PL Brands, Inc. and subsidiaries as at April 30, 1997 and April 30, 1996 and the results of their operations and their cash flows for the years ended April 30, 1997 and 1996 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statement, the company's recurring losses from operations and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Deloitte & Touche
Chartered Accountants
North York, Ontario
July 31, 1997



                                                  PL BRANDS, INC.
                                            Consolidated Balance Sheets
                                      As of April 30, 1997 and April 30, 1996

                                                                     1997                       1996
ASSETS

CURRENT
     Cash                                                    $            1,638         $            4,047
     Accounts receivable (less allowance for doubtful
       accounts of $nil (1996 $13,800)                                                  431,053                            386,811
     Inventory                                                          241,543                    143,907
     Prepaids                                                             7,070                      8,429
                                                                        681,304                    543,194
FIXED ASSETS (Note 3)                                                   215,408                    255,996
                                                             $          896,712         $          799,190

LIABILITIES

CURRENT
     Bank Indebtedness (Note 4)                              $          151,212         $          146,843
     Accounts payable                                                   520,363                    564,332
     Note payable (Note 5)                                               64,576                         --
     Shareholders' loan (Note 6)                                             --                    702,978
     Current portion of long-term debt (Note 4)                                   42,931                                   41,128
     Amounts received for the issuance of convertible
       debentures and capital stock (Note 7)                                            --                                 203,850
                                                                        779,082                  1,659,131
NET LONG-TERM DEBT (Note 4)                                             127,819                    173,729
                                                                        906,901                  1,832,860
STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 8)                                                    9,143                      4,120

ADDITIONAL PAID-IN CAPITAL                                            2,128,906                    889,066

ACCUMULATED DEFICIT                                                 (2,224,603)                (1,957,998)

CUMULATIVE TRANSLATION ADJUSTMENT                                        76,365                     31,142
                                                                       (10,189)                (1,033,670)
                                                             $          896,712         $          799,190



                                                  PL BRANDS, INC.
                                        Consolidated  Statement  of Earnings For
                         the years ended April 30,  1997,  April 30,  1996,  and
                         April 30, 1995

                                                   1997                       1996                      1995
NET SALES                                 $           2,460,306      $          2,218,219      $         2,221,726

COST OF SALES                                         2,197,097                 2,051,254                1,970,237
GROSS PROFIT                                            263,209                   166,965                  251,489
OPERATING EXPENSES
     Consulting fees and commissions                     89,708                   228,459                  174,933
     Salaries                                           101,628                   107,239                  200,308
     Office expense                                      46,768                    88,902                  160,187
     Accounting and legal                               109,357                    60,271                  160,077
     Automobile                                          23,730                    39,168                   28,254
     Interest                                                --                    34,549                   75,525
     Bank charges                                        29,178                    34,410                    5,793
     Telephone                                           28,660                    28,390                   19,727
     Travel                                              18,036                    25,028                   14,344
     Insurance                                            7,391                    17,516                    6,909
     Business taxes                                       5,128                    10,936                    6,113
     Entertainment                                        1,891                     3,904                    5,506
     Marketing                                           13,050                     2,537                  125,398
                                                        474,525                   681,309                  983,074
LOSS FROM OPERATIONS                                  (211,316)                 (514,344)                (731,585)
OTHER INCOME (EXPENSES)
     Interest income                                          6                       546                    3,156
     Gain on foreign exchange transactions              (45,821)                    4,098                    3,046
     Depreciation and amortization                      (9,474)                   (11,068)                  (9,309)
                                                       (55,289)                   (6,424)                  (3,107)
LOSS BEFORE INVESTMENT
  WRITEOFF AND TAXES                                  (266,605)                 (520,768)                (734,692)
INVESTMENT WRITEOFF (Note 9)                                 --                   167,126                       --
GOODWILL ON ACQUISITION
  WRITEOFF (Note 10)                                         --                        --                (482,983)
LOSS BEFORE TAXES                                     (266,605)                 (687,894)              (1,217,675)
INCOME TAX BENEFIT (NOTE 11)                                 --                 (112,115)                  104,388
NET LOSS FOR THE YEAR                     $           (266,605)      $          (800,009)      $       (1,113,287)
NET LOSS PER SHARE OF
  COMMON STOCK                            $              (3.99)      $            (53.84)      $          (695.80)
WEIGHTED AVERAGE SHARES
  OUTSTANDING (Note 8)                                   66,736                    14,860                    1,600



                                                  PL BRANDS, INC.
                                       Consolidated Statements of Cash Flows For
                       the years ended April 30, 1997,  April 30, 1996 and April
                       30, 1995

                                                   1997                       1996                      1995
OPERATING ACTIVITIES

   Net loss for the year                  $           (266,605)      $          (800,009)      $       (1,113,287)
   Items not requiring the use of cash
   Adjustment to reconcile:
     Depreciation and Amortization                       62,729                    51,766                   60,045
     Investment writeoff                                     --                   167,126                       --
     Goodwill on acquisition writeoff                        --                        --                  482,983
     Loss (gain) in foreign transactions                 45,821                   (4,098)                  (3,046)
   Change in assets and liabilities affecting cash flows:
     Accounts receivable                               (44,242)                 (168,235)                (218,576)
     Inventory                                         (97,636)                  (11,852)                (132,055)
     Prepaids                                             1,359                   (4,704)                  (3,304)
     Deferred taxes                                          --                   112,115                (104,388)
     Accounts payable                                  (43,969)                   245,462                  306,144
     Bank Indebtedness                                    4,369                    36,360                  110,483
     Payroll taxes                                           --                   (1,744)                       --
   Net cash used for operating activities             (338,174)                 (377,813)                (615,001)
INVESTING ACTIVITIES

   Purchase of fixed assets                            (22,141)                  (56,849)                 (18,315)
   Deposits on companies                                     --                        --                (167,126)
   Net cash used for investing activities              (22,141)                  (56,849)                (185,441)
FINANCING ACTIVITIES

   Stock issuance                                            60                    48,000                    1,000
   Amounts received for the issuance of
     convertible debentures and capital stock           249,650                   203,850                       --
   Foreign exchange gain (Loss)                        (45,821)                     4,098                    3,046
   Decrease in tax benefit                                   --                        --                  104,388
   Proceeds from shareholders' loan                          --                   356,925                  161,620
   Payments to former shareholders                           --                 (233,123)                       --
   Payments of bank loans payable                      (44,107)                  (16,832)                (399,776)
   Proceeds from debentures                                  --                        --                  829,186
   Proceeds from note payable                            64,576                        --                       --
   Conversion of shareholder loan interest88,325                   --                        --
   Net cash provided by financing activities            312,683                   362,918                  699,464
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                               45,223                    34,232                   19,852
NET DECREASE IN CASH                                    (2,409)                  (37,512)                 (81,126)

CASH AT BEGINNING OF YEAR                                 4,047                    41,559                  122,685
CASH AT END OF YEAR                       $               1,638      $              4,047      $            41,559


                                                  PL BRANDS, INC.
                                  Consolidated Statement of Stockholders' Equity
                                  For the period April 30, 1994 to April 30, 1997

                                        Common Stock       Additional                    Cumulative
                                   Number                  Paid-In      Accumulated     Translation
                                  of Shares     Amount     Capital        Deficit       Adjustment           Total
                                (see Note 8)

BALANCE - April 30, 1994              1,500    $ 15,000   $        -     $(44,702)     $         --   $   (29,702)

   Stock Issuance                           100        1,000           --            --             --
                                                                                                            1,000
   Foreign currency translation
     effect                              --          --           --            --          (3,090)        (3,090)
   Net loss for the year ended
     April 30, 1995                      --          --           --     (1,113,287)             --    (1,113,287)

BALANCE - April 30, 1995              1,600      16,000           --     (1,157,989)        (3,090)    (1,145,079)

   1-100 reverse stock split (Note 8)   --     (15,840)        15,840               --             --          --
   Debenture Conversion              30,000      3,000        826,186          --             --          829,186
   Stock issuance                     9,600         960       47,040            --               --         48,000
   Foreign currency translation
     effect                              --          --           --            --           34,232         34,232
   Net loss for the year ended
     April 30, 1996                      --          --           --     (800,900)               --      (800,009)

BALANCE - April 30, 1996             41,200       4,120      889,066     (1,957,998)         31,142    (1,033,670)

   Stock Issuance                       600         60             --            --             --             60
   1-100 reverse stock split (Note 8)   --      (4,138)         4,138               --             --          --
   Debenture conversion           2,118,956      2,119        294,531          --             --          296,650
   Shareholder loan conversion    6,982,523     6,982         941,171           --           --           948,153
   Foreign currency translation
     effect                              --          --           --            --           45,223         45,223
   Net loss for the year ended
     April 30, 1997                      --          --           --           (266,605)          --      (266,605)
BALANCE - April 30, 1997          9,143,279      $9,143    $2,128,906    $   (2,224,603)$   76,365     $   (10,189)


                                                  PL BRANDS, INC.
                                     Notes to Consolidate Financial Statements
                                                  April 30, 1997
                                                (Expressed in US$)

1.       FUTURE OPERATIONS

         The Company incurred a significant net less for the years ended April 30, 1997, April 30, 1996 and April 30, 1995, and the continued stockholders' deficiency raises substantial doubt about its ability to continue as a going concern.

         Management has instituted a plan to obtain financing to purchase other companies and feels this will contribute toward achieving profitability and positive cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

         PL Brands, Inc. (the "Company") was incorporated under the laws of the State of Delaware on May 12, 1994 concurrently with the filing of a Certificate of Domestication by its predecessor, Malone Road Investments, Ltd., which was incorporated in the Isle of Man on August 6, 1990. Pursuant to Delaware corporate law, the Company is declared to have to have been incorporated in Delaware as of August 6, 1990.

         The Company is a holding company that owns and operates a bottling company in the greater Toronto area, Canada.

Segment information

         The business operations of the Company are concentrated in one segment.

Major customers

         The Company's largest customer in 1997 accounted for 23% of 1997 revenues, 20% of 1996 revenues and 20% of 1995 revenues. One customer accounted for more than 10% of total revenues in 1997.

Basis of consolidation

         These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Private Label Brands Inc., Alma Pack Bottling Corporation and PLBC (NRO), Inc. All significant intercompany transactions and accounts have been eliminated on consolidation.

                                                  PL BRANDS, INC.
                                     Notes to Consolidate Financial Statements
                                                  April 30, 1997
                                                (Expressed in US$)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

         The Company and its subsidiaries file separate tax returns. Deferred income taxes are provided for the tax effects of differences between the financial and tax basis of assets and liabilities and for operating losses that are available to offset taxable income.

Inventory

         Inventory is valued at the lower of cost and market. Cost is determined using the average cost method. Market for raw materials and finished goods is defined as net realizable value.

Fixed assets

         Fixed assets are stated at cost and depreciation is provided as follows:

         Machinery and equipment  20% declining balance
         Office equipment                      20% declining balance
         Leasehold improvements       20% straight line

         Fixed  assets  are  not   depreciated  in  the  year  of   acquisition.
Depreciation amounted to $62,729, $51,766 and $60,045 for the years ended April 30, 1997, 1996, and 1995 respectively.

Functional currency

         The functional currency of the subsidiaries is the Canadian dollar. All amounts in the balance sheet have been converted to U.S. dollars using the exchange rates as of the end of period and using a weighted average rate of exchange  for income  statement  accounts.  The  translation  gain from  foreign currency transactions is recorded on a separate line item of income. Furthermore, the translation gain or loss is reflected in the equity section.

Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements during the reported period. Actual results could differ from those estimates.

                                                  PL BRANDS, INC.
                                     Notes to Consolidate Financial Statements
                                                  April 30, 1997
                                                (Expressed in US$)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per share

         Loss per share has been calculated using the weighted average number of shares of common stock outstanding during the respective years after giving effect to the consolidation of the Company's shares (Note 8). Outstanding stock options have been considered in the loss per share calculation when their effect is dilutive.

3.       FIXED ASSETS

                                                              1997
                                                       Accumulated
                                                         Depreciation
                                                               and           Net Book
                                             Cost       Amortization          Value

Machinery and equipment           $             713,442  $    503,462     $           209,980
Office equipment                                 34,968        32,467                  2,501
Leasehold improvements                           57,081        54,154                  2,927
                                       $        805,491   $   590,083    $            215,408


                                                              1996
                                                             Accumulated
                                                         Depreciation
                                                               and           Net Book
                                             Cost         Amortization          Value

Machinery and equipment            $             709,369  $    468,428     $           240,941
Office equipment                                  35,882        24,578                  11,304
Leasehold improvements                            58,572        54,821                   3,751
                                       $         803,823   $   547,827    $            255,996


                                                  PL BRANDS, INC.
                                     Notes to Consolidate Financial Statements
                                                  April 30, 1997
                                                (Expressed in US$)


4.       BANK INDEBTEDNESS AND LONG-TERM DEBT

         The Company has the following credit facilities (translated into US$ using year end exchange rate):

                  $223,240 - floating rate term loan
                  $178,878 - demand revolving loan

         A general assignment of accounts receivable, inventory and certain fixed assets have been provided as security for the borrowings under these credit facilities.

Long-term debt

                                              1997                 1996
Floating  rate term loan due August  15,
 2000  payable  $40,000  annually  plus
  interest (6%
  at April 30, 1997) at 1.25% over prime  $           170,750   $        214,857

Less:  current portion of bank loan                    42,931             41,128
Net long-term debt                       $         127,819    $          173,729

         Certain of the Company's fixed assets have been pledged as security for the long-term debt.

         Long-term debt under the new banking agreement matures as follows:

         Year ending April 30,       1998  $        42,931
                                     1999           42,929
                                     2000           42,930
                                     2001           41,960
                                               $   170,750

Bank indebtedness

         Included in the bank indebtedness is $172,000 (1996 - $147,000) of the demand revolving loan. This loan bears interest at prime plus 1.25%.

                                                  PL BRANDS, INC.
                                     Notes to Consolidate Financial Statements
                                                  April 30, 1997
                                                (Expressed in US$)

4.       BANK INDEBTEDNESS AND LONG-TERM DEBT (Contd.)

         Under the banking agreement dated August 15, 1995 there were specific covenants which have to be met annually. Certain of these covenants were not met for the year ended April 30, 1997.

         On April 30, 1997 effective May 2, 1997, the company entered into a new banking agreement. Under the agreement the demand revolving loan was increased to $214,654 and the term loan has decreased to $135,232.

5.       NOTES PAYABLE

         The note payable of $64,576 (1996 - nil) is unsecured and bears no interest. It is repayable at $21,400 per month.

6.       SHAREHOLDER'S LOAN

         The amount of $702,978 due to shareholders, is non-interest bearing and payable on demand. During the year the loan was converted into common shares of the Company (Note 8).

7.       AMOUNTS RECEIVED FOR THE ISSUANCE OF CONVERTIBLE DEBENTURES
         AND CAPITAL STOCK

         Shortly before April 30, 1996, the Company received $52,000 for the issuance of convertible debentures, and $151,850 for the issuance of 3,037,000 common shares. The issuance of these convertible debentures and common shares is reflected on these financial statements (Note 8).

8.       CAPITAL STOCK

Common Stock

         The Company is authorized to issue 20,000,000 shares of $.001 par value common stock. At April 30, 1997 and April 30, 1996 there were 9,143,279 and 41,200 shares issued and outstanding respectively. When voting share equals one vote.

                                                  PL BRANDS, INC.
                                     Notes to Consolidate Financial Statements
                                                  April 30, 1997
                                                (Expressed in US$)
Preferred stock

         The Company is authorized to issue 1,000,000 shares of preferred stock of $.001 par value. Currently the Company has no shares outstanding. The Company's Board of Directors has authority to issue all or any of the authorized but unissued preferred stock in one or more series and to determine voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series.

Reverse stock split/earnings per share

         On September 15, 1995, the Company effected a 1 for 100 reverse stock split of the common stock which reduced the number of shares outstanding from 16,000,000 to 160,000 (15,000,000 to 150,000 as at April 30, 1995).

         On April 4, 1997, the Company effected a 1 for 100 reverse stock split of the common stock which reduced the number of common shares outstanding from 4,180,000 to 41,800, 4,120,000 to 41,200, 160,000 to 1,600 as at April 30, 1996
and April 30, 1995 respectively. All share and per share information has been restated to reflect the consolidation.

Stock issuance

         Effective December 12, 1996, the Company issued 60,000 common shares for $60.

Debenture conversion

         Pursuant to the Resolution of the Board of Directors on April 24, 1997 and in connection with the Debt Restructuring Agreement with the holders of the debentures, the outstanding convertible debentures amounting to $296,650 were converted into 2,118,956 common shares as reflected in these financial statements. The actual share certificates were issued on May 15, 1997.

Shareholder loan conversion

         Pursuant to the Resolution of the Board of Directors on April 24, 1997 the outstanding shareholder loans amounting to $948,153 were converted into 6,982,523 common shares as reflected in these financial statements. The common shares were issued on May 15, 1997.

9.       DEPOSITS

         The Company had deposited $73,421 and $93,705 with Graphic Workshop Studios Ltd. and Golden Mayan Foods Ltd., respectively, for the purpose of acquiring these companies. During 1996, the Company abandoned its plans to acquire these companies and wrote off the deposits.

                                                  PL BRANDS, INC.
                                     Notes to Consolidate Financial Statements
                                                  April 30, 1997
                                                (Expressed in US$)

10.      ACQUISITION

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

         For the year ended April 30, 1995, the writeoff of goodwill was not reflected in the Consolidated Statement of Earnings. The net income for the year ended April 30, 1995 has been restated to retroactively recognize the writeoff of the $482,982 of goodwill resulting from the above acquisition. The earnings per share calculation has also been restated.

11.      INCOME TAXES

         In 1995, the company had recorded a net deferred tax asset of $112,115. In 1996, this deferred tax asset was fully provided for on the basis that the Company's history of losses indicate that the benefit arising from these losses may not be realized. In 1997, a deferred tax benefit has not been reflected in the financial statements. The Company's effective tax rate is approximately 40%. The Company has incurred losses which will be used to offset taxable income. As a result, the Company is not liable for income taxes at the present time.

12.      FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

Interest rate risk

         The Company has significant financing in the form of a demand revolving loan, and floating rate term loan which have floating exchange rates. The Company has not undertaken any interest rate hedging arrangements to manage these risks.

Foreign exchange risk

         The Company has part of its sale is US dollars and purchases its raw material in Canadian dollars. The Company has not undertaken any foreign exchange hedging arrangements to manage these risks.

                                                  PL BRANDS, INC.
                                     Notes to Consolidate Financial Statements
                                                  April 30, 1997
                                                (Expressed in US$)

12.      FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT (Contd.)

Fair value of financial instruments

         The carrying amounts of cash, accounts receivable, bank indebtedness, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments. The Company estimates that the fair value of other financial instruments which include long-term debt and preference shares approximates their carrying value.