Form 10QSB
period 1997-07-31
PL BRANDS INC
filed 1998-02-25
CIK 930817

SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, D.C. 20549    Page 1 of 7
                                                                   Sequentially
                                  FORM 10-QSB                 Numbered Document


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
               For the quarterly period ended July 31, 1997

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

                                                  Yes    X           No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                           9,143,279
Title of Class                                 Number of Shares outstanding
                                                      at July 31, 1997
No exhibits included.


PL BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED
                                                                    As At                             As At
                                                               April 30, 1997                     July 31, 1997
Assets
Current Assets
Cash                                                         $             1,638                 $           1,477
Accounts Receivable                                          $           431,053                 $         509,923
Inventory                                                    $           241,543                 $         292,005
Prepaid Expenses                                             $             7,070                 $           7,076
                                                             -------------------                 -----------------
                 Total Current Assets                        $           681,304                 $         810,481
                                                             -------------------                 -----------------

Fixed Assets
Machinery & Equipment                                        $           713,442                 $         706,311
Leasehold Improvements                                       $            57,080                 $          57,125
Office Furniture & Equipment                                 $            34,968                 $          34,995
                                                             -------------------                 -----------------
                                                             $           805,490                 $         798,431
Less: Accumulated Depreciation                               $           592,082                 $         601,322
                                                             -------------------                 -----------------
                 Total Fixed Assets                          $           215,408                 $         197,109
                                                             -------------------                 -----------------

                 Total Assets                                $           896,712                 $       1,007,590

Liabilities and Stockholders' Equity
Current Liabilities
Bank Indebtedness                                            $           151,212                 $         223,433
Accounts Payable                                             $           584,939                 $         621,547
                                                             -------------------                 -----------------
                 Total Current Liabilities                   $           736,151                 $         844,980
                                                             -------------------                 -----------------

Long Term Liabilities
Equipment Bank Loan                                          $           170,750                 $         126,367
                                                             -------------------                 -----------------
                 Total Long Term Liabilities                 $           170,750                 $         126,367
                                                             -------------------                 -----------------

Stockholders' Equity
Common Stock: $.001 par value,
        20,000,000 authorized                                $             9,143                 $           9,143
Additional Paid-in Capital                                   $         2,128,906                 $       2,128,906
Accumulated Deficit                                          $       (2,224,603)                 $     (2,176,313)
Cumulative Translation Adjustment                            $            76,365                 $          74,507
                                                             -------------------                 -----------------
                 Total Stockholders' Equity                  $          (10,189)                 $          36,243
                                                             -------------------                 -----------------

        Total Liabilities and
                 Stockholders' Equity                        $           896,712                 $       1,007,590




PL BRANDS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
UNAUDITED
                                                                For the three                       For the three
                                                                months ending                       months ending
                                                                July 31, 1997                       July 31, 1996
                                                                -------------                       -------------

Sales                                                          $         592,682                 $         985,969

Cost of Sales                                                  $         486,945                 $         881,398
                                                               -----------------                 -----------------

Gross Profit                                                   $         105,737                 $         104,571
                                                               -----------------                 -----------------

Operating Expenses:
Salaries                                                       $          26,895                 $          25,487
Accounting & Legal                                             $           3,357                 $          21,235
Consulting                                                     $           1,624                 $          20,605
Telephone                                                      $           4,304                 $           7,553
Insurance                                                      $               0                 $           1,719
Bank Charges & Interest                                        $           5,783                 $           9,285
Travel                                                         $               0                 $           1,295
Vehicles                                                       $           1,924                 $           7,983
Office Expenses                                                $           3,261                 $           3,644
Business Taxes                                                 $               0                 $           1,183
Bad Debts                                                      $               0                 $               0
Marketing                                                      $               0                 $               0
Debenture Interest                                             $               0                 $               0
                                                               -----------------                 -----------------
                                                               $          47,148                 $          99,989
                                                               -----------------                 -----------------

Profit (Loss) from Operations                                  $          58,589                 $           4,582
                                                               -----------------                 -----------------

Other Income (Expenses)
Interest Income                                                $               0                 $               6
Gain (Loss) on Foreign Exchange                                $             321                 $        (12,640)
Depreciation and Amortization                                  $        (10,620)                 $        (14,346)
                                                               -----------------                 -----------------
                                                               $        (10,299)                 $        (26,980)
                                                               -----------------                 -----------------

Net Profit (Loss) For The Period                               $          48,290                 $        (22,398)


                                                               3



PL BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
                                                               For the three                     For the three
                                                               months ending                     months ending
                                                               July 31, 1997July 31, 1996

Operating Activities
Net Profit (Loss) For The Period                               $          48,290                 $        (22,398)
Adjustment to reconcile:
          Depreciation and Amortization                        $          11,240                 $           9,188
          Foreign Currency Translation                         $           (321)                 $          12,640
Change in Assets and Liabilities affecting cash flows:
          Accounts Receivable                                  $        (78,870)                 $       (244,486)
          Inventory                                            $        (50,462)                 $        (40,659)
          Prepaid Expenses                                     $             (6)                 $             308
          Accounts Payable                                     $          36,608                 $         221,362
          Bank Indebtedness                                    $          72,221                 $          33,603
                                                               -----------------                 -----------------
Net Cash Provided By Operating Activities                      $          38,700                 $        (30,442)
                                                               -----------------                 -----------------

Investing Activities:
Purchase of Fixed Assets                                       $           7,059                 $           7,483
                                                               -----------------                 -----------------
Net Cash Provided By Investing Activities                      $           7,059                 $           7,483
                                                               -----------------                 -----------------

Financing Activities:
Bank Loan-Equipment                                            $        (44,383)                 $         (5,261)
Amts rec'd for deb & stock issuance                            $               0                 $          52,800
Shareholder Loan                                               $               0                 $               0
Additional Paid In Capital                                     $               0                 $               0
Common Stock                                                   $               0                 $               0
Foreign Exchange Gain (Loss)                                   $             321                 $        (12,640)
                                                               -----------------                 -----------------
Net Cash Provided By Financing Activities                      $        (44,062)                 $          34,899
                                                               -----------------                 -----------------

EFFECT OF EXCHANGE RATE CHANGES
    ON CASH                                                    $         (1,858)                 $        (13,901)
                                                               -----------------                 -----------------


INCREASE (DECREASE) IN CASH                                    $           (161)                 $         (1,961)

CASH BALANCE-BEGINNING                                         $           1,638                 $           4,047

CASH BALANCE-ENDING                                            $           1,477                 $           2,086


                                                              4

                                           PL BRANDS, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             For The Three Months Ended July 31, 1997 and 1996

NOTE 1 - UNAUDITED INTERIM FINANCIAL INFORMATION

             The unaudited interim financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at July 31, 1997, the results of operations of the three months ended July 31, 1997 and 1996, and the cash flows for the three months ended July 31, 1997 and 1996. The results of operations for the three months ended July 31, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ended April 30, 1998. Reference is made to the Company's Form 10- KSB.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

             Net revenues in the three months ended July 31, 1997 were significantly lower than in the 1996 period due to lower sales volume, as contrasted with a very strong first quarter of 1996. Cost of sales for the three months ended July 31, 1997 were 82% of sales, respectively, compared to 89% for the 1996 periods, primarily as a result of increases in materials and pressures on sales prices in 1996. Operating expenses for the three months ended July 31, 1997 were significantly lower than in 1996 as a result of management's continued cost cutting efforts.

             The Company is not expected to become profitable, if at all, until sales grow sufficiently (of which there can be no assurance) to support the administrative burden. Consulting fees were paid for professional consultants, not affiliated with the Company, regarding private label products, obtaining customers, and potential acquisitions of private label product lines.

Liquidity

             As of July 31, 1997, the Company's working capital deficit was $34,499. The Company has obtained an operating line of credit from a bank in the amount of $250,000 (CAN). As of July 31, 1997, the line of credit amount was US $126,367. The Company intends to sell debt or equity to meet its cash requirements not met from operations.

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


Date:January 12, 1998               By:  /s/ Robert Brown
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


Date: January 12, 1998    By:
                              Robert Brown
                              Vice President-Administration and Finance
                                (chief financial officer and
                          accounting officer and duly authorized officer)