Form 10QSB
period 1997-10-31
PL BRANDS INC
filed 1998-02-25
CIK 930817

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                              FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
           __________________ to
          ------------------

   Commission File Number 0-26454

                                 PL BRANDS, INC.
         (Exact Name of Small Business Issuer as specified in its Charter)


            Delaware                                           98-0142664
(State or other Jurisdiction of                                R.S. Employer
Incorporation or Organization                               Identification No.)


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

                                                  Yes                No    X

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                                      9,143,279
Title of Class                                   Number of Shares outstanding
                                                          at October 31, 1997




PL BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED
                                                                    As At                             As At
                                                               April 30, 1997                     Oct. 31, 1997
Assets
Current Assets
Cash                                                         $             1,638                 $          14,893
Accounts Receivable                                          $           431,053                 $         492,763
Inventory                                                    $           241,543                 $         358,962
Prepaid Expenses                                             $             7,070                 $           7,705
                                                             -------------------                 -----------------
                 Total Current Assets                        $           681,304                 $         874,323
                                                             -------------------                 -----------------

Fixed Assets
Machinery & Equipment                                        $           713,442                 $         708,785
Leasehold Improvements                                       $            57,080                 $          56,643
Office Furniture & Equipment                                 $            34,968                 $          34,700
                                                             -------------------                 -----------------
                                                             $           805,490                 $         800,128
Less: Accumulated Depreciation                               $           592,082                 $         606,926
                                                             -------------------                 -----------------
                 Total Fixed Assets                          $           215,408                 $         193,202
                                                             -------------------                 -----------------

                 Total Assets                                $           896,712                 $       1,067,525

Liabilities and Stockholders' Equity
Current Liabilities
Bank Indebtedness                                            $           151,212                 $         198,297
Accounts Payable                                             $           520,363                 $         745,502
Notes Payable                                                $            64,576                 $           7,279
                                                             -------------------                 -----------------
                 Total Current Liabilities                   $           736,151                 $         951,078
                                                             -------------------                 -----------------

Long Term Liabilities
Equipment Bank Loan                                          $           170,750                 $         114,649
                                                             -------------------                 -----------------
                 Total Long Term Liabilities                 $           170,750                 $         114,649
                                                             -------------------                 -----------------

Stockholders' Equity
Common Stock: $.001 par value,
        20,000,000 authorized                                $             9,143                 $           9,143
Additional Paid-in Capital                                   $         2,128,906                 $       2,128,906
Accumulated Deficit                                          $       (2,224,603)                 $     (2,225,389)
Cumulative Translation Adjustment                            $            76,365                 $          89,138
                                                             -------------------                 -----------------
                 Total Stockholders' Equity                  $          (10,189)                 $           1,798
                                                             -------------------                 -----------------

        Total Liabilities and
                 Stockholders' Equity                        $           896,712                 $       1,067,525




PL BRANDS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
UNAUDITED
                                               For the three     For the three      For the six     For the six
                                               months ending     months ending     months ending   months ending
                                               Oct. 31, 1997     Oct. 31, 1996     Oct. 31, 1997   Oct. 31, 1996

Sales                                         $       812,573   $       589,626  $      1,405,255 $      1,575,594

Cost of Sales                                 $       751,664   $       522,361  $      1,238,609 $      1,403,759
                                              --------------------------------------------------------------------

Gross Profit                                  $        60,909   $        67,265  $        166,646 $        171,835
                                              --------------------------------------------------------------------

Operating Expenses:
Salaries                                      $        30,313   $        26,194  $         57,208 $         51,681
Accounting & Legal                            $        30,523   $        21,174  $         33,880 $         42,409
Consulting                                    $           (6)   $        15,497  $          1,618 $         36,102
Telephone                                     $         4,659   $         7,815  $          8,963 $         15,368
Insurance                                     $             0   $         1,930  $              0 $          3,649
Bank Charges & Interest                       $         5,380   $         7,655  $         11,163 $         16,940
Travel                                        $         6,042   $         1,452  $          6,042 $          2,747
Vehicles                                      $            31   $         7,321  $          1,955 $         15,304
Office Expenses                               $        10,069   $        10,374  $         13,330 $         14,018
Business Taxes                                $             0   $         1,383  $              0 $          2,566
Bad Debts                                     $             0   $             0  $              0 $              0
Marketing                                     $             0   $         1,869  $              0 $          1,869
Debenture Interest                            $             0   $             0  $              0 $              0
                                              --------------------------------------------------------------------
                                              $        87,011   $       102,664  $        134,159 $        202,653
                                              --------------------------------------------------------------------

Profit (Loss) from Operations                 $      (26,102)   $      (35,399)  $         32,487 $       (30,818)
                                              --------------------------------------------------------------------

Other Income (Expenses)
Interest Income                               $             0   $             0  $              0 $              6
Gain (Loss) on Foreign Exchange               $      (11,892)   $        32,131  $       (11,571) $         19,491
Depreciation and Amortization                 $      (11,083)   $      (14,743)  $       (21,703) $       (29,089)
                                              --------------------------------------------------------------------
                                              $      (22,975)   $      (17,388)  $       (33,274) $        (9,592)
                                              --------------------------------------------------------------------

Net Profit (Loss) For The Period              $      (49,077)   $      (18,011)  $          (787) $       (40,410)



PL Brands, Inc.
Consolidated Statements of Cash Flows
Unaudited
                                              For the three     For the three     For the six      For the six
                                              months ending     months ending    months ending    months ending
                                              Oct. 31, 1997     Oct. 31, 1996    Oct. 31, 1997    Oct. 31, 1996
                                              -------------     -------------    -------------    -------------

Operating Activities:
Net Profit (Loss) For The Period              $      (49,077)   $      (18,011)  $          (787) $       (40,410)
Adjustment to Reconcile:
     Depreciation and Amortization            $         5,604   $        28,776  $         16,844 $         37,964
     Foreign Currency Translation             $        11,892   $      (32,131)  $         11,571 $       (19,491)
Change in assets and liabilities affecting cash flows:
     Accounts Receivable                      $        17,160   $       202,013  $       (61,710) $       (42,473)
     Inventory                                $      (66,957)   $        13,337  $      (117,419) $       (27,322)
     Prepaid Expenses                         $         (629)   $         (206)  $          (635) $            102
     Accounts Payable                         $       131,234   $     (271,704)  $        167,842 $       (50,342)
     Bank Indebtedness                        $      (25,136)   $        37,439  $         47,085 $         71,042
                                              --------------------------------------------------------------------
Net Cash Provided By Operating Activities     $        24,091   $      (40,487)  $         62,791 $       (70,930)
                                              --------------------------------------------------------------------

Investing Activities:
Purchase of Fixed Assets                      $       (1,697)   $      (20,192)  $          5,362 $       (12,709)
                                              --------------------------------------------------------------------
Net Cash Provided By Operating Activities     $       (1,697)   $      (20,192)  $          5,362 $       (12,709)
                                              --------------------------------------------------------------------

Financing Activities:
Bank Loan-Equipment                           $      (11,717)   $           464  $       (56,100) $        (4,797)
Notes Payable                                 $             0   $             0  $              0 $              0
Amts rec'd for deb & stock issuance           $             0   $             0  $              0 $              0
Shareholder Loan                              $             0   $       140,000  $              0 $        140,000
Additional Paid In Capital                    $             0   $             0  $              0 $              0
Common Stock  & Conv. Debentures              $             0   $        56,850  $              0 $        109,650
Foreign Exchange Gain (Loss)                  $      (11,892)   $        32,131  $       (11,571) $         19,491
                                              --------------------------------------------------------------------
Net Cash Provided By Financing Activities     $      (23,609)   $       229,445  $       (67,671) $        264,344
                                              --------------------------------------------------------------------

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                            $        14,631   $      (39,623)  $         12,773 $       (53,523)
                                              --------------------------------------------------------------------


INCREASE (DECREASE) IN CASH                   $        13,416   $       129,143  $         13,255 $        127,182

CASH BALANCE-BEGINNING                        $         1,477   $         2,086  $          1,638 $          4,047

CASH BALANCE-ENDING                           $        14,893   $       131,229  $         14,893 $        131,229


                  PL BRANDS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For The Three and Six Months Ended October 31, 1996 and 1997

NOTE 1 - UNAUDITED INTERIM FINANCIAL INFORMATION

   The unaudited interim financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at October 31, 1997, the results of operations of the three and six months ended October 31, 1996 and 1997, and the cash flows for the three and six months ended October 31, 1996 and 1997. The results of operations for the three and six months ended October 31, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ended April 30, 1998. Reference is made to the Company's Form 10-KSB for the year ended April 30, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

   Sales increased in the six months ended October 31, 1997 compared to 1996 due to increased sales volume in the second quarter. Gross margin was essentially unchanged in 1996 as compared to 1995. Operating expenses were significantly lower in the 1996 period due to management's continued cost cutting efforts.

Liquidity

   As of October 31, 1997, the Company's working capital deficit was $76,755. The Company's working capital position was enhanced as compared to April 30, 1996 by the sale of securities and proceeds from a shareholder loan. The Company has also obtained an operating line of credit from a bank in the amount of $250,000 (CAN). As of October 31, 1997, the amount used on the line of credit was $14,649.

   The Company anticipates its need for cash over the next 12 months for general and administrative expenses to be less than $10,000 per month. This amount is expected to be provided from operations and provided by private placements of debt or equity.
The Company has no specific plans for any placement of its securities.

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