Form 10KSB
period 1998-04-30
PL BRANDS INC
filed 2000-06-30
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
                Washington, DC  20549

                     FORM 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended APRIL 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

            Commission file number 0-26454

                   PL BRANDS, INC.
    (Name of Small Business Issuer in Its Charter)

Delaware                                        98-0142664
(State or other jurisdiction               (I.R.S. Employer
of incorporation or                          Identification
organization)                                       Number)

260 Bartley Drive
Toronto, Ontario, Canada                            M4A 1G5
(Address of principal                            (Zip Code)
executive offices)

Issuer's telephone number, including area code:  (416) 750-9656

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
            Common Stock ($.001 par value)

Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes          No   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:    $1,219,612

As of June 8, 2000, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (5,672,513 shares) was indeterminable insofar that there has been no available bid price since September 21, 1998 and no available asked price since January 11, 1999. The number of shares outstanding of the Common Stock ($.001 par value) of the Issuer as of the close of business on June 8, 2000 was 9,143,279.

      Documents Incorporated by Reference:  None



                        PART I

Item 1.        Description of Business.

Background

     PL Brands, Inc. (the "Company") was originally incorporated under the name "Malone Road Investments, Ltd." on August 6, 1990 in the Isle of Man. The Company was redomesticated in the Turks and Caicos Islands on April 21, 1992, and subsequently domesticated as a Delaware corporation on May 12, 1994. Pursuant to Delaware law the Company is deemed to have been incorporated in Delaware as of August 6, 1990. The Company changed its name to PL Brands, Inc. on June 6, 1994.

     Unless the context otherwise requires, all references herein to the "Company" refer to PL Brands, Inc. and its consolidated subsidiaries.

      The Company's principal business was initially in development, production and marketing of private label prepared foods. Prior to January 1, 1994 the Company's activities were primarily limited to research and development of its business plan and recruitment of personnel. Full-time operations began in March 1994. On August 19, 1994 the Company purchased 100% of the outstanding shares of Alma Pack Bottling Corporation ("Alma Pack"). Until January 1998, Alma Pack's bottling business comprised the Company's principal operation. Under this strategy, the Company was never able to attain profitability and the continued stockholder's deficiency raised doubt about the Company's ability to continue as a going concern. In 1998 the Company revised its strategy. As a result of this change in strategy, the Company sold all of the shares of Alma Pack and purchased all of the issued and outstanding shares of Gandalf Graphics Limited ("Gandalf"), a company which provides digital pre-press services and digital print services. The effect of these transactions are appropriately reflected in the accompanying financial statements.

     From January 1998 through the end of fiscal 1999, the business of Gandalf comprised the Company's principal operation. See, however, "Recent Developments" below.

     Unless otherwise noted all information herein is given in U.S. dollars.

The Print Industry

     Over the last several years, the printing industry has been changed
considerably due to technological advancements.   Technology has led to the
streamlining of processing steps, more efficient and effective material and labour usage which has resulted in increased productivity and output.

     Another effect of technological advancement on the print industry involves the smaller print businesses. The smaller print businesses are consolidating in order to accommodate the high capital cost of equipment necessary for economic survival in the evolving print industry.

     Print companies have changed from performing parts of the print process such as: pre-press activities, printing production or post-press operations
to performing a greater percentage of the overall process.    Customers are
demanding these increased services from their print providers.

The Print Business

     Gandalf provides on-demand, short run, and digital color pre-press and printing services. Full service capabilities, which are demanded in today's market, of high quality products are provided. The print business is going through dramatic technological changes. The traditional process remains unchanged but the computerization of the pre-press stage has added significantly to the profitability of the companies that have invested in the technology. Film, which had been used for proofing and finished product, has been eliminated.

Products

     Gandalf provides digital pre-press services including high-resolution scanning, color separations and proofing, electronic imposition, film output, copy dot scanning, computer to plate, customized programming, on-line computer systems, photo/job archiving, database management, and large format proofing. Gandalf also provides digital print services including E-Print 1000-four-color offset printing, direct from digital file, personalization, digital proofing, and complete finishing capabilities.

     The materials for Gandalf's products are readily available from a wide source of suppliers, and Gandalf is not dependant upon any one supplier or group of suppliers.

     Gandalf has over 150 active customers none of whom Gandalf has a dependence on.

Gandalf's Plan of Operation

     Gandalf utilizes unique and proprietary software that it intends to further develop and create as per customers' demands and technological changes. Gandalf intends to expand its product and service base in conjunction with further customer base expansion to the eastern seaboard of the United States.

Competition

     In North America, the print market is highly fragmented, with approximately 55,000 companies employing over one million people. Gandalf possesses technological capabilities that it intends to further develop and enjoys customer loyalty. Many of Gandalf's existing and potential competitors have more extensive marketing capabilities and greater financial resources. There can be no assurance that Gandalf will be able to compete successfully in the future or that competitive pressures will not result in price reductions, which may adversely affect Gandalf.

     Management believes that Gandalf's competitive advantage lies in its expertise in computer software research and development to enhance its pre-press service to customers.

Employees

     As at April 30, 1998, Gandalf had 31 employees other than its officers.

Recent Developments

     In 1998, and pursuant to an agreement, the Company acquired all of the issued and outstanding shares (the "Gandalf Shares") of Gandalf from Marcella Downey ("Downey") for $400,000 which was paid by issuing a promissory note to Downey for $400,000 (the "Note") with the principal due and payable on January 1, 2000. Pursuant to an agreement made as of May 1, 1999 wherein the Company acknowledged that it has not and shall not repay the principal amount of the Note and any accrued and unpaid interest to Downey on January 1, 2000, the parties decided to resolve any controversy that would result from the inability of the Company to pay, and agreed that Downey return the Note to the Company in exchange for the return of the Gandalf Shares.

     In May 2000, the Company entered into an agreement to acquire all of the assets of Oth.net, Inc., a Florida corporation, in exchange for 4.5 million shares of the Company's Common Stock. Oth.net, Inc. is an internet based search engine for music on the world wide web. Upon completion of the transaction, it is contemplated that there will be a change in management of the Company.


Item 2.        Description of Property.

     Gandalf rents plant and office space in Toronto, Ontario, Canada. The location is 11,000 square feet, at $4,167 Canadian per month. The lease expires on June 15, 2008.


Item 3.        Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 4.        Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.





                       PART II

Item 5.   Market for Common Equity
          and Related Stockholder Matters.

     (a)  Market Information.

     The Common Stock has traded infrequently and sporadically in the over-the-counter market and has been but is not currently listed on the OTC Bulletin Board. In addition, the Common Stock has been quoted in the "pink sheets" promulgated by the National Quotation Bureau, LLC. Since May 1997, the symbol for the Common Stock has been "PLBI". Prior thereto, the Common
Stock was listed under the symbol "PLCB" and before then "PLBC".   According
to the records of the National Quotation Bureau, LLC, the last available bid price of the Common Stock was on September 21, 1998 and the last available asked price was on January 11, 1999.

     The following chart sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated. The quotations represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments and may not represent actual transactions.

Period                                            Bid Prices

Fiscal year ended April 30, 1998:           High           Low

May 1, 1997 to July 31, 1997                 5         4
Aug. 1, 1997 to Oct. 31, 1997                5         5
Nov. 1, 1997 to Jan. 31, 1997                5         5
Feb. 1, 1998 to April 30, 1998               5         5

Fiscal year ended April 30, 1999:           High           Low

May 1, 1998 to July 31, 1998                 5         5
Aug. 1, 1998 to Oct. 31, 1998                5         5
Nov. 1, 1998 to Jan. 31, 1999                None      None
Feb. 1, 1999 to April 30, 1999               None      None

     (b)  Holders.

     As of June 8, 2000, there were approximately 550 record holders of the Company's Common Stock.

     (c)  Dividends.

     The Company has never declared any cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future.


Item 6.        Management's Discussion and Analysis or Plan of
               Operation.

     The following discussion of the Company's financial condition and results of operations is based on the Company's Consolidated Financial Statements and the related notes thereto.

Background

     PL Brands, Inc. (the "Company") was originally incorporated under the name "Malone Road Investments, Ltd." on August 6, 1990 in the Isle of Man. The Company was redomesticated in the Turks and Caicos Islands on April 21, 1992, and subsequently domesticated as a Delaware corporation on May 12, 1994. Pursuant to Delaware law the Company is deemed to have been incorporated in Delaware as of August 6, 1990. The Company changed its name to PL Brands, Inc. on June 6, 1994.

     Unless the context otherwise requires, all references herein to the "Company" refer to PL Brands, Inc. and its consolidated subsidiaries.

      The Company's principal business was initially in development, production and marketing of private label prepared foods. Prior to January 1, 1994 the Company's activities were primarily limited to research and development of its business plan and recruitment of personnel. Full-time operations began in March 1994. On August 19, 1994 the Company purchased 100% of the outstanding shares of Alma Pack Bottling Corporation ("Alma Pack"). Until January 1998, Alma Pack's bottling business comprised the Company's principal operation. Under this strategy, the Company was never able to attain profitability and the continued stockholder's deficiency raised doubt about the Company's ability to continue as a going concern. In 1998 the Company revised its strategy. As a result of this change in strategy, the Company sold all of the shares of Alma Pack and purchased all of the issued and outstanding shares of Gandalf Graphics Limited ("Gandalf"), a company which provides digital pre-press services and digital print services. The effect of these transactions are appropriately reflected in the accompanying financial statements.

     From January 1998 through the end of fiscal 1999, the business of Gandalf comprised the Company's principal operation. See, however, "Recent Developments" under Part I, Item 1.

     Unless otherwise noted all information herein is given in U.S. dollars.

Results of Operations

      During the year ended April 30, 1998, the Company reported net sales of approximately $1,220,000 as compared to no sales during the year ended April 30, 1998. This increase in net sales was primarily attributable to the inclusion of operating results of Gandalf for part of fiscal 1998.

     Cost of sales in fiscal 1998 was approximately $773,000 compared to no cost of sales in fiscal 1997. Operating expenses were approximately $433,000 in fiscal 1998 compared to operating expenses of approximately $267,000 in fiscal 1997. The foregoing changes are primarily due to the acquisition of Gandalf and its additional operating expenses, and inclusion of Gandalf's operations for a part of fiscal 1998 as compared to fiscal 1997.

     During the fiscal year ended April 30, 1998, the Company reported income before taxes of approximately $6,000 as compared to a loss before taxes of approximately $(321,000) for the fiscal year ended April 30, 1997. The Company had a loss from continuing operations of approximately $(5,600) for fiscal 1998 as compared to a loss from continuing operations of approximately $(321,000) for fiscal 1997. The foregoing change is primarily due to the Company having sales revenue from Gandalf in fiscal 1998 as compared to fiscal 1997.

Liquidity and Capital Resources

     On April 30, 1998, the Company had working capital of approximately $171,000 and stockholders' equity of approximately $67,000.

Year 2000 Issue

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 200 Issue affecting the Company, including those related to the efforts of customers, suppliers or other service providers, will be fully resolved.

     Prior to the year 2000, the Company determined that its critical software (primarily widely-used software packages) and all of its critical business systems were already year 2000 compliant, and as of the date of this report, no significant problems had been encountered. However, there can be no assurance that this will continue to be the case, and there are also continuing risks to the Company's operations from year 2000 failures by third parties, such as suppliers. In this regard, the Company continues to monitor the situation.

Item 7.        Financial Statements.

     See the Consolidated Financial Statements annexed to this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.





                       PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. See, however, "Recent Developments" under Part I, Item 1. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.


                              Present Position           Has Served As
Name                Age       and Offices                Director Since


Andre Corbeil       55        President and Director        1994

Robert Brown        38        Vice President - Finance,     1994
                              Secretary, Treasurer and
                              Director

Larry Downey        54        Chief Operating Officer       1998

     None of the directors and officers is related to any other director or officer of the Company.

     Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

     ANDRE CORBEIL has been Chief Executive Officer of the Company since September 1995. Mr. Corbeil has over 20 years experience as a business executive for various entities. Since 1978, Mr. Corbeil has been President/Owner of A. Corbeil and Associates Ltd., providing business consulting services. From 1989 to 1991, Mr. Corbeil was the Co-founder and Chief Executive Officer of the Canadian Arctic Beverage Corporation, the producer of the beverage "Arctic Twist". As CEO, Mr. Corbeil was responsible for generating the initial start-up financing and also negotiated the sale of the corporation. He was the Co-founder and Chief Executive Officer from 1991 to 1992 of Spring Cola Beverage Corporation which provides private label products to supermarket chains.

     ROBERT BROWN has been Secretary, Treasurer and Director of the Company since May 1994. Mr. Brown was controller of Trafficon Holdings, Inc., a transportation company, from 1986 to 1990. Mr. Brown was Vice President of Finance of Colonial Export Corporation from 1990 to 1991, of Resource Food and Beverage Corporation from 1991 to 1994, and of Spring Cola Beverage Corporation from 1991 to 1994.

     LARRY DOWNEY has been a Director of the Company since 1998 and Chief Operating Officer since 1998. Mr. Downey has over 35 years experience in the print industry. His career began in sales and management positions. In 1979, Mr. Downey and two partners began a pre-press house. In 1990, Mr. Downey bought out his two partners . In 1995, Mr. Downey expanded Gandalf Graphics into digital printing.

Item 10.  Executive Compensation.

     No compensation was paid by the Company to any executive officer prior to April 30, 1994. Directors are reimbursed for expenses incurred in connection with the performance of their duties as directors. In fiscal 1998 and 1997, respectively, Andre Corbeil, Chief Executive Officer, was paid $50,000 and $55,000, Robert Brown, Chief Financial Officer was paid $33,000 and $30,000, Larry Downey was paid $18,000 and $0. In Fiscal 1998, there are no other forms of long term or other compensation.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of June 8, 2000, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director individually, (iii) all officers and directors of the Company as a group:

                            Amount and Nature of    Percent
Name                        Beneficial Ownership    of Class

Paramount Securities
& Trust SA(1)                 1,931,561            21.1%
NZ Capital Markets Ltd.(2)    1,539,200            16.8%
CBFE & SA(3)                    693,761             7.6%
West Side Nominees Ltd.(4)      680,224             7.4%
Andre Corbeil(5)                      0               -
Larry Downey(5)                       0               -
Robert Brown(5)                       5               *

All Officers and Directors
as a Group (3 persons)                5               *


     (1)  Its address is Rue De La Servette 67, 1202 Geneva, Switzerland.

     (2)  Its address is 11 Manners Street, Wellington, New Zealand.

     (3)  Its address is PO Box N-4975, Nassau, Bahamas.

     (4)  Its address is Mandara North Ridge, Grand Turk, Turks & Caicos Island.

     (5) Indicates a Director of the Company. The address for each is 260 Bartley Drive, Toronto, Ontario, Canada..


Item 12.  Certain Relationships and Related Transactions.

     In 1998, advances from related parties were due to directors, were non-interest bearing, unsecured and had no fixed terms of repayment. The related parties had subordinated the balance due to them in favor of the Company's bankers. During 1999, the advances were repaid.
During the period the Company paid rent of $25,000 Canadian dollars to a related party.


Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

        3.1       Certificate of Incorporation (1)
        3.2       Amendment to Certificate of Incorporation(1)
        3.3       Bylaws(1)
        21.0      Subsidiaries of the Registrant - PL Brands
                  Canada, Gandalf Graphics Limited and PLBC (NRO),
                  Inc. are incorporated in Ontario.
          ___________________
           (1) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form 10-SB, file no. 0-24888.

     (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.

                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PL BRANDS, INC.
                              (Registrant)


                              By:/s/Andre Corbeil
                              Andre Corbeil,
                              Chief Executive Officer

                              Dated: June 29, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                Title                    Date



/s/Andre Corbeil         Chief Executive Officer       6/29/00
Andre Corbeil            and Director (Principal
                         Executive Officer)

/s/Robert Brown          Vice President - Finance,     6/29/00
Robert Brown             Secretary, Treasurer
                         and Director (Principal
                         Accounting and Financial
                         Officer)


/s/Larry Downey          Chief Operating Officer       6/29/00
Larry Downey             and Director





Consolidated Financial Statements of

PL BRANDS, INC.

April 30, 1998

(Expressed in U.S. Dollars)

DELOITTE & TOUCHE
[LOGO OMITTED]
---------------------       ----------------------------------------------------
                            DELOITTE & TOUCHE LLP      Telephone: (416) 601-6150
                            5140 Yonge Street          Facsimile: (416) 229-2524
                            Suite 1700                 www.deloitte.ca
                            Toronto, Ontario  M2N 6L7

AUDITORS' REPORT

To the Shareholders of
PL Brands, Inc.

We have audited the consolidated balance sheets of PL Brands, Inc. and subsidiaries as April 30, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended April 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of PL Brands, Inc. and subsidiaries as at April 30, 1998 and 1997 and the results of their operations and their cash flows for the years ended April 30, 1998, 1997 and 1996 in conformity with generally accepted accounting principles in the United States of America.

/s/ DELOITTE & TOUCHE LLP
-------------------------
Deloitte & Touche LLP
Chartered Accountants

Toronto, Ontario
October 2, 1998

---------------
Deloitte Touche
Tohmatsu
---------------


PL BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30, 1998 AND 1997
(EXPRESSED IN U.S. DOLLARS)

=======================================================================================

                                                                      1998           1997
                                                                  -----------
-----------
ASSETS

CURRENT
     Cash                                                         $       217    $    1,139
     Accounts receivable - trade (less allowance for
        doubtful accounts of $nil)                                  1,113,778           --
     Accounts receivable- other                                        69,881           --
     Inventory                                                         70,592           --
     Prepaids                                                          31,864
     Discontinued operations assets (Note 4)                               --       680,165
--------------------------------------------------------------------------------------------

                                                                    1,286,332       681,304
CAPITAL ASSETS (Note 5)                                               960,842          --
GOODWILL (Note 3)                                                     128,199          --
DISCONTINUED OPERATIONS ASSETS (Note 4)                                    --       215,408
-------------------------------------------------------------------------------------------

                                                                  $ 2,375,373    $  896,712
==================================================================================== ======

LIABILITIES

CURRENT
     Bank indebtedness (Note 6)                                   $   480,848    $     --
     Accounts payable                                                 454,889        65,213
     Current portion of long-term debt (Note 7)                        27,958          --
     Current portion of obligation under capital lease (Note 8)       151,619
     Discontinued operations liabilities (Note 4)                          --       841,688
------------------------------------------------------------------------------------------

                                                                   1,115,314        906,901
DEFERRED INCOME TAXES                                                 62,194           --
LONG-TERM DEBT (Note 7)                                               811,996          --
ADVANCES TO RELATED PARTY (Note 9)                                    146,751          --
OBLIGATION UNDER CAPITAL LEASE (Note 8)                               171,739          --
------------------------------------------------------------------------------------------
--
                                                                    2,307,994       906,901
------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 10)                                                 9,143         9,143

ADDITIONAL PAID-IN CAPITAL                                          2,128,906     2,128,906

ACCUMULATED DEFICIT                                                (2,128,090)   (2,224,603)

CUMULATIVE TRANSLATION ADJUSTMENT                                      57,420        76,365
------------------------------------------------------------------------------------------

                                                                       67,379       (10,189)
------------------------------------------------------------------------------------------

                                                                  $ 2,375,373    $  896,712
==========================================================================================


PL BRANDS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED APRIL 30, 1998, 1997 AND 1996
(EXPRESSED IN U.S. DOLLARS)
================================================================================
                                          1998           1997           1996
                                      -----------    -----------    -----------

NET SALES                             $ 1,219,612    $        --    $        --

COST OF SALES                             772,859             --             --
--------------------------------------------------------------------------------
GROSS PROFIT                              446,753             --             --

OPERATING EXPENSES                        433,230        267,220        427,777
--------------------------------------------------------------------------------
INCOME (LOSS) BEFORE UNDERNOTED
     ITEMS                                 13,523       (267,220)      (427,777)

OTHER INCOME (EXPENSES)                    35,505        (45,815)         4,638

AMORTIZATION                              (42,760)        (8,083)        (9,320)
--------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INVESTMENT
     WRITE-OFF AND INCOME TAXES             6,268       (321,118)      (432,459)

INVESTMENT WRITE-OFF (Note 11)                 --             --        167,126

INCOME TAX EXPENSE                         11,886             --             --
--------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS            (5,618)      (321,118)      (599,585)

DISCONTINUED OPERATIONS
     INCOME (LOSS) FROM OPERATIONS OF
     ALMA PACK BOTTLING CORPORATION        71,581         54,513       (200,424)

GAIN ON DISPOSAL OF ALMA PACK
     BOTTLING CORPORATION (Note 4)         30,550             --             --
--------------------------------------------------------------------------------
NET EARNINGS (LOSS)                   $    96,513    $  (266,605)   $  (800,009)
================================================================================

NET EARNINGS (LOSS) PER SHARE OF
     COMMON STOCK                           0.011         (3.995)       (53.836)
================================================================================

NET EARNINGS (LOSS) FROM CONTINUING
     OPERATIONS PER SHARE OF COMMON
      STOCK                                (0.001)        (4.812)       (40.349)
================================================================================

NET EARNINGS (LOSS) FROM
     DISCONTINUED OPERATIONS PER
     SHARE OF COMMON STOCK                  0.008          0.817        (13.487)
================================================================================


WEIGHTED AVERAGE SHARES
     OUTSTANDING                        9,143,279         66,736         14,860
================================================================================


PL BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS FROM APRIL 30, 1996 TO APRIL 30, 1998
(EXPRESSED IN U.S. DOLLARS)
=============================================================

                                         Common Stock
                                    ------------------------    Additional
                                      Number                      Paid-in
                                     of Shares      Amount        Capital
                                    -----------  -----------    -----------
                                     (Note 10)
BALANCE - April 30, 1995                1,600    $    16,000    $        --

   1-100 reverse stock
      split (Note 10)                 (15,840)        15,840             --
   Debenture conversion                30,000          3,000        826,186
   Stock issuance                       9,600            960         47,040
   Foreign currency translation
      effect                               --             --             --
   Net loss for the year ended
      April 30, 1996                       --             --             --
----------------------------------------------------------------------------
BALANCE - April 30, 1996               41,200          4,120        889,066

   Stock issuance                         600             60             --
   1-100 reverse stock
     split (Note 10)                       --         (4,138)         4,138
   Debenture conversion             2,118,956          2,119        294,531
   Shareholder loan conversion      6,982,523          6,982        941,171
   Foreign currency translation
      effect                               --             --             --
   Net loss for the year ended
      April 30, 1997                       --             --             --
----------------------------------------------------------------------------
BALANCE - April 30, 1997            9,143,279          9,143      2,128,906

   Foreign currency translation
      effect                               --             --             --
   Net earnings for the year
      ended April 30, 1998                 --             --             --
----------------------------------------------------------------------------
BALANCE - April 30, 1998            9,143,279    $     9,143    $ 2,128,906
============================================================================



PL BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS FROM APRIL 30, 1996 TO APRIL 30, 1998
(EXPRESSED IN U.S. DOLLARS)
==========================================================================================
=======

                                                     Cumulative
                                      Accumulated    Translation
                                       Deficit       Adjustment       Total
                                       ------------  -------------  ------------

BALANCE - April 30, 1995            $(1,157,989)   $    (3,090)   $(1,145,079)

   1-100 reverse stock
      split (Note 10)                       --            --             --
   Debenture conversion                     --             --        829,186
   Stock issuance                           --             --         48,000
   Foreign currency translation
      effect                                --         34,232         34,232
   Net loss for the year ended
      April 30, 1996                   (800,009)            --       (800,009)
------------------------------------------------------------------------------
BALANCE - April 30, 1996             (1,957,998)        31,142     (1,033,670)

   Stock issuance                           --             --             60
   1-100 reverse stock
     split (Note 10)                        --             --             --
   Debenture conversion                     --             --        296,650
   Shareholder loan conversion              --             --        948,153
   Foreign currency translation
      effect                                --         45,223         45,223
   Net loss for the year ended
      April 30, 1997                  (266,605)            --       (266,605)
------------------------------------------------------------------------------
BALANCE - April 30, 1997            (2,224,603)        76,365        (10,189)

   Foreign currency translation
      effect                                --        (18,945)       (18,945)
   Net earnings for the year
      ended April 30, 1998              96,513             --         96,513
------------------------------------------------------------------------------
BALANCE - April 30, 1998           $(2,128,090)   $    57,420    $    67,379
==============================================================================


PL BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED APRIL 30, 1998, 1997 AND 1996
(EXPRESSED IN U.S. DOLLARS)
========================================================================================
                                                       1998         1997         1996
                                                    ---------    ---------    ---------

CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES
   Loss from continuing operations                  $  (5,618)   $(321,118)   $(599,585)
   Items not requiring the use of cash
      Amortization                                     42,760        8,083        9,320
      Investment write-off                                 --           --      167,126

   Change in assets and liabilities affecting
      cash flows
         Accounts receivable                         (453,142)       2,669       (2,625)
         Accounts receivable - other                  (69,881)          --           --
         Inventory                                     90,123           --           --
         Prepaids                                     (11,621)         966        1,435
         Deferred income taxes                             --           --      112,115
         Accounts payable                             210,821     (100,457)     (32,293)
         Note payable                                 279,525           --           --
----------------------------------------------------------------------------------------
   Net cash provided by (used for)
      operating activities                             82,967     (409,857)    (344,507)
----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Acquisition of Gandalf Graphics (consideration
     paid including bank indebtedness assumed)       (790,098)          --           --
   Acquisition of capital assets                      (23,505)          --
   Disposition of capital assets                      305,503           --       15,855
----------------------------------------------------------------------------------------
Net cash provided by (used for)
   investing activities                              (508,100)          --       15,855
----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Stock issuance                                          --           60       48,000
   Long term debt                                    (193,709)          --           --
   Amounts received for the issuance of
      convertible debentures and capital stock             --      249,650      203,850
   Proceeds from shareholders' loan                   356,925
   Conversion of shareholder loan interest                 --       88,325           --
----------------------------------------------------------------------------------------
   Net cash provided by (used for)
      financing activities                           (193,709)     338,035      608,775
----------------------------------------------------------------------------------------
CASH (USED) GENERATED FROM
 CONTINUING OPERATIONS                               (618,842)     (71,822)     280,123

DISCONTINUED OPERATIONS                                13,521       20,242     (347,535)

PROCEEDS ON DISPOSAL OF ALMA PACK                     142,496           --           --

EFFECT OF EXCHANGE RATE CHANGES
    ON CASH                                           (18,945)      45,223       34,232
----------------------------------------------------------------------------------------
NET DECREASE IN CASH                                 (481,770)      (6,357)     (33,180)

CASH POSITION, BEGINNING OF YEAR                        1,139        7,496       40,676
----------------------------------------------------------------------------------------
CASH POSITION, END OF YEAR                          $(480,631)   $   1,139    $   7,496
========================================================================================

REPRESENTED BY:
  Cash                                                    217        1,139        7,496
  Bank indebtedness                                  (480,848)          --           --
----------------------------------------------------------------------------------------
                                                    $(480,631)   $   1,139    $   7,496
========================================================================================

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1998 AND 1997
(EXPRESSED IN U.S. DOLLARS)
================================================================================

1.     BASIS OF PRESENTATION

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

       The Consolidated Financial Statements include the accounts of the Company and its subsidiaries and reflect the acquisition during the year of Gandalf Graphics Limited ("Gandalf").

       Until January 1998, the Company's traditional line of business had been bottling water through its principal subsidiary Alma Pack Bottling Corporation ("Alma Pack'). Under this strategy the Company was never able to attain profitability and the continued stockholders deficiency raised doubt about the Company's ability to continue as a going concern. In 1998 the Company revised its strategy. As a result of this change in strategy, the Company sold all of the shares of Alma Pack and purchased all of the issued and outstanding shares of Gandalf, a pre-press house, as described in Note 3. The balance sheets, statements of earnings and deficit and changes in cash flow reflect the disposition of Alma Pack and the acquisition of Gandalf.

       Management believes that Gandalf will contribute toward achieving profitability and positive cash flows. These financial statements have been prepared on a going concern basis that assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future. To remain a going concern the Company must maintain profitability and achieve positive cash flow. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Segment information

       The business operations of the Company are concentrated in one segment.

       Major customers

       The Company has four customers from ongoing operations that accounted for 73% of revenues in fiscal 1998 of which one of these customers accounted for 34% of revenues.

       Income taxes

       The Company and its subsidiaries file separate tax returns. The Company's provision for income taxes is based primarily on reported earnings before income taxes and includes an appropriate provision for deferred income taxes resulting from timing differences. Timing differences result from items whose amounts recorded for accounting purposes do not coincide with those recorded for income tax purposes, and consist principally of amortization.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1998 AND 1997
(EXPRESSED IN U.S. DOLLARS)
================================================================================

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Inventory

       Inventory is valued at the lower of cost and net realizable value.

       Capital assets

       Capital assets are recorded at cost. Amortization of capital assets other than leasehold improvements is provided on the declining balance basis using the following annual rates:

                  Production equipment             12.5%
                  Computer software                  50%
                  Computer equipment               12.5%
                  Office equipment                   10%

       Leasehold improvements are amortized on a straight-line basis over 10 years.

       Goodwill

       The excess of purchase consideration over fair market value of net identifiable assets acquired is recorded as goodwill. Goodwill is being amortized on a straight-line basis over fifteen years commencing in the month of acquisition.

       The Company, on a periodic basis, reassesses the recoverability of the goodwill and, where applicable writes such amounts down to an amount not in excess of its estimated net realizable value determined based on future cash flows calculated on a non-discounted basis.

       Revenue recognition

       Revenue is recognized at the time of delivery of goods and services.

       Functional currency

       The functional currency of the subsidiaries is the Canadian dollar. All amounts in the balance sheet have been converted to U.S. dollars using the exchange rate as of the end of period and using a weighted average rate of exchange for income statement accounts. The translation gain or loss from foreign currency translation is recorded on the income statement. The translation gain from intercompany foreign currency transactions that are of a long-term investment nature are reported separately and accumulated in a separate component of equity. Translation adjustments that result from the process of translating that entity's financial statements into the reporting currency are not included in net income and are also reported separately and accumulated in a separate component of equity.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1998 AND 1997
(EXPRESSED IN U.S. DOLLARS)
================================================================================

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


       Earnings (loss) per share

       Earnings (loss) per share has been calculated using the weighted average number of shares of common stock outstanding during the respective years after giving effect to the consolidation of the Company's shares (Note
       10). Diluted earnings (loss) per share have not been calculated because there are no outstanding stock options, warrants or other items that would have a diluted effect.

3.     BUSINESS ACQUISITION

       Gandalf Graphics Limited

       Effective January 1, 1998, the Company acquired all of the issued and outstanding shares of Gandalf Graphics Limited. The acquisition was accounted for using the purchase method. A summary of the fair values of the assets acquired and liabilities assumed is as follows:

       Assets
        Non-cash current assets                                $   841,614
        Capital Assets                                           1,282,626

                                                                 2,124,240

       Liabilities
        Bank indebtedness                                          510,476
        Other current liabilities                                  369,488
        Long term liabilities                                    1,095,810

                                                                 1,975,774

       Net assets                                                  148,466

       Consideration paid
        Promissory Note                                            279,622

       Goodwill                                                $   131,156


                                                  Accumulated     Net Book
                                        Cost      Amortization      Value
       Goodwill                       $131,156     $  2,957       $128,199

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1998 AND 1997
(EXPRESSED IN U.S. DOLLARS)
================================================================================


4.     DISCONTINUED OPERATIONS

       During 1998, the Company disposed of its wholly owned subsidiary, Alma Pack Bottling Corporation. The net gain on the sale of these operations totaled $30,550. Aggregate operating profits for the year in these discontinued operations was $71,581. Revenues from discontinued operations prior to the measurement date were as follows: 1998 - $1,688,000, 1997 - $2,460,000, 1996 - $2,216,000.

5.     CAPITAL ASSETS
                                                  Accumulated     Net Book
                                        Cost      Amortization      Value
       Production equipment         $  787,713     $285,755       $501,958
       Computer software                15,910       11,864          4,046
       Computer equipment              535,895      148,932        386,963
       Office equipment                 34,224       30,881          3,343
       Leasehold improvements           83,324       18,792         64,532

                                    $1,457,066     $496,224       $960,842

       Included in the production and computer equipment are assets under capital lease which have a cost of $483,000 and accumulated amortization of $159,000.



6.     BANK INDEBTEDNESS

       The bank indebtedness bears interest of the bank's prime rate plus 1%, is due on demand, is secured by a general security agreement with a specific charge over equipment, an assignment of life insurance and a personal guarantee of former shareholders.

7.     LONG-TERM DEBT

       Promissory notes payable, with interest
       calculated beginning January 1, 1998,
       at an annual rate equal to prime plus 1%,
       compounded monthly. Principal due on
       January 1, 2000                                          $791,055

       Bank term loan, repayable in principal
       payments of $3,334 Canadian dollars per month,
       plus interest at prime plus 1.5%                           48,899
                                                                 839,954
       Less current portion                                       27,958
                                                                $811,996

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1998 AND 1997
(EXPRESSED IN U.S. DOLLARS)
================================================================================

7.  LONG_TERM DEBT (Continued)


       Total principal payments are as follows:

                  Year ending April 30, 1999                    $ 27,958
                                        2000                     811,996
                                                                $839,954

8.     OBLIGATION UNDER CAPITAL LEASE

       The Company is committed under various capital lease agreements for production equipment. Future minimum lease payments together with the balance of the obligation under capital leases are as follows:

                           1999                                 $147,065
                           2000                                  147,065
                           2001                                   46,952
                           2002                                   26,191
                           2003                                    2,182
                                                                 369,455
         Less amounts representing interest                       46,097
                                                                 323,358
         Less current portion                                    151,619
                                                                $171,739

9.     RELATED PARTY TRANSACTIONS AND BALANCES

       Advances from related parties, are due to directors and are non-interest bearing, unsecured and have no fixed terms of repayment. The related parties have subordinated the balance due to them in favor of the Company's bankers. During the period the Company paid rent of $25,000 Canadian Dollars to a related company.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1998 AND 1997
(EXPRESSED IN U.S. DOLLARS)
================================================================================

10.    CAPITAL STOCK

       Common stock

       The Company is authorized to issue 20,000,000 shares of $.001 par value common stock. At April 30, 1998, 1997 and 1996 there were 9,143,279, 9,143,279 and 41,200 shares issued and outstanding respectively. When voting, each share equals one vote.

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

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1998 AND 1997
(EXPRESSED IN U.S. DOLLARS)
================================================================================


11.    DEPOSITS

       The Company had deposited $73,421 and $93,705 with Graphic Workshop Studios Ltd. and Golden Mayan Foods Ltd., respectively, for the purpose of acquiring these companies. During 1996, the Company abandoned its plans to acquire these companies and wrote off the deposits.



12.    INCOME TAXES

       As at April 30, 1998, the Company had a deferred tax asset of $550,000 (1997 - $648,000; 1996 -$560,000) resulting from cumulative losses of approximately $1,377,000 (1997 - $1,570,000; 1996 - $1,300,000). A full valuation allowance has been provided for the deferred tax asset in 1998, 1997 and 1996 since the Company's history of losses indicate that the benefit arising from these losses may not be realized.

       The losses available to apply to future taxable income expire in the following years:

                           2001                                 $ 46,000
                           2002                                  540,000
                           2003                                  220,000
                           2004                                  111,000
                           2005                                  460,000

       The Company's effective tax rate is approximately 40%. Some of the subsidiaries have incurred losses that will be used to offset future taxable income. One of the subsidiaries has taxable income and the related tax expense has been reported in these financial statements.

13.    RENT EXPENSE

       The Company incurred rent expense during the past three years as follows:

                           1998                                 $ 80,000
                           1997                                   85,000
                           1996                                   87,000

14.    COMMITMENTS

       The Company rents premises under an operating lease that has an initial lease term in excess of one year. Future minimum lease payments are as follows:

                           1999                                 $107,198
                           2000                                  107,198
                           2001                                   72,257
                                                                $286,653

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1998 AND 1997
(EXPRESSED IN U.S. DOLLARS)
================================================================================

14. COMMITMENTS (Continued)


       The Company has a ten-year operating lease for the rental of production equipment. The annual lease payments are as follows:

                           1999                                 $100,000
                           2000                                 $106,000
                           2001                                 $113,000
                           2002                                 $120,000
                           2003                                 $128,000
                           Thereafter                           $283,000

15.    FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

       Credit risk

       The Company is exposed to credit risk to the extent that its customers fail to meet their obligations. As at April 30, 1998 three customers accounted for approximately 62% of the outstanding accounts receivable.


       Interest rate risk

       The Company has significant financing with interest rates that are affected by changes in the prime rate. The Company is subject to interest rate risk to the extent that there are fluctuations in the bank's prime lending rate.

       Foreign exchange risk

       The Company has part of its sales in US dollars and purchases its raw materials in Canadian dollars. The Company has not undertaken any foreign exchange hedging arrangements to manage these risks.

       Fair value of financial instruments

       The carrying amounts of cash, accounts receivable, bank indebtedness, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments. The Company estimates that the fair value of other financial instruments which include long-term debt and preference shares approximates their carrying value because the amounts are either due on demand or have short terms to maturity.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1998 AND 1997
(EXPRESSED IN U.S. DOLLARS)
================================================================================


16.    YEAR 2000 ISSUE (UNAUDITED)

       The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers or other service providers, will be fully resolved.

17.    COMPARATIVE FIGURES

       Certain of prior years comparative figures have been reclassified to conform with current year presentation.