Form 10KSB
period 1999-04-30
PL BRANDS INC
filed 2000-06-30
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
                Washington, DC  20549

                     FORM 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended APRIL 30, 1999

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

State Issuer's revenues for its most recent fiscal year:    $2,685,163

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

     From January 1998 through the end of the fiscal year covered by this report, the business of Gandalf comprised the Company's principal operation. See, however, "Recent Developments" below.

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

Employees

     As at April 30, 1999, Gandalf had 31 employees other than its officers.

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

     From January 1998 through the end of the fiscal year covered by this report, the business of Gandalf comprised the Company's principal operation. See, however, "Recent Developments" under Part I, Item 1.

     Unless otherwise noted all information herein is given in U.S. dollars.

Results of Operations

     During the year ended April 30, 1999, the Company reported net sales of approximately $2,685,000 as compared to net sales of approximately $1,220,000 during the year ended April 30, 1998. This increase in net sales was primarily attributable to the inclusion of operating results of Gandalf for the full 1999 fiscal year as compared to fiscal 1998 during which period Gandalf was acquired.

     Cost of sales in fiscal 1999 was approximately $1,540,000 compared to cost of sales in fiscal 1998 of approximately $773,000. Operating expenses increased to approximately $915,000 in fiscal 1999 from approximately $433,000 in fiscal 1998. The foregoing changes are primarily due to the acquisition of Gandalf and its additional operating expenses, and inclusion of Gandalf's operations for a full year in fiscal 1999 as compared to fiscal 1998.

     During the fiscal year ended April 30, 1999, the Company reported income before taxes of approximately $74,000 as compared to income before taxes of approximately $6,300 for the fiscal year ended April 30, 1998.
Income from continuing operations was approximately $15,000 for fiscal 1999 as compared to a net loss from continuing operations, before discontinued operations and gain on disposal of Alma Pack, of approximately $(5,600) for fiscal 1998. The foregoing change is primarily due to the Company having a full year of sales revenue in fiscal 1999 to offset operating expenses.

Liquidity and Capital Resources

     On April 30, 1999, the Company had a working capital deficit of approximately $(2,166,000) and stockholders' equity of approximately $131,000. As at April 30, 1999, the Company is in default on two of the covenants required under its banking agreement. The financial statements included herein have been prepared on a going concern basis that assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future. The Company's ability to continue as a going concern is dependent on the continued support of its lenders and its ability to maintain profitability and positive cash flows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 10.  Executive Compensation.

     No compensation was paid by the Company to any executive officer prior to April 30, 1994. Directors are reimbursed for expenses incurred in connection with the performance of their duties as directors. In fiscal 1999 and 1998, respectively, Andre Corbeil, Chief Executive Officer, was paid $50,000 and $50,000, Robert Brown, Chief Financial Officer was paid $33,000 and $33,000, Larry Downey was paid $28,000 and $18,000. In Fiscal 1999, there are no other forms of long term or other compensation.

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

     (3)  Its address is PO Box N-4975, Nassau, Bahamas.

     (4)  Its address is Mandara North Ridge, Grand Turk, Turks & Caicos Island.

     (5) Indicates a Director of the Company. The address for each is 260 Bartley Drive, Toronto, Ontario, Canada..


Item 12.  Certain Relationships and Related Transactions.

     In 1998, the advances from related parties which were due to directors, were non-interest bearing, unsecured and had no fixed terms of repayment. During 1999, the advances were repaid. During the period the Company paid rent of $33,145 (1998 - $17,470; 1997 - nil) to a related company. During the 1999 fiscal year, the Company purchased capital assets in the amount of $390,490 from a company that is 100% owned by one of the Company's directors and chief operating officer. The transactions are measured under normal trade terms and conditions. As at April 30, 1999, $135,357 (1998 - nil) of this amount is included in accounts payable.

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

April 30, 1999 and 1998

(Expressed in U.S. Dollars)

DELOITTE & TOUCHE
[LOGO OMITTED]
---------------------       ----------------------------------------------------
                            DELOITTE & TOUCHE LLP      Telephone: (416) 601-6150
                            5140 Yonge Street          Facsimile: (416) 229-2524
                            Suite 1700                 www.deloitte.ca
                            Toronto, Ontario  M2N 6L7

AUDITORS' REPORT

To the Shareholders of
PL Brands, Inc.

We have audited the consolidated balance sheets of PL Brands, Inc. and subsidiaries as April 30, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended April 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of PL Brands, Inc. and subsidiaries as at April 30, 1999 and 1998 and the results of their operations and their cash flows for the years ended April 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company's default on the bank covenants raise doubt about its ability to continue as a going concern. Management's plans are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP
---------------------------
Deloitte & Touche LLP
Chartered Accountants

Toronto, Ontario
July 2, 1999

---------------
Deloitte Touche
Tohmatsu
---------------

PL BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
==========================================================================================
                                                                    1999           1998
                                                                -----------    -----------
ASSETS
CURRENT
   Cash                                                         $       415    $       217
   Accounts receivable - trade (less allowance for
      doubtful accounts of $6,100 (1998 - $nil)                     533,895      1,113,778
   Accounts receivable - other                                           --         69,881
   Inventory                                                        282,325         70,592
   Prepaids                                                          40,932         31,864
------------------------------------------------------------------------------------------
                                                                    857,567      1,286,332

CAPITAL ASSETS (Note 5)                                           1,579,362        960,842

GOODWILL (Note 3)                                                   117,332        128,199
------------------------------------------------------------------------------------------
                                                                $ 2,554,261    $ 2,375,373
==========================================================================================
LIABILITIES

CURRENT
   Bank indebtedness (Note 6)                                   $   273,977    $   480,848
   Accounts payable                                                 855,394        454,889
   Current portion of long-term debt (Note 7)                     1,101,626         27,958
   Current portion of obligation under capital lease (Note 8)        20,772        151,619
------------------------------------------------------------------------------------------
                                                                  2,251,769      1,115,314

LONG-TERM DEBT (Note 7)                                                  --        811,996

OBLIGATION UNDER CAPITAL LEASE (Note 8)                              49,126        171,739

DEFERRED INCOME TAXES (Note 11)                                     122,512         62,194

ADVANCES TO RELATED PARTY (Note 9)                                       --        146,751
------------------------------------------------------------------------------------------
                                                                  2,423,407      2,307,994
------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 10)                                               9,143          9,143

ADDITIONAL PAID-IN CAPITAL                                        2,128,906      2,128,906

ACCUMULATED DEFICIT                                              (2,113,108)    (2,128,090)

ACCUMULATED OTHER COMPREHENSIVE INCOME                              105,913         57,420
------------------------------------------------------------------------------------------
                                                                    130,854         67,379
------------------------------------------------------------------------------------------
                                                                $ 2,554,261    $ 2,375,373
==========================================================================================

PL BRANDS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
YEAR ENDED APRIL 30, 1999, 1998 AND 1997
(EXPRESSED IN U.S. DOLLARS)
================================================================================
                                          1999           1998           1997
                                      -----------    -----------    -----------

NET SALES                             $ 2,685,163    $ 1,219,612    $        --

COST OF SALES                           1,540,427        772,859             --
--------------------------------------------------------------------------------
GROSS PROFIT                            1,144,736        446,753             --

OPERATING EXPENSES                        914,591        433,230        267,220
--------------------------------------------------------------------------------
INCOME (LOSS) BEFORE UNDERNOTED
   ITEMS                                  230,145         13,523       (267,220)

OTHER INCOME (EXPENSES)                        --         35,505        (45,815)

AMORTIZATION - CAPITAL ASSETS            (147,350)       (39,803)            --

AMORTIZATION - GOODWILL                    (8,484)        (2,957)        (8,083)
--------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES          74,311          6,268       (321,118)

DEFERRED INCOME TAX EXPENSE                59,329         11,886             --
--------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                              14,982         (5,618)      (321,118)

DISCONTINUED OPERATIONS
   INCOME FROM OPERATIONS OF ALMA
   PACK BOTTLING CORPORATION (Note 4)          --         71,581         54,513

GAIN ON DISPOSAL OF ALMA PACK
   BOTTLING CORPORATION (Note 4)               --         30,550             --
--------------------------------------------------------------------------------
NET EARNINGS (LOSS)                   $    14,982    $    96,513    $  (266,605)
================================================================================

NET EARNINGS (LOSS) PER SHARE OF
   COMMON STOCK                       $        --    $      0.01    $     (3.99)
================================================================================

NET LOSS FROM CONTINUING
   OPERATIONS PER SHARE OF
   COMMON STOCK                       $        --    $        --    $     (4.81)
================================================================================

NET EARNINGS FROM
   DISCONTINUED OPERATIONS PER
   SHARE OF COMMON STOCK              $        --    $      0.01    $      0.82
================================================================================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                   9,143,279      9,143,279         66,736
================================================================================


PL BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS FROM APRIL 30, 1997 TO APRIL 30, 1999
(EXPRESSED IN U.S. DOLLARS)
=================================================================================================

                                             Common Stock
                                      -------------------------    Additional
                                        Number                       Paid-in
                                       of Shares       Amount        Capital
                                      ----------    -----------    -----------
BALANCE - APRIL 30, 1996                  41,200    $     4,120    $   889,066

   STOCK ISSUANCE                            600             60             --

   1-100 REVERSE STOCK SPLIT                  --         (4,138)         4,138

   DEBENTURE CONVERSION                2,118,956          2,119        294,531

   SHAREHOLDER LOAN
      CONVERSION                       6,982,523          6,982        941,171

   COMPREHENSIVE EARNINGS
      Foreign currency translation
        adjustments                           --             --             --
      Net loss


   TOTAL COMPREHENSIVE LOSS
-------------------------------------------------------------------------------------------------
-------------------------
BALANCE - APRIL 30, 1997               9,143,279          9,143      2,128,906

   COMPREHENSIVE EARNINGS
      Foreign currency translation
        adjustments                           --             --             --
      Net earnings


TOTAL COMPREHENSIVE
   EARNINGS
--------------------------------------------------------------------------------
BALANCE - APRIL 30, 1998               9,143,279          9,143      2,128,906

   COMPREHENSIVE EARNINGS
      Foreign currency translation
        adjustments                           --             --             --
      Net earnings


TOTAL COMPREHENSIVE
   EARNINGS
--------------------------------------------------------------------------------
BALANCE - APRIL 30, 1999               9,143,279    $     9,143    $ 2,128,906
================================================================================


PL BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS FROM APRIL 30, 1997 TO APRIL 30, 1999
(EXPRESSED IN U.S. DOLLARS)
==================================================================================


                                                    Accumulated Other
                                       Accumulated  Comprehensive
                                       Deficit      Income (Loss)      Total
                                      ----------    -----------    -----------
BALANCE - APRIL 30, 1996              $(1,957,998)   $    31,142    $(1,033,670)

   STOCK ISSUANCE                             --             --             60

   1-100 REVERSE STOCK SPLIT                  --             --             --

   DEBENTURE CONVERSION                       --             --        296,650

   SHAREHOLDER LOAN
      CONVERSION                              --             --        948,153

   COMPREHENSIVE EARNINGS
      Foreign currency translation
        adjustments                           --         45,223         45,223
      Net loss                          (266,605)                     (266,605)
                                                                     -----------

   TOTAL COMPREHENSIVE LOSS                                           (221,382)
-------------------------------------------------------------------------------
BALANCE - APRIL 30, 1997              (2,224,603)        76,365    $   (10,189)

   COMPREHENSIVE EARNINGS
      Foreign currency translation
        adjustments                           --        (18,945)       (18,945)
      Net earnings                        96,513                        96,513
                                                                    -----------

TOTAL COMPREHENSIVE
   EARNINGS                                                             77,568
-------------------------------------------------------------------------------
BALANCE - APRIL 30, 1998              (2,128,090)        57,420    $    67,379

   COMPREHENSIVE EARNINGS
      Foreign currency translation
        adjustments                           --         48,493         48,493
      Net earnings                        14,982                        14,982
                                                                    -----------

TOTAL COMPREHENSIVE
   EARNINGS                                                             63,475
--------------------------------------------------------------------------------
BALANCE - APRIL 30, 1999             $(2,113,108)   $   105,913    $   130,854
================================================================================


PL BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1999, 1998 AND 1997
(EXPRESSED IN U.S. DOLLARS)
==========================================================================



                                                     1999           1998          1997
                                                    -----------    -----------   -----------
CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES
   Income (loss) from continuing operations      $    14,982    $    (5,618)   $ (321,118)
   Items not requiring the use of cash:
      Amortization - capital assets                  147,350         39,803         --
      Amortization - goodwill                          8,484          2,957         8,083
      Deferred income taxes                           60,318             --         --
   Changes in assets and liabilities affecting cash flows:
      Accounts receivable                            579,883       (453,142)        2,669
      Accounts receivable - other                     69,881        (69,881)        --
      Inventory                                     (211,733)        90,123         --
      Prepaids                                        (9,068)       (11,621)          966
      Accounts payable                               400,505        210,821      (100,457)
--------------------------------------------------------------------------------------------

   Net cash provided by (used for)
   operating activities                            1,081,698       (196,558)     (409,857)
--------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Acquisition of Gandalf Graphics Limited (consideration
      paid including bank indebtedness assumed)           --       (790,098)         --
   Acquisition of capital assets                    (763,487)       (23,505)         --
   Disposition of capital assets                          --        305,503          --
--------------------------------------------------------------------------------------------

   Net cash provided by (used for)
   investing activities                             (763,487)      (508,100)         --

--------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Stock issuance                                         --            --             60
   Repayment of advances to related party           (146,751)           -              --
   Long-term debt                                    261,672       (193,709)          --
   Note payable                                           --        279,525           --
   Obligation under capital lease                   (253,460)           --            --
   Amounts received for the issuance of convertible
      debentures and capital stock                        --             --       249,650
   Conversion of shareholder loan interest                --             --        88,325
----------------------------------------------------------------------------------------------

   Net cash provided by (used for)
   financing activities                             (138,539)        85,816       338,035
----------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS    179,672       (618,842)      (71,822)

DISCONTINUED OPERATIONS                                   --         13,521        20,242

PROCEEDS ON DISPOSAL OF ALMA PACK                         --        142,496           --

EFFECT OF EXCHANGE RATE CHANGES ON CASH               27,397        (18,945)       45,223
--------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                      207,069       (481,770)       (6,357)

CASH, BEGINNING OF YEAR                             (480,631)         1,139         7,496
--------------------------------------------------------------------------------------------

CASH, END OF YEAR                                $  (273,562)   $  (480,631)   $    1,139
=============================================================================================

REPRESENTED BY:
   Cash                                          $       415    $       217    $    1,139
   Bank indebtedness                                (273,977)      (480,848)          --
---------------------------------------------------------------------------------------------

                                                 $  (273,562)   $  (480,631)   $    1,139
==============================================================================================


SUPPLEMENTAL CASH FLOW DISCLOSURE
   Interest paid on continuing operations        $    37,000    $    16,000    $       --
   Income taxes paid on continuing operations    $        --    $        --    $       --
   Interest paid on discontinued operations      $        --    $    19,000    $   28,000
   Income taxes paid on discontinued operations   $       --    $        --    $      --

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================

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

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

       Until January 1998, the Company's traditional line of business had been bottling water through its principal subsidiary Alma Pack Bottling Corporation ("Alma Pack'). Under this strategy the Company was never able to attain profitability and the continued stockholder's deficiency raised doubt about the Company's ability to continue as a going concern. In 1998 the Company revised its strategy. As a result of this change in strategy, the Company sold all of the shares of Alma Pack and purchased all of the issued and outstanding shares of Gandalf Graphics Limited ("Gandalf"), a pre-press house, as described in Note 3. The effect of these transactions are appropriately reflected in the accompanying financial statements

       Management believes that Gandalf will contribute toward achieving profitability and positive cash flows. As at April 30, 1999, however, the Company is in default on two of the covenants required under its banking agreement. These financial statements have been prepared on a going concern basis that assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future. The Company's ability to continue as a going concern is dependent on the continued support of its lenders and its ability to maintain profitability and positive cash flows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Income taxes

       The Company and its subsidiaries file separate tax returns. The Company's provision for income taxes is based primarily on reported earnings before income taxes and includes an appropriate provision for deferred income taxes resulting from timing differences. Timing differences result from items whose amounts recorded for accounting purposes do not coincide with those recorded for income tax purposes, and consist principally of goodwill and amortization.

       Inventory

       Inventory is valued at the lower of cost, on a first-in first-out basis, and net realizable value.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

       Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the lease and 10 years.

       Management reassesses the value of the capital assets on a periodic basis and, where applicable writes such amounts down to an amount not in excess of its estimated net recoverable amount.

       Goodwill

       The excess of purchase consideration over fair market value of net identifiable assets acquired is recorded as goodwill. Goodwill is being amortized on a straight-line basis over fifteen years commencing in the month of acquisition.

       Management reassesses the recoverability of the goodwill on a periodic basis and, where applicable writes such amounts down to an amount not in excess of its estimated net realizable value determined based on future cash flows calculated on a non-discounted basis.

       Revenue recognition

       Revenue is recognized at the time of delivery of goods and services.

       Functional currency

       The functional currency of the subsidiaries is the Canadian dollar. All amounts in the balance sheet have been converted to U.S. dollars using the exchange rate as of the end of period and using a weighted average rate of exchange for income statement accounts. A significant portion of the amounts reported on the balance sheet will be either realized or settled in Canadian dollars. The translation gain or loss from foreign currency translation is recorded on the consolidated statements of earnings. The translation gain or loss from intercompany foreign currency transactions that are of a long-term investment nature are reported within the statements of stockholders' equity as a component of comprehensive earnings. Translation adjustments that result from the process of translating that entity's financial statements into the reporting currency are not included in net income and are also reported within the statements of stockholders' equity as a component of comprehensive earnings.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================

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

       In the first quarter of 1998, the Company adopted SFAS No. 130 Reporting Comprehensive Income, and restated prior years' consolidated financial statements to conform to the new reporting standard. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. The adoption of SFAS No. 130, resulted in revised and additional disclosures but had no effect on the consolidated financial position, results of operations, or cash flows of the Company.

       In 1998, the Company also adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information which specifies the presentations and disclosure of operating segment information. SFAS No. 131 requires that segment information of earlier years be restated to conform to the new standard. The adoption of SFAS No. 131 resulted in revised and additional disclosures but had no effect on the consolidated financial position, results of operations, or cash flows of the Company.

       In June 1998, the Financial Accounting Standards Board issued SFAS No 133, Accounting for Derivative Instruments and Hedging Activity, which is required to be adopted by the Company in 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined the effect SFAS No. 133 will have, if any, on the Company's consolidated financial position, results of operations or cash flows.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================

3.     BUSINESS ACQUISITION

       Gandalf Graphics Limited

       Effective January 1, 1998, the Company acquired all of the issued and outstanding shares of Gandalf. The acquisition was accounted for under the purchase method of accounting. A summary of the fair values of the assets acquired and liabilities assumed is as follows:

       Assets

         Non-cash current assets                                  $    841,614
         Capital assets                                              1,282,626
       -----------------------------------------------------------------------
                                                                     2,124,240
       -----------------------------------------------------------------------

       Liabilities

         Bank indebtedness                                             510,476
         Other current liabilities                                     369,488
         Long term liabilities                                       1,095,810
       -----------------------------------------------------------------------
                                                                     1,975,774
       -----------------------------------------------------------------------
       Net assets                                                      148,466

       Consideration paid
         Promissory note                                               279,622
       -----------------------------------------------------------------------
       Goodwill                                                   $    131,156
       =======================================================================

4.     DISCONTINUED OPERATIONS

       During 1998, the Company disposed of its wholly owned subsidiary, Alma Pack. The net gain on the sale of these operations totaled $30,550. Aggregate operating profits for 1988 in these discontinued operations was $71,581, (1997 - $54,313). Revenues from discontinued operations prior to the measurement date were as follows: 1998 - $1,688,000, 1997 - $2,460,000.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================

5.     CAPITAL ASSETS

                                                        1999
                                     -------------------------------------------
                                                    Accumulated        Net Book
                                         Cost       Amortization        Value
                                     -----------    ------------     -----------
       Production equipment          $ 1,396,122     $  365,656      $ 1,030,466
       Computer software                  28,012         14,184           13,828
       Computer equipment                594,724        199,349          395,375
       Office equipment                    9,011          2,314            6,697
       Leasehold improvements            163,034         30,038          132,996
       -------------------------------------------------------------------------
                                     $ 2,190,903     $  611,541      $ 1,579,362
       =========================================================================

                                                        1998
                                     -------------------------------------------
                                                    Accumulated        Net Book
                                         Cost       Amortization        Value
                                     -----------    ------------     -----------

       Production equipment          $   787,713     $  285,755      $   501,598
       Computer software                  15,910         11,864            4,046
       Computer equipment                535,895        148,932          386,963
       Office equipment                   34,224         30,881            3,343
       Leasehold improvements             83,324         18,792           64,532
       -------------------------------------------------------------------------
                                     $ 1,457,066     $  496,224      $   960,842
       =========================================================================

       Included in the computer equipment (1998 - production and computer equipment) are assets under capital lease which have a cost of $105,826 (1998 - $483,000) and accumulated amortization of $33,031 (1998 - $159,000).

6.     BANK INDEBTEDNESS

       The bank indebtedness represents an operating line that bears interest of the bank's prime rate plus 1%, and is due on demand. All credit facilities covered in the banking agreement dated November 19, 1998, which includes both the operating line and the demand installment loan, are secured by a general security agreement with a specific interest in certain equipment, a personal guarantee of a former shareholder and limited postponement of claim from a former shareholder. The banking agreement includes certain covenants which must be met by the Company. As at April 30, 1999 the Company is in default on two of these covenants.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================

7.     LONG-TERM DEBT

                                                           1999          1998
                                                       -----------   -----------

       Promissory notes payable, with interest
         calculated beginning January 1, 1998,
         at an annual rate equal to prime plus 1%,
         compounded monthly.
         Principal due on January 1, 2000              $   776,939   $   791,055

       Demand instalment loan, secured as
         described in Note 6, repayable in
         monthly payments of $5,833 plus
         interest at U.S. Base Rate plus
         1.6% per year                                     324,687           --

       Bank term loan, repayable in principal
         payments of $3,334 Canadian dollars
         per month, plus interest at prime plus 1.5%            --        48,899
       -------------------------------------------------------------------------
                                                         1,101,626       839,954
       Less current portion                              1,101,626        27,958
       -------------------------------------------------------------------------
                                                       $        --   $   811,996
       =========================================================================

       As described in Notes 1 and 6 the Company is in default on two of its banking covenants. The bank has not signed a waiver indicating its intention not to force repayment of the instalment loan. Therefore, the instalment loan has been classified as current for financial statement purposes. Management does not expect the bank to force repayment of the loan in which case the principal payments over the next five years are expected to be as follows:

         Year ending April 30, 2000                      $     847,780
                               2001                             70,841
                               2002                             70,841
                               2003                             70,841
                               2004                             41,323
         -------------------------------------------------------------
                                                         $   1,101,626
         =============================================================

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================

8.     OBLIGATION UNDER CAPITAL LEASE

       The Company is committed under various capital lease agreements for production equipment. Future minimum lease payments together with the balance of the obligation under capital leases are as follows:

                2000                                       $    25,724
                2001                                            25,724
                2002                                            25,724
                2003                                             2,151
                ------------------------------------------------------
                                                                79,323
                Less amounts representing interest               9,425
                ------------------------------------------------------
                                                                69,898
                Less current portion                            20,772
                ------------------------------------------------------
                                                           $    49,126
                ======================================================

9.     RELATED PARTY TRANSACTIONS AND BALANCES

       In 1998, the advances from related parties which were due to directors, were non-interest bearing, unsecured and had no fixed terms of repayment. During 1999, the advances were repaid. During the period the Company paid rent of $33,145 (1998 - $17,470; 1997 - Nil) to a related company. During the 1999 fiscal year, the Company purchased capital assets in the amount of $390,490 from a company that is 100% owned by one of the Company's directors and chief operating officer. The transactions are measured under normal trade terms and conditions. As at April 30, 1999, $135,357 (1998- nil) of this amount is included in accounts payable.

10.    CAPITAL STOCK

       Common stock

       The Company is authorized to issue 20,000,000 common shares with a $.001 par value each. At April 30, 1999, 1998 and 1997 there were 9,143,279 shares issued and outstanding. When voting, each share equals one vote.

       Preferred stock

       The Company is authorized to issue 1,000,000 preferred shares with a $.001 par value each. Currently the Company has no shares outstanding. The Company's Board of Directors has authority to issue all or any of the authorized but unissued preferred stock in one or more series and to determine voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================

11.    INCOME TAXES

       As at April 30, 1999, the Company had a deferred tax asset of $576,000 (1998 - $550,000) resulting from cumulative losses of approximately $1,440,000 (1998 - $1,377,000; 1997 - $1,570,000). A full valuation allowance has been provided for the deferred tax asset in 1999, 1998 and 1997 since the Company's history of losses indicate that the benefit arising from these losses may not be realized.

       The losses available to apply to future taxable income expire in the following years:

                      2001                  $    46,000
                      2002                  $   540,000
                      2003                  $   220,000
                      2004                  $   111,000
                      2005                  $   460,000
                      2006                  $    63,000

       The Company's effective tax rate is approximately 40%. Some of the subsidiaries have incurred losses that will be used to offset future taxable income. One of the subsidiaries has taxable income and the related tax expense has been reported in these financial statements. The deferred tax liability of $122,512 (1998 - $62,194) represents the future tax liability resulting from the timing differences with respect to the recognition of amortization on capital assets for accounting purposes and that which is allowable for tax purposes.

12.    SEGMENT INFORMATION

       The Company operated and manages its operations in one reportable segment, the prepress industry and in one geographical area being Canada.

       The Company had four customers in 1999 and 1998 that accounted for 64% (1998 - 73%) of revenues. One of these customers accounted for 23% (1998
       - 34%) of revenues.

13.    EARNINGS (LOSS) PER SHARE

       Earnings (loss) per share has been calculated using the weighted average number of shares of common stock outstanding during the respective years. Diluted earnings (loss) per share have not been calculated because there are no outstanding stock options, warrants or other items that would have a diluted effect.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================

14.    COMMITMENTS

       The Company rents premises under an operating lease that has an initial lease term in excess of one year. Future minimum lease payments are as follows:

                      2000                  $   102,954
                      2001                      102,954
                      2002                       45,759
                      ---------------------------------
                                            $   251,667
                      =================================

       The Company has a ten-year operating lease for the rental of production equipment. The annual lease payments are as follows:

                      2000                  $   104,000
                      2001                  $   111,000
                      2002                  $   118,000
                      2003                  $   126,000
                      2004                  $   132,000
                      Thereafter            $   145,000

       The Company incurred rent expense during the past three years as follows:

                      1999                  $    98,000
                      1998                  $    80,000
                      1997                  $    85,000

15.    FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

       Credit risk

       The Company is exposed to credit risk to the extent that its customers fail to meet their obligations. As at April 30, 1999, three customers accounted for approximately 41% of the outstanding accounts receivable.

       Interest rate risk

       The Company has significant financing with interest rates that are affected by changes in the prime rate. The Company is subject to interest rate risk to the extent that there are fluctuations in the US base rate.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================

15.    FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT (Continued)

       Foreign exchange risk

       The Company has part of its sales in US dollars and purchases its raw materials in Canadian dollars. The Company has not undertaken any foreign exchange hedging arrangements to manage these risks.

       Fair value of financial instruments

       The carrying amounts of cash, accounts receivable, bank indebtedness, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments. The Company estimates that the fair value of other financial instruments which include long-term debt approximates their carrying value because the amounts are either due on demand or have short terms to maturity.

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