Form 10QSB
period 1998-01-31
PL BRANDS INC
filed 2000-07-11
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                    FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended JANUARY 31, 1998

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

                 260 Bartley Drive
         Toronto, Ontario, Canada M4A 1G5
     (Address of Principal Executive Offices)

                  (416) 750-9656
 (Issuer's Telephone Number, Including Area Code)


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes                   No    X


State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

        Common, $.001 par value per share:
     9,143,279 outstanding as of June 8, 2000




PART I - FINANCIAL INFORMATION

PL BRANDS, INC. AND SUBSIDIARIES


Index to Financial Information
Period Ended January 31, 1998
(Unaudited)



Item                                              Page Herein

Item 1 -  Financial Statements:

Consolidated Balance Sheets                            3

Consolidated Statements of Earnings                    4

Consolidated Statements of Cash Flows                  5

Notes to Consolidated Financial Statements             6



Item 2 -  Management's Discussion and
          Analysis or Plan of Operation                7














PL Brands, Inc.
Consolidated Balance Sheets
                                As At             As At
                                April 30, 1997    Jan 31, 1998
Assets
Current Assets
Cash                              $1,138              $177
Accounts Receivable                   $0          $579,747
Note Receivable                       $0          $137,540
Inventory                             $0          $157,869
Prepaid Expenses                      $0           $23,878
Total Current Assets              $1,138          $899,211


Capital Assets                        $0        $1,337,636

Goodwill                              $0          $128,119

Discontinued
operations assets               $895,574                $0

Total Assets                    $896,712        $2,364,966


Liabilities and Stockholders' Equity
Current Liabilities
Bank Indebtedness                     $0          $464,128
Accounts Payable
and Accrued                      $65,213          $381,212
Current Portion
of Capital Lease
Obligations                           $0          $117,722
Current Portion
of Bank Loan                          $0           $25,183
Total Current
Liabilities                      $65,213          $988,245

Long Term Liabilities
Bank Loan                             $0           $29,734
Capital Lease
Obligations                           $0          $272,545
Advance from
related party                         $0          $279,985
Long Term Debt                        $0          $777,313
Deferred income
taxes                                 $0           $49,440
Discontinued
operations
liabilities                     $841,688                $0
Total Long Term
Liabilities                     $841,688        $1,409,017

Stockholders' Equity
Common Stock: $.001 par value,
20,000,000 authorized;            $9,143            $9,143
Additional Paid-In
Capital                       $2,128,906        $2,128,906
Stockholders'
Equity (Deficit)             ($2,224,603)      ($2,314,500)
Cumulative
Translation
Adjustment                       $76,365          $144,155
Total Stockholders'
Equity                          ($10,189)         ($32,296)

Total Liabilities
and Stockholders'
Equity                          $896,712        $2,364,966






PL Brands, Inc.
Consolidated Statements of Earnings

               For the three    For the three    For the nine     For the nine
               months ending    months ending    months ending    months ending
               Jan. 31, 1998    Jan. 31, 1997    Jan. 31, 1998    Jan. 31, 1997

Sales               $133,760          $0            $133,760            $0

Cost of Sales        $90,690          $0             $90,690            $0

Gross Profit         $43,070          $0             $43,070            $0

Operating Expenses  $118,135      $50,185           $156,502      $149,947
Income (Loss)
from operations     ($75,065)    ($50,185)         ($113,432)    ($149,947)

Other Income
(Expenses)          ($54,777)     ($3,188)          ($67,984)      $22,379
Amortization        ($10,611)     ($2,053)          ($10,611)      ($6,140)
Income (Loss) before
income taxes       ($140,453)    ($55,426)         ($192,027)    ($133,708)

Income tax expense   $  -      $  -                 $     -        $    -
Loss from continuing
operations         $(140,453)    $(55,426)       $  (192,027)    $(133,708)

Discontinued Operations
  Income from operations of Alma Pack
  Bottling
  Corporation        $71,581     $(30,513)       $    71,581     $   7,359

Gain on disposal of Alma Pack
  Bottling
  Corporation        $30,550       $  -           $   30,550           0
NET EARNINGS (LOSS) $(38,322)    $(85,939)        $  (89,896)    $(126,349)



PL Brands, Inc.
Consolidated Statements of Cash Flows

               For the three    For the three    For the nine     For the nine
               months ending    months ending    months ending    months ending
               Jan. 31, 1998    Jan. 31, 1997    Jan. 31, 1998    Jan. 31, 1997

Operating Activities:
Loss from continuing
operations        ($140,453)       ($55,426)       ($192,027)      ($133,708)
Items not requiring
 the use of cash
   Amortization     $41,573          $2,005          $41,573          $6,051
   Foreign Currency
   Translation         $0               $0              $0                $0
   Goodwill
Change in assets and
   liabilities affecting
   cash flows:
   Accounts
   Receivable       $80,909        ($44,682)         $80,909        ($61,722)
   Inventory         $2,846              $0           $2,846             $0
   Prepaid Expenses ($3,636)        ($2,232)         ($3,636)        ($2,013)
   Deposits             $0               $0             $0               $0
   Accounts Receivable
   -Other         ($137,540)             $0        ($137,540)            $0
   Accounts Payable $82,248        ($28,102)        $137,143         ($9,361)
   Note payable         $0               $0             $0               $0
Net Cash Provided
By Operating
Activities         ($74,053)      ($128,437)        ($70,732)      ($200,753)

Investing Activities:
Acquisition of
Gandalf Graphics  ($790,098)             $0        ($790,098)            $0
Acquisition of
capital assets     ($55,010)             $0         ($55,010)            $0
Disposition of
capital assets           $0              $0              $0              $0
Net Cash Provided
By Investing
Activities        ($845,108)             $0        ($845,108)            $0

Financing Activities:
Long term debt     ($38,538)             $0         ($38,538)            $0
Bank Loan           ($3,321)             $0          ($3,321)            $0
Capital Lease
Obligations        ($17,382)             $0         ($17,382)            $0
Shareholder Loan   $274,669              $0         $264,951       $140,000
Deferred Tax          ($892)             $0            ($892)            $0
Received for Deb's
& Stock                  $0              $0               $0       $109,650
Related Party       $22,125              $0          $22,125             $0
Net Cash Provided By
Financing
Activities         $236,661              $0        $226,943        $249,650

Discontinued
operations          $20,794         ($7,610)        $13,521         ($7,688)

Proceeds from sale of
Alma Pack
Bottling Corp      $142,496                        $142,496

EFFECT OF EXCHANGE
RATE CHANGES
ON CASH             $55,018          $10,788        $67,791        ($42,734)



INCREASE (DECREASE)
IN CASH           ($464,192)       ($125,259)     ($465,089)       ($1,525)

CASH BALANCE-
BEGINNING              $241         $131,231         $1,138         $7,497

CASH BALANCE-
ENDING            ($463,951)          $5,972      ($463,951)        $5,972




PL BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at January 31, 1998, the results of operations of the three months and nine months ended January 31, 1997 and 1998, and the cash flows for the three months and nine months ended January 31, 1997 and 1998. The results of operations for the three months and nine months ended January 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ended April 30, 1998. Reference is made to the Company's Form 10-KSB for the year ended April 30, 1997.

      The Company's principal business was in development, production and marketing of private label prepared foods. Prior to January 1, 1994 the Company's activities were primarily limited to research and development of its business plan and recruitment of personnel. Full-time operations began in March 1994. On August 19, 1994 the Company purchased 100% of the outstanding shares of Alma Pack Bottling Corporation. Alma Pack's bottling business had comprised the Company's principal operation since August 1994.

     Until January 1998, the Company's traditional line of business had been bottling water through its subsidiary Alma Pack Bottling Corporation. The subsidiary was never able to attain profitability and there continued to be a stockholders deficit. In 1998 the Company revised its strategy, it sold all of the shares of Alma Pack Bottling Corporation and purchased all of the shares of Gandalf Graphics Limited. Gandalf Graphics Limited provides digital pre-press services and digital print services. Management believes that Gandalf Graphics Limited will contribute toward attaining profitability and positive cash flows.



Item 2.   Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

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

     From January 1998 through the end of the fiscal 1999, the business of Gandalf comprised the Company's principal operation. See, however, "Recent Developments" under Part I, Item 1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1999.

     Unless otherwise noted all information herein is given in U.S.
dollars.

Results of Operations

     Sales for the month of January 1998 were $133,760; no sales are shown as comparatives as operations for the former subsidiary were discontinued. All amounts on the Consolidated Statements of Earnings were for the month of January 1998 only. Discontinued operations are shown as a separate line item.

Liquidity and Capital Resources

     As of January 31, 1998, the Company's working capital deficit was $89,034 and its shareholder deficit was $32,296.

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





            PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

             None.

Item 2.      Changes in Securities.

             None.

Item 3.      Defaults Upon Senior Securities.

             None.

Item 4.      Submission of Matters to a Vote of Security-Holders.

             None.

Item 5.      Other Information.

             None.

Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits.

             There are no exhibits applicable to this Form 10-QSB.

             (b)  Reports on Form 8-K.

             Listed below are reports on Form 8-K filed during the fiscal quarter ended January 31, 1998.

             None.








                         SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PL BRANDS, INC.
                                 (Registrant)


Dated: July 10, 2000             By: /s/Robert Brown
                                 Robert Brown,
                                 Vice President - Finance, Secretary,
                                 Treasurer (Principal Accounting and
                                 Financial Officer)