Form 10QSB
period 1998-07-31
PL BRANDS INC
filed 2000-07-11
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                    FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended JULY 31, 1998

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




PART I - FINANCIAL INFORMATION

PL BRANDS, INC. AND SUBSIDIARIES


Index to Financial Information
Period Ended July 31, 1998
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





PL Brands, Inc.
Consolidated Balance Sheets
                         As At                As At
                         April 30, 1998       July 31, 1998
Assets
Current Assets
Cash                          $217                 $8,453
Accounts Receivable     $1,113,778               $774,661
Note Receivable            $69,881                     $0
Inventory                  $70,592                $66,850
Prepaid Expenses           $31,864                $18,788
Total Current Assets    $1,286,332               $868,752


Capital Assets            $960,842             $1,076,409

Goodwill                  $128,199               $119,334

Total Assets            $2,375,373             $2,064,495


Liabilities and Stockholders' Equity
Current Liabilities
Bank Indebtedness         $480,848               $314,085
Accounts Payable
and Accrued               $454,889               $465,798
Current Portion of Capital
Lease Obligations         $151,619               $116,326
Current Portion of
Bank Loan                  $27,958                $19,857
Total Current
Liabilities             $1,115,314               $916,066

Long Term Liabilities
Bank Loan                  $20,941                $19,831
Capital Lease Obligations $171,739               $162,635
Advance from related
party                     $146,751                     $0
Long Term Debt            $791,055               $774,034
Deferred income taxes      $62,194                $58,897
Total Long Term
Liabilities             $1,192,680             $1,015,397

Stockholders' Equity
Common Stock: $.001 par value,
20,000,000 authorized;      $9,143                 $9,143
Additional Paid-In
Capital                 $2,128,906             $2,128,906
Stockholders' Equity
(Deficit)              ($2,128,090)           ($2,146,427)
Cumulative Translation
Adjustment                 $57,420               $141,410
Total Stockholders' Equity $67,379               $133,032

Total Liabilities and
Stockholders' Equity    $2,375,373             $2,064,495



PL Brands, Inc.
Consolidated Statements of Earnings
                       For the three         For the three
                       months ending         months ending
                       July 31, 1998         July 31, 1997

Sales                      $752,345                 $0

Cost of Sales              $469,892                 $0

Gross Profit               $282,453                 $0

Operating Expenses         $242,544             $7,556
Income (Loss) from
operations                  $39,909            ($7,556)

Other Income (Expenses)    ($24,133)            $1,359
Amortization                $34,113                 $0
Income (Loss) before
income taxes               ($18,337)           ($6,197)

Income tax expense         $     -            $      -
Loss from continuing
operations                 $(18,337)          $ (6,197)

Discontinued Operations
  Income from operations of Alma Pack
  Bottling Corporation     $     -            $ 54,486

Gain on disposal of Alma Pack
  Bottling Corporation     $     -                   0
NET EARNINGS (LOSS)        $(18,337)          $ 48,289



PL Brands, Inc.
Consolidated Statements of Cash Flows
                           For the three        For the three
                           months ending   months ending
                           July 31, 1998   July 31, 1997

Operating Activities:
Loss from continuing
operations                    ($18,337)      ($6,197)
Items not requiring the
use of cash
   Amortization                $10,846            $0
   Foreign Currency
   Translation                      $0            $0
   Goodwill
Change in assets and liabilities
affecting cash flows:
   Accounts Receivable        $339,117            $0
   Inventory                    $3,742            $0
   Prepaid Expenses            $13,076            $0
   Deposits                         $0            $0
   Accounts Receivable-Other   $69,881            $0
   Accounts Payable            $10,909       $25,044
   Note payable                     $0            $0
Net Cash Provided By
Operating Activities          $429,234       $18,847

Investing Activities:
Acquisition of Gandalf Graphics     $0            $0
Acquisition of capital
assets                       ($117,549)           $0
Disposition of capital assets       $0            $0
Net Cash Provided By
Investing Activities         ($117,549)           $0

Financing Activities:
Long term debt                      $0            $0
Bank Loan                      ($9,210)           $0
Capital Lease Obligations     ($44,396)           $0
Shareholder Loan              ($17,021)           $0
Deferred Tax                   ($3,297)           $0
Received for Deb's & Stock          $0            $0
Related Party                ($146,751)           $0
Net Cash Provided By
Financing Activities         ($220,675)           $0

Discontinued operations             $0      ($17,927)

Proceeds from sale of Alma Pack Bottling Corp

EFFECT OF EXCHANGE RATE
CHANGES ON CASH                $83,989       ($1,856)



INCREASE (DECREASE) IN CASH   $174,999         ($936)

CASH BALANCE-BEGINNING       ($480,631)       $1,138

CASH BALANCE-ENDING          ($305,632)         $202





PL BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at July 31, 1998, the results of operations of the three months ended July 31, 1997 and 1998, and the cash flows for the three months ended July 31, 1997 and 1998. The results of operations for the three months ended July 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ended April 30, 1999. Reference is made to the Company's Form 10-KSB for the year ended April 30, 1998.

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

Results of Operations

     Sales for the quarter ended July 31, 1998 were $752,345, no sales are shown as comparatives as operations for the former subsidiary were discontinued. The loss from continuing operations was $18,337.

Liquidity and Capital Resources

     As of July 31, 1998, the Company's working capital deficit was $47,314 and its shareholder equity was $133,032.

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

             (b)  Reports on Form 8-K.

             Listed below are reports on Form 8-K filed during the fiscal quarter ended July 31, 1998.

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