Form 10QSB
period 1998-10-31
PL BRANDS INC
filed 2000-07-11
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                    FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended OCTOBER  31, 1998

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


PART I - FINANCIAL INFORMATION

PL BRANDS, INC. AND SUBSIDIARIES


Index to Financial Information
Period Ended October 31, 1998
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






PL Brands, Inc.
Consolidated Balance Sheets
                       As At                  As At
                       April 30, 1998         Oct 31, 1998
Assets
Current Assets
Cash                         $217                 $672
Accounts Receivable    $1,113,778             $625,163
Note Receivable           $69,881                   $0
Inventory                 $70,592             $144,436
Prepaid Expenses          $31,864              $25,922
Total Current Assets   $1,286,332             $796,193


Capital Assets           $960,842             $939,225

Goodwill                 $128,199             $114,877

Total Assets           $2,375,373           $1,850,295


Liabilities and
  Stockholders' Equity
Current Liabilities
Bank Indebtedness        $480,848             $217,872
Accounts Payable
  and Accrued            $454,889             $398,120
Current Portion
  of Capital Lease
  Obligations            $151,619              $86,481
Current Portion
  of Bank Loan            $27,958                   $0
Total Current
  Liabilities          $1,115,314             $702,473

Long Term Liabilities
Bank Loan                 $20,941                   $0
Capital Lease
  Obligations            $171,739             $159,324
Advance from
  related party          $146,751                   $0
Long Term Debt           $791,055             $757,209
Deferred income taxes     $62,194              $57,699
Total Long
  Term Liabilities     $1,192,680             $974,232

Stockholders' Equity
Common Stock: $.001 par value,
20,000,000 authorized;     $9,143               $9,143
Additional
   Paid-In Capital     $2,128,906           $2,128,906
Stockholders'
   Equity (Deficit)   ($2,128,090)         ($2,135,104)
Cumulative Translation
   Adjustment             $57,420             $170,645
Total Stockholders'
   Equity                 $67,379             $173,590

Total Liabilities
   and Stockholders'
   Equity              $2,375,373           $1,850,295



PL Brands, Inc.
Consolidated Statements of Earnings
               For the three  For the three   For the six     For the six
               months ending  months ending   months ending   months ending
               Oct 31, 1998   Oct 31, 1997    Oct 31, 1998    Oct 31, 1997

Sales                 $688,920       $0       $1,441,265        $0

Cost of Sales         $317,511       $0         $787,403        $0

Gross Profit          $371,409       $0         $653,862        $0

Operating Expenses     $254,366   $55,652       $496,910     $64,782
Income (Loss)
from operations        $117,043  ($55,652)      $156,952    ($64,782)

Other Income
(Expenses)             ($75,910)  $11,848      ($100,043)    $13,207
Amortization            $29,811        $0        $63,924          $0
Income (Loss)
before
income taxes            $11,322  ($43,804)       ($7,015)   ($51,575)

Income tax
expense                  $ -        $ -            $ -          $ -
Loss from
continuing
operations             $ 11,322  $(43,804)     $ (7,015)   $ (51,575)

Discontinued
Operations
  Income from
  operations
  of Alma Pack
  Bottling
  Corporation            $ -      $(3,699)          $ -      $ 50,787

Gain on
   disposal
   of Alma Pack
   Bottling
   Corporation           $ -        $ -               0          0
NET EARNINGS
(LOSS)                 $ 11,322  $(47,503)     $ (7,015)       $ (788)



PL Brands, Inc.
Consolidated Statements of Cash Flows

                  For the three  For the three For the six     For the six
                  months ending  months ending months ending  months ending
                  Oct 31, 1998   Oct 31, 1997  Oct 31, 1998    Oct 31, 1997


Operating Activities:
Loss from
continuing operations    $11,322   ($43,804) ($7,015)  ($51,575)
Items not requiring
 the use of cash
  Amortization           $17,567       $0    $19,548         $0
  Foreign
   Currency Translation       $0       $0         $0         $0
  Goodwill                $4,457       $0    $13,321         $0
Change in assets
and liabilities
affecting cash flows:
   Accounts Receivable  $149,498       $0   $488,615         $0
   Inventory            ($77,586)      $0   ($73,844)        $0
   Prepaid Expenses      ($7,134)      $0     $5,942         $0
   Deposits                   $0       $0         $0         $0
   Accounts Receivable
   -Other                     $0       $0    $69,881         $0
   Accounts Payable     ($67,678)   $29,983 ($56,769)   $55,026
   Note payable               $0       $0         $0         $0
Net Cash Provided
By Operating
 Activities              $30,446  ($13,821) $459,679     $3,451

Investing Activities:
Acquisition of
Gandalf Graphics              $0       $0         $0         $0
Acquisition of
capital assets                $0       $0         $0         $0
Disposition of
capital assets          $119,618       $0     $2,070         $0
Net Cash Provided
By Investing Activities $119,618       $0     $2,070         $0

Financing Activities:
Long term debt          ($16,825)      $0    ($33,846)       $0
Bank Loan               ($39,688)      $0    ($48,899)       $0
Capital Lease
   Obligations          ($33,156)      $0    ($77,553)       $0
Shareholder Loan              $0       $0          $0        $0
Deferred Tax             ($1,198)      $0     ($4,495)       $0
Received for Deb's & Stock    $0       $0          $0        $0
Related Party                 $0       $0   ($146,751)       $0
Net Cash Provided
By Financing Activities ($90,867)      $0   ($311,544)       $0

Discontinued operations       $0    ($769)         $0   ($17,121)

Proceeds from sale of Alma Pack Bottling Corp

EFFECT OF EXCHANGE
RATE CHANGES ON CASH     $29,235    $14,629 $113,226     $12,773


INCREASE (DECREASE)
    IN CASH              $88,432       $39  $263,431      ($897)

CASH BALANCE-BEGINNING ($305,632)     $202 ($480,631)     $1,138

CASH BALANCE-ENDING    ($217,200)     $241 ($217,200)       $241




PL BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1   UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at October 31, 1998, the results of operations of the three and six months ended October 31, 1997 and 1998, and the cash flows for the three and six months ended October 31, 1997 and 1998. The results of operations for the three and six months ended October 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ended April 30, 1999. Reference is made to the Company's Form 10-KSB for the year ended April 30, 1998.

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

Results of Operations

     Sales for the quarter ended October 31, 1998 were $688,920, sales for the six months ended were $1,441,265, no sales are shown as comparatives as operations of the former subsidiary were discontinued. Income from continuing operations for the quarter ended October 31, 1998 were $11,322, however, losses for the six months ended October 31, 1998 were $7,015.

Liquidity and Capital Resources

     As of October 31, 1998, the Company's positive working capital was $93,720 and its shareholder equity was $173,590.

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

             (b)  Reports on Form 8-K.

             Listed below are reports on Form 8-K filed during the fiscal quarter ended October 31, 1998.

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