Form 10QSB
period 1999-01-31
PL BRANDS INC
filed 2000-07-11
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                    FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended JANUARY 31, 1999

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


PART I - FINANCIAL INFORMATION

PL BRANDS, INC. AND SUBSIDIARIES


Index to Financial Information
Period Ended January 31, 1999
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

                      As At                  As At
                      April 30, 1998      Jan 31, 1999
Assets
Current Assets
Cash                        $217               $543
Accounts Receivable   $1,113,778           $293,974
Note Receivable          $69,881                 $0
Inventory                $70,592            $66,132
Prepaid Expenses         $31,864            $22,233
Total Current Assets  $1,286,332           $382,882


Capital Assets          $960,842         $1,316,615

Goodwill                $128,199           $113,958

Total Assets          $2,375,373         $1,813,455


Liabilities and Stockholders' Equity
Current Liabilities
Bank Indebtedness       $480,848            $80,293
Accounts Payable
and Accrued             $454,889           $459,506
Current Portion of
Capital Lease
Obligations             $151,619             $4,575
Current Portion
of Bank Loan             $27,958                 $0
Total Current
Liabilities           $1,115,314           $544,374

Long Term Liabilities
Bank Loan                $20,941           $341,026
Capital Lease
Obligations             $171,739            $66,803
Advance from
related party           $146,751                 $0
Long Term Debt          $791,055           $741,080
Deferred income taxes    $62,194            $58,265
Total Long
Term Liabilities      $1,192,680         $1,207,174

Stockholders' Equity
Common Stock: $.001 par value,
20,000,000 authorized;    $9,143             $9,143
Additional Paid-In
Capital               $2,128,906         $2,128,906
Stockholders' Equity
(Deficit)            ($2,128,090)       ($2,233,032)
Cumulative Translation
Adjustment               $57,420           $156,890
Total Stockholders'
Equity                   $67,379            $61,907

Total Liabilities and
Stockholders' Equity  $2,375,373         $1,813,455



PL Brands, Inc.
Consolidated Statements of Earnings
                 For the three      For the three For the nine   For the nine
                 months ending      months ending months ending  months ending
                 Jan 31, 1999       Jan 31, 1998  Jan 31, 1999   Jan 31, 1998

Sales                  $523,444         $133,760  $1,964,709     $133,760

Cost of Sales          $373,186          $90,690  $1,160,589      $90,690

Gross Profit           $150,258          $43,070    $804,120      $43,070

Operating Expenses     $215,810         $118,135    $712,720     $156,502
Income (Loss) from
operations             ($65,552)        ($75,065)    $91,400    ($113,432)

Other Income
(Expenses)              ($3,854)        ($54,777)  ($103,897)    ($67,984)
Amortization            $28,521          $10,611     $92,445      $10,611
Income (Loss) before
income taxes           ($97,927)       ($140,453)  ($104,942)   ($192,027)

Income tax expense     $ -                $ -        $ -            $ -
Loss from continuing
operations            $ (97,927)      $ (140,453) $ (104,942)  $ (192,027)

Discontinued Operations
  Income from operations
  of Alma Pack
  Bottling
  Corporation           $ -             $ 71,581     $ -         $ 71,581

Gain on disposal
  of Alma Pack
  Bottling
  Corporation           $ -             $ 30,550        0           30550
NET EARNINGS
(LOSS)                $ (97,927)       $ (38,322) $ (104,942)   $ (89,896)



PL Brands, Inc.
Consolidated Statements of Cash Flows

             For the three      For the three  For the nine   For the nine
             months ending months ending  months ending  months ending
             Jan 31, 1999  Jan 31, 1998   Jan 31, 1999   Jan 31, 1998


Operating Activities:
Loss from continuing
operations              ($97,927)     ($140,453)     ($104,942)     ($192,027)
Items not requiring
the use of cash
   Amortization          $33,046        $41,573        $52,596           $0
   Foreign Currency
   Translation             $0             $0             $0           $41,573
   Goodwill                 $919          $0           $14,240           $0
Change in assets and
liabilities affecting cash flows:
   Accounts
   Receivable           $331,189        $80,909       $819,804        $80,909
   Inventory             $78,304         $2,846         $4,460         $2,846
   Prepaid Expenses       $3,689        ($3,636)        $9,631        ($3,636)
   Deposits                $0             $0             $0               $0
   Accounts Receivable
   -Other                  $0         ($137,540)       $69,881      ($137,540)
   Accounts Payable      $61,386        $82,248         $4,617       $137,143
   Note payable            $0             $0             $0               $0
Net Cash Provided By
Operating Activities    $410,606       ($74,053)      $870,287       ($70,732)

Investing Activities:
Acquisition of
Gandalf Graphics           $0         ($790,098)         $0         ($790,098)
Acquisition of
capital assets         ($410,438)      ($55,010)     ($408,368)      ($55,010)
Disposition of
capital assets             $0              $0            $0               $0
Net Cash Provided By
Investing Activities   ($410,438)     ($845,108)     ($408,368)     ($845,108)

Financing Activities:
Long term debt          ($16,129)      ($38,538)      ($49,975)      ($38,538)
Bank Loan               $341,026        ($3,321)      $292,127        ($3,321)
Capital Lease
Obligations            ($174,427)      ($17,382)     ($251,980)      ($17,382)
Shareholder Loan            $0         $274,669          $0          $264,951
Deferred Tax                $566          ($892)       ($3,929)         ($892)
Received for Deb's
& Stock                     $0             $0            $0               $0
Related Party               $0          $22,125      ($146,751)       $22,125
Net Cash Provided
By Financing
Activities            $151,036         $236,661      ($160,508)      $226,943

Discontinued
operations                  $0          $20,794          $0           $13,521

Proceeds from sale
of Alma Pack
Bottling Corp                          $142,496                      $142,496

EFFECT OF EXCHANGE
RATE CHANGES
ON CASH               ($13,754)         $55,018        $99,470        $67,791



INCREASE (DECREASE)
IN CASH               $137,450        ($464,192)      $400,881      ($465,089)

CASH BALANCE-
BEGINNING            ($217,200)            $241      ($480,631)        $1,138

CASH BALANCE-
ENDING                ($79,750)       ($463,951)      ($79,750)     ($463,951)






PL BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1   UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at January 31, 1999, the results of operations of the three and nine months ended January 31, 1998 and 1999, and the cash flows for the three and nine months ended January 31, 1998 and 1999. The results of operations for the three and nine months ended January 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ended April 30, 1999. Reference is made to the Company's Form 10-KSB for the year ended April 30, 1998.

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

Results of Operations

     Sales for the quarter ended January 31, 1999 were $523,444, sales for the nine months ended January 31, 1999 were $1,964,709. Losses from operations for the quarter ended January 31, 1999 were $97,927, losses for the nine months ended January 31, 1999 were $104,942.

Liquidity and Capital Resources

     As of January 31, 1999, the Company's working capital deficit was $161,492 and its shareholder equity was $61,907.

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

             (b)  Reports on Form 8-K.

             Listed below are reports on Form 8-K filed during the fiscal quarter ended January 31, 1999.

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