Form 10QSB
period 1999-07-31
PL BRANDS INC
filed 2000-07-14
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                    FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended JULY 31, 1999

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




PART I - FINANCIAL INFORMATION

PL BRANDS, INC. AND SUBSIDIARIES


Index to Financial Information
Period Ended July 31, 1999
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



PL Brands, Inc.
Consolidated Balance Sheets
                               As At             As At
                               April 30, 1999    July 31, 1999
Assets
Current Assets
Cash                                 $415          $2,511
Accounts Receivable              $533,895              $0
Other Receivable                       $0        $103,834
Inventory                        $282,325              $0
Prepaid Expenses                  $40,932              $0
Total Current Assets             $857,567        $106,345
Capital Assets                 $1,579,362              $0

Goodwill                         $117,332              $0

Total Assets                   $2,554,261        $106,345


Liabilities and Stockholders' Equity
Current Liabilities
Bank Indebtedness                $273,977              $0
Accounts Payable and Accrued     $855,394         $95,658
Current Portion
of Long Term Debt              $1,101,626              $0
Current Portion of Capital
Lease Obligations                 $20,772              $0
Total Current Liabilities      $2,251,769         $95,658

Long Term Liabilities
Bank Loan                              $0              $0
Capital Lease Obligations         $49,126              $0
Advance from related party             $0              $0
Long Term Debt                         $0              $0
Deferred income taxes            $122,512              $0
Total Long Term Liabilities      $171,638              $0

Stockholders' Equity
Common Stock: $.001 par value,
20,000,000 authorized;             $9,143          $9,143
Additional Paid-In Capital     $2,128,906      $2,128,906
Stockholders' Equity
(Deficit)                     ($2,113,108)    ($2,168,239)
Accumulated Other
Comprehensive Income             $105,913         $40,877
Total Stockholders' Equity       $130,854         $10,687

Total Liabilities and
Stockholders' Equity           $2,554,261        $106,345



PL Brands, Inc.
Consolidated Statements of Earnings
                         For the three     For the three
                         months ending     months ending
                         July 31, 1999     July 31, 1998

Sales                           $0           $0

Cost of Sales                   $0           $0

Gross Profit                    $0           $0

Operating Expenses         $54,939      $26,188
Income (Loss) from
operations                ($54,939)    ($26,188)

Other Income (Expenses)         $0     ($89,465)
Amortization                    $0           $0
Income (Loss)
before income taxes       ($54,939)   ($115,653)

Income tax expense          $    -     $      -
Loss from
continuing operations    $ (54,939)  $ (115,653)

Discontinued Operations
  Income from operations of Gandalf Graphics
  Limited                   $    -     $ 97,316

NET EARNINGS (LOSS)      $ (54,939)   $ (18,337)



PL Brands, Inc.
Consolidated Statements of Cash Flows
        For the three            For the three
        months ending            months ending
       July 31, 1999       July 31, 1998

Operating Activities:
Loss from continuing operations            ($54,939)      ($26,188)
Items not requiring the use of cash
   Amortization                                  $0             $0
   Foreign Currency Translation                  $0             $0
   Goodwill
Change in assets and liabilities affecting cash flows:
   Accounts Receivable                           $0             $0
   Inventory                                     $0             $0
   Prepaid Expenses                              $0             $0
   Deposits                                      $0             $0
   Accounts Receivable-Other                $26,571       ($73,215)
   Accounts Payable                         ($2,164)      ($35,123)
   Note payable                                  $0             $0
Net Cash Provided By Operating Activities  ($30,532)     ($134,526)

Investing Activities:
Acquisition of Gandalf Graphics                  $0             $0
Acquisition of capital assets                    $0             $0
Disposition of capital assets                    $0             $0
Net Cash Provided By Investing Activities        $0             $0

Financing Activities:
Long term debt                                   $0             $0
Bank Loan                                        $0             $0
Capital Lease Obligations                        $0             $0
Shareholder Loan                                 $0             $0
Deferred Tax                                     $0             $0
Received for Deb's & Stock                       $0             $0
Related Party                                    $0             $0
Net Cash Provided By Financing Activities        $0             $0

Discontinued operations                          $0             $0



EFFECT OF EXCHANGE RATE CHANGES ON CASH     $32,628       $142,762



INCREASE (DECREASE) IN CASH                  $2,096         $8,236

CASH BALANCE-BEGINNING                         $415           $217

CASH BALANCE-ENDING                          $2,511         $8,453








PL BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at July 31, 1999, the results of operations of the three months ended July 31, 1998 and 1999, and the cash flows for the three months ended July 31, 1998 and 1999. The results of operations for the three months ended July 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ended April 30, 2000. Reference is made to the Company's Form 10-KSB for the year ended April 30, 1999.

     Until January 1998, the Company's traditional line of business had been bottling water through its subsidiary Alma Pack Bottling Corporation. The subsidiary was never able to attain profitability and there continued to be a stockholders deficit. In 1998 the Company revised its strategy and sold all of the shares of Alma Pack Bottling Corporation and acquired all of the issued and outstanding shares (the "Gandalf Shares") of Gandalf Graphics Limited ("Gandalf") from Marcella Downey ("Downey") for $400,000 which was paid by issuing a promissory note to Downey for $400,000 (the "Note") with the principal due and payable on January 1, 2000. Gandalf provides digital pre-press services and digital print services. Pursuant to an agreement made as of May 1, 1999 wherein the Company acknowledged that it has not and shall not repay the principal amount of the Note and any accrued and unpaid interest to Downey on January 1, 2000, the parties decided to resolve any controversy that would result from the inability of the Company to pay, and agreed that Downey return the Note to the Company in exchange for the return of the Gandalf Shares.




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

     In 1998 the Company revised its strategy and sold all of the shares of Alma Pack and acquired all of the issued and outstanding shares (the "Gandalf Shares") of Gandalf Graphics Limited ("Gandalf") from Marcella Downey ("Downey") for $400,000 which was paid by issuing a promissory note to Downey for $400,000 (the "Note") with the principal due and payable on January 1, 2000. Gandalf Graphics provides digital pre-press services and digital print services. Pursuant to an agreement made as of May 1, 1999 wherein the Company acknowledged that it has not and shall not repay the principal amount of the Note and any accrued and unpaid interest to Downey on January 1, 2000, the parties decided to resolve any controversy that would result from the inability of the Company to pay, and agreed that Downey return the Note to the Company in exchange for the return of the Gandalf Shares. The effect of these transactions are appropriately reflected in the accompanying financial statements.

     From January 1998 through the end of the fiscal 1999, the business of Gandalf comprised the Company's principal operation. For the three
months ended July 31, 1999, the Company had no business operations.   In
May 2000, however, the Company entered into an agreement to acquire all of the assets of Oth.net, Inc., a Florida corporation, in exchange for 4.5 million shares of the Company's Common Stock. Oth.net, Inc. is an internet based search engine for music on the world wide web. Upon completion of the transaction, it is contemplated that there will be a change in management of the Company.

     Unless otherwise noted all information herein is given in U.S.
dollars.

Results of Operations/Plan of Operation

     The Company reported no sales for the three months ended July 31, 1999 and three months ended July 31, 1998. This was due to the return the Note to the Company in exchange for the return of the Gandalf Shares as of May 1, 1999. As a result, the Company had no business operations for the period covered by this report. In May 2000, and as mentioned above, the Company entered into an agreement to acquire all of the assets of Oth.net, Inc., a Florida corporation, in exchange for 4.5 million shares of the Company's Common Stock. Oth.net, Inc. is an internet based search engine for music on the world wide web. Upon completion of the transaction, it is contemplated that there will be a change in management of the Company.

Liquidity and Capital Resources

     On July 31, 1999, the Company had working capital of approximately $10,700 and stockholders' equity of approximately $10,700.

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

     Prior to the year 2000, the Company determined that its critical software (primarily widely-used software packages) and all of its critical business systems were already year 2000 compliant, and as of the date of this report, no significant problems had been encountered. However, the Company continues to monitor the situation.







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

             (b)  Reports on Form 8-K.

             Listed below are reports on Form 8-K filed during the fiscal quarter ended July 31, 1999.

             None.








                         SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PL BRANDS, INC.
                                 (Registrant)


Dated: July 13, 2000             By: /s/Robert Brown
                                 Robert Brown,
                                 Vice President - Finance, Secretary,
                                 Treasurer (Principal Accounting and
                                 Financial Officer)