Form 10QSB
period 1999-10-31
PL BRANDS INC
filed 2000-07-14
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                    FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended OCTOBER  31, 1999

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


PART I - FINANCIAL INFORMATION

PL BRANDS, INC. AND SUBSIDIARIES


Index to Financial Information
Period Ended October 31, 1999
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




PL Brands, Inc.
Consolidated Balance Sheets
                             As At               As At
                             April 30, 1999      Oct 31, 1999
Assets
Current Assets
Cash                              $415           $1,391
Accounts Receivable           $533,895               $0
Other Receivable                    $0               $0
Inventory                     $282,325               $0
Prepaid Expenses               $40,932               $0
Total Current Assets          $857,567           $1,391

Capital Assets              $1,579,362               $0

Goodwill                      $117,332               $0

Total Assets                $2,554,261           $1,391


Liabilities and Stockholders' Equity
Current Liabilities
Bank Indebtedness             $273,977               $0
Accounts Payable and Accrued  $855,394          $68,975
Current Portion of
Capital Lease Obligations   $1,101,626               $0
Current Portion of Bank Loan   $20,772               $0
Total Current Liabilities   $2,251,769          $68,975

Long Term Liabilities
Bank Loan                           $0               $0
Capital Lease Obligations      $49,126               $0
Advance from related party          $0               $0
Long Term Debt                      $0               $0
Deferred income taxes         $122,512               $0
Total Long Term Liabilities   $171,638               $0

Stockholders' Equity
Common Stock: $.001 par value,
20,000,000 authorized;          $9,143           $9,143
Additional Paid-In Capital  $2,128,906       $2,128,906
Stockholders' Equity
(Deficit)                  ($2,113,108)     ($2,256,459)
Cumulative Translation
Adjustment                    $105,913          $50,826
Total Stockholders' Equity    $130,854         ($67,584)

Total Liabilities and
Stockholders' Equity        $2,554,261           $1,391



PL Brands, Inc.
Consolidated Statements of Earnings
                      For the three For the three For the six   For the six
                      months ending months ending months ending months ending
                       Oct 31, 1999  Oct 31, 1998  Oct 31, 1999  Oct 31, 1998

Sales                       $9,211          $0       $9,211            $0

Cost of Sales                   $0          $0           $0            $0

Gross Profit                $9,211          $0       $9,211            $0

Operating Expenses         $50,873     $40,256     $105,811      $155,909
Income (Loss)
from operations           ($41,662)   ($40,256)    ($96,600)    ($155,909)

Other Income (Expenses)         $0          $0           $0            $0
Amortization                    $0          $0           $0            $0
Income (Loss)
before income taxes       ($41,662)   ($40,256)    ($96,600)    ($155,909)

Income tax expense          $   -      $    -        $   -          $  -
Loss from continuing
operations              $  (41,662)  $ (40,256)    $(96,600)    $(155,909)

Discontinued Operations
  Income from operations of Gandalf Graphics
   Limited                  $   -    $  51,578      $    -       $148,894



NET EARNINGS (LOSS)      $ (41,662)    $ 11,322  $  (96,600)     $ (7,015)



PL Brands, Inc.
Consolidated Statements of Cash Flows
                       For the three  For the three For the six   For the six
                       months ending  months ending months ending months ending
                        Oct 31, 1999   Oct 31, 1998  Oct 31, 1999  Oct 31, 1998

Operating Activities:
Loss from continuing
operations                $ (41,662)     $ (40,256)    $(96,600)  $ (155,909)
Items not requiring
the use of cash
   Amortization                  $0             $0           $0           $0
   Foreign Currency Translation  $0             $0           $0           $0
   Goodwill                      $0             $0           $0           $0
Change in assets and
liabilities affecting cash flows:
   Accounts Receivable           $0             $0           $0           $0
   Inventory                     $0             $0           $0           $0
   Prepaid Expenses              $0             $0           $0           $0
   Deposits                      $0             $0           $0           $0
   Accounts Receivable
   -Other                  $103,834         $1,212     $130,405      $74,427
   Accounts Payable        ($26,683)          $123     ($28,848)    ($35,000)
   Note payable                  $0             $0           $0           $0
Net Cash Provided By
Operating Activities        $35,489       ($38,921)      $4,957    ($116,482)

Investing Activities:
Acquisition of Gandalf Graphics  $0             $0           $0           $0
Acquisition of capital assets    $0             $0           $0           $0
Disposition of capital assets    $0             $0           $0           $0
Net Cash Provided
By Investing Activities          $0             $0           $0           $0

Financing Activities:
Long term debt                   $0             $0           $0           $0
Bank Loan                        $0             $0           $0           $0
Capital Lease Obligations        $0             $0           $0           $0
Shareholder Loan                 $0             $0           $0           $0
Deferred Tax                     $0             $0           $0           $0
Received for Deb's & Stock       $0             $0           $0           $0
Related Party                    $0             $0           $0           $0
Net Cash Provided By
Financing Activities             $0             $0           $0           $0

Discontinued operations          $0             $0           $0           $0



EFFECT OF EXCHANGE
RATE CHANGES ON CASH       ($36,609)       $31,140      ($3,981)    $116,937



INCREASE (DECREASE)
IN CASH                     ($1,120)       ($7,781)        $976         $455

CASH BALANCE-BEGINNING       $2,511         $8,453         $415         $217

CASH BALANCE-ENDING          $1,391           $672       $1,391         $672





PL BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1   UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at October 31, 1999, the results of operations of the three and six months ended October 31, 1998 and 1999, and the cash flows for the three and six months ended October 31, 1998 and 1999. The results of operations for the three and six months ended October 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ended April 30, 2000. Reference is made to the Company's Form 10-KSB for the year ended April 30, 1999.

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

     From January 1998 through the end of the fiscal 1999, the business of Gandalf comprised the Company's principal operation. For the six months ended October 31, 1999, the Company had no material business operations.
In May 2000, however, the Company entered into an agreement to acquire all of the assets of Oth.net, Inc., a Florida corporation, in exchange for 4.5 million shares of the Company's Common Stock. Oth.net, Inc. is an internet based search engine for music on the world wide web. Upon completion of the transaction, it is contemplated that there will be a change in management of the Company.

     Unless otherwise noted all information herein is given in U.S.
dollars.

Results of Operations/Plan of Operation

     The Company reported revenues of approximately $9,200 for the six months ended October 31, 1999 as compared to no revenues for the six months ended October 31, 1998. Such lack of revenues is due to the return of the Note to the Company in exchange for the return of the Gandalf Shares as of May 1, 1999. As a result, the Company had no material business operations for the period covered by this report. In May 2000, and as mentioned above, the Company entered into an agreement to acquire all of the assets of Oth.net, Inc., a Florida corporation, in exchange for 4.5 million shares of the Company's Common Stock. Oth.net, Inc. is an internet based search engine for music on the world wide web. Upon completion of the transaction, it is contemplated that there will be a change in management of the Company.

Liquidity and Capital Resources

     On October 31, 1999, the Company had a working capital deficit of approximately $(67,600) and stockholders' deficit of approximately $(67,600).

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

             (b)  Reports on Form 8-K.

             Listed below are reports on Form 8-K filed during the fiscal quarter ended October 31, 1999.

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