Form 10KSB/A
period 1999-04-30
PL BRANDS INC
filed 2000-10-19
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                          FORM 10-KSB/A
                        (Amendment No. 1)

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

State Issuer's revenues for its most recent fiscal year:    $0

The aggregate market value of the Common Stock held by non-affiliates of the Issuer was indeterminable insofar that there has been no available bid price since September 21, 1998 and no available asked price since January 11, 1999. The number of shares outstanding of the Common Stock ($.001 par value) of the Issuer as of the close of business on August 31, 2000 was 16,899,279.

            Documents Incorporated by Reference:  None


                 EXPLANATORY NOTE

     PL Brands, Inc. is filing this Amendment No. 1 on Form 10-KSB/A to its Annual Report of Form 10-KSB for the fiscal year ended April 30, 1999 to reflect the restatement of its 1999 and 1998 financial statements. See
Part II, Item 6 and the Consolidated Financial Statements included elsewhere herein.


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

     In 1998 the Company revised its strategy and sold all of the shares of Alma Pack and acquired all of the issued and outstanding shares (the "Gandalf Shares") of Gandalf Graphics Limited ("Gandalf") from Marcella Downey ("Downey") for Canadian $400,000 which was paid by issuing a promissory note to Downey for Canadian $400,000 (the "Note") with the principal due and payable on January 1, 2000. Gandalf provides digital pre-press services and digital print services. Pursuant to an agreement made as of May 1, 1999 wherein the Company acknowledged that it has not and shall not repay the principal amount of the Note and any accrued and unpaid interest to Downey on January 1, 2000, the parties decided to resolve any controversy that would result from the inability of the Company to pay, and agreed that Downey return the Note to the Company in exchange for the return of the Gandalf Shares. The effect of these transactions are appropriately reflected in the accompanying financial statements.

     From January 1998 through the end of the fiscal year covered by this report, the business of Gandalf comprised the Company's principal operation. See, however, "Recent Developments" below.

     Unless otherwise noted all information herein is given in U.S.
dollars.

Prior Business in the Printing  Industry

     The information described in the following generalized discussion is intended only to provide a background against which the previous business of the Company may be evaluated. As indicated above, from January 1998 through the end of the fiscal 1999, the business of Gandalf comprised the Company's principal operation.

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

     The materials for Gandalf's products are readily available from a wide source of suppliers, and Gandalf is not dependant upon any one supplier or group of suppliers. Gandalf utilizes unique and proprietary software and has over 150 active customers none of whom Gandalf has a dependence on.

Employees

     As of April 30, 1999, Gandalf had 31 employees other than its officers.

Recent Developments

     In May 2000, the Company entered into an agreement to acquire substantially all of the assets of Oth.net, Inc., a Florida corporation, as well as the Oth.net domain name, in exchange for 4,500,000 shares of the Company's Common Stock and $500,000, which funds were paid on June 30,
2000.   Oth.net, Inc. is an internet based search engine for music on the world wide web. Such transaction was completed as of July 21, 2000. As a result, it is contemplated that there will be a change in management of the
Company.   In addition, subsequent to the end of fiscal 2000, the Company sold an aggregate of 1,756,000 restricted shares of Common Stock to nine investors for an aggregate consideration of $2,768,000 and issued an aggregate of 1,500,000 restricted shares of Common Stock to certain persons in connection with employment arrangements and other services and cash in the aggregate amount of $1,500. Such funds will be used for operations and development of the business resulting from the acquisition of substantially all of the assets of Oth.net, Inc.


Item 2.  Description of Property.

     The Company currently maintains its principal executive offices at
260 Bartley Drive, Toronto, Ontario, Canada, M4A 1G5.  Its telephone number
is (416) 750-9656.   Such space is provided by Gandalf on a rent-free
month-to-month basis. As a result of the completion of the transaction to acquire substantially all of the assets of Oth.net, Inc., the Company plans to obtain other office space.


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

                      PART II

Item 5.  Market for Common Equity
       and Related Stockholder Matters.


     (a)  Market Information.

     The Common Stock has traded infrequently and sporadically in the over-the-counter market and has been but is not currently listed on the OTC Bulletin Board. In addition, the Common Stock has been quoted in the "pink sheets" promulgated by the National Quotation Bureau, LLC. Since May 1997, the symbol for the Common Stock has been "PLBI". Prior thereto, the Common Stock was listed under the symbol "PLCB" and before then "PLBC". According to the records of the National Quotation Bureau, LLC, the last available bid price of the Common Stock was $5.00 on September 21, 1998 and the last available asked price was $5.50 on January 11, 1999.

     The following chart sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated. The quotations represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments and may not represent actual transactions.

                                                Period

Fiscal year ended April 30, 1998:           High      Low

May 1, 1997 to July 31, 1997                 $5        $4
Aug. 1, 1997 to Oct. 31, 1997                $5        $5
Nov. 1, 1997 to Jan. 31, 1997                $5        $5
Feb. 1, 1998 to April 30, 1998               $5        $5



Fiscal year ended April 30, 1999:           High      Low

May 1, 1998 to July 31, 1998                 $5        $5
Aug. 1, 1998 to Oct. 31, 1998                $5        $5
Nov. 1, 1998 to Jan. 31, 1999                None      None
Feb. 1, 1999 to April 30, 1999               None      None

     (b)  Holders.

     As of the end of the fiscal year covered by this report, there were approximately 550 record holders of the Company's Common Stock.

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

     In 1998 the Company revised its strategy and sold all of the shares of Alma Pack and acquired all of the issued and outstanding shares (the "Gandalf Shares") of Gandalf Graphics Limited ("Gandalf") from Marcella Downey ("Downey") for Canadian $400,000 which was paid by issuing a promissory note to Downey for Canadian $400,000 (the "Note") with the principal due and payable on January 1, 2000. Gandalf provides digital pre-press services and digital print services. Pursuant to an agreement made as of May 1, 1999 wherein the Company acknowledged that it has not and shall not repay the principal amount of the Note and any accrued and unpaid interest to Downey on January 1, 2000, the parties decided to resolve any controversy that would result from the inability of the Company to pay, and agreed that Downey return the Note to the Company in exchange for the return of the Gandalf Shares. The effect of these transactions are appropriately reflected in the accompanying financial statements.

     As a result of the transactions discussed above with Alma Pack and Gandalf, the net assets (liabilities) of each have been segregated from continuing operations in the consolidated balance sheets included within the accompanying financial statements, and operating results of each are segregated and reported as discontinued operations in the consolidated statements of earnings and consolidated statements of cash flows included within the accompanying financial statements. See Note 3 to the Consolidated Financial Statements included elsewhere herein for further discussion of discontinued operations.

     From January 1998 through the end of the fiscal year covered by this report, the business of Gandalf comprised the Company's principal operation. See, however, "Recent Developments" under Part I, Item 1.

     Unless otherwise noted all information herein is given in U.S.
dollars.

Restatement of Financial Statements

     Subsequent to the issuance of the Company's 1999 financial statements, the Company's management determined that the disposal of Gandalf effective as of May 1, 1999 was indicative of conditions existing at the balance sheet date and, therefore, the April 30, 1999 financial statements should reflect such disposal as a discontinued operation and the April 30, 1998 financial statements should be recast accordingly. As a result, the 1999 and 1998 financial statements have been restated from amounts previously reported.

Results of Operations/Plan of Operation

     The Company reported net sales from continuing operations of $0 for each of the years ended April 30, 1999 and April 30, 1998. Operating expenses from continuing operations were approximately $70,000 in fiscal 1999 compared to approximately $136,000 in fiscal 1998. The Company had a loss from continuing operations of approximately $70,000 during fiscal 1999 compared to a loss from continuing operations of approximately $101,000 during fiscal 1998. During fiscal 1999, the Company reported net earnings of approximately $43,000 compared to net earnings of approximately $97,000 during fiscal 1998. The change is primarily due to income from operations of Gandalf being reported of approximately $191,000 in fiscal 1999 compared to income from operations of Alma Pack and Gandalf of approximately $72,000 and $96,000, respectively, being reported in fiscal 1998, along with a loss on disposal of Gandalf of $78,000 in fiscal 1998 compared to a gain on disposal of Alma Pack of approximately $31,000. The increase in income from operations of Gandalf is primarily attributable the inclusion of operating results of Gandalf for the full 1999 fiscal year as compared to the inclusion of operating results of Gandalf for four months in fiscal 1998 during which period Gandalf was acquired.

     In May 2000, the Company entered into an agreement to acquire substantially all of the assets of Oth.net, Inc., a Florida corporation, as well as the Oth.net domain name, in exchange for 4,500,000 shares of the Company's Common Stock and $500,000, which funds were paid on June 30, 2000. Oth.net, Inc. is an internet based search engine for music on the world wide web. Such transaction was completed as of July 21, 2000. As a result, it is contemplated that there will be a change in management of the
Company.   In addition, subsequent to the end of fiscal 2000, the Company sold an aggregate of 1,756,000 restricted shares of Common Stock to nine investors for an aggregate consideration of $2,768,000 and issued an aggregate of 1,500,000 restricted shares of Common Stock to certain persons in connection with employment arrangements and other services and cash in the aggregate amount of $1,500. Such funds will be used for operations and development of the business resulting from the acquisition of substantially all of the assets of Oth.net, Inc.

Liquidity and Capital Resources

     On April 30, 1999, the Company had a working capital deficit of approximately $1,394,000 and stockholders' equity of approximately $67,000.
 The financial statements included herein have been prepared on a going concern basis that assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future. As at April 30, 1999, the Company is in default on two of the covenants required under its banking agreement. The Company's ability to continue as a going concern is dependent on the continued support of its lenders and its ability to maintain profitability and positive cash flows. Additionally, as discussed above, the Company has disposed of its operations in Gandalf as of April 30, 1999. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See "Results of Operations/Plan of Operation" above for information on the funds received from investors subsequent to the end of fiscal 2000.

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


Item 10.  Executive Compensation.

     No compensation was paid by the Company to any executive officer prior to April 30, 1994. Directors are reimbursed for expenses incurred in connection with the performance of their duties as directors. In fiscal 1999 and 1998, respectively, Andre Corbeil, formerly the Chief Executive Officer of the Company, was paid $50,000 and $50,000, Robert Brown, Chief Financial Officer was paid $33,000 and $33,000, Larry Downey was paid $28,000 and $18,000. In fiscal 1999, there are no other forms of long term or other compensation.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of the end of the fiscal year covered by this report, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock,
(ii) each director individually, (iii) all officers and directors of the Company as a group:

                                 Amount and Nature of    Percent
Name                             Beneficial Ownership    of
                                                         Class

Paramount Securities & Trust SA(1)   1,931,561           21.1%
NZ Capital Markets Ltd.(2)           1,539,200           16.8%
CBFE & SA(3)                           693,761            7.6%
West Side Nominees Ltd.(4)             680,224            7.4%
Larry Downey(5)                             0              -
Robert Brown(5)                             5              *

All Officers and Directors
as a Group (2 persons)                      5              *


     (1)  Its address is Rue De La Servette 67, 1202 Geneva, Switzerland.

     (2)  Its address is 11 Manners Street, Wellington, New Zealand.

     (3)  Its address is PO Box N-4975, Nassau, Bahamas.

     (4)  Its address is Mandara North Ridge, Grand Turk, Turks & Caicos
     Island.

     (5) Indicates a Director of the Company. The address for each is 260 Bartley Drive, Toronto, Ontario, Canada.


Item 12.  Certain Relationships and Related Transactions.

     In 1998, the advances from related parties which were due to directors, were non-interest bearing, unsecured and had no fixed terms of repayment. During 1999, the advances were repaid. During 1999, the Company paid rent of $33,145 (1998 - $17,470; 1997 - nil) to a related company. During the 1999 fiscal year, the Company purchased capital assets in the amount of $390,490 from a company that is 100% owned by one of the Company's directors and chief operating officer. The transactions are measured under normal trade terms and conditions.



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

                              PL BRANDS, INC.
                              (Registrant)


                              By:/s/Robert Brown
                              Robert Brown,
                              Vice President - Finance

                              Dated: October 18, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                Title                           Date




/s/Robert Brown          Vice President - Finance,      10/18/00
Robert Brown             Secretary, Treasurer
                         and Director (Principal
                         Executive Officer and
                         Principal Accounting and
                         Financial Officer)


/s/Larry Downey          Chief Operating Officer        10/18/00
Larry Downey             and Director

Consolidated Financial Statements of


PL BRANDS, INC.


April 30, 1999 and 1998


(Expressed in U.S. Dollars)

INDEPENDENT AUDITORS' REPORT


To the Shareholders of
PL Brands, Inc.


We have audited the accompanying consolidated balance sheets of PL Brands, Inc. and subsidiaries as of April 30, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PL Brands, Inc. and subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company's default on the bank covenants raise doubt about its ability to continue as a going concern. Management's plans are also described in Note 1, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 16, the accompanying financial statements have been restated.

(signed) DELOITTE & TOUCHE LLP

Chartered Accountants

Toronto, Ontario
July 2, 1999 (except as to Note 16 which is as of July 21, 2000)

PL BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================

                                                              1999           1998
                                                         -------------  -------------
                                                         (As restated-  (As restated-
                                                          see Note 16)   see Note 16)
 ASSETS
 CURRENT
    Cash                                                 $       415    $       217
    Accounts receivable                                           --         69,881
    Net assets of discontinued operations (Note 3)                --        198,890
------------------------------------------------------------------------------------
                                                                 415        268,988

 NET ASSETS OF DISCONTINUED
    OPERATIONS (Note 3)                                    1,525,056             --
------------------------------------------------------------------------------------
                                                         $ 1,525,471    $   268,988
====================================================================================

 LIABILITIES

 CURRENT
    Accounts payable                                     $    97,828    $    97,970
    Net liabilities of discontinued operations (Note 3)    1,374,750             --
------------------------------------------------------------------------------------
                                                           1,472,578         97,970

 NET LIABILITIES OF DISCONTINUED
    OPERATIONS (Note 3)                                           --        103,639
------------------------------------------------------------------------------------
                                                           1,472,578        201,609
------------------------------------------------------------------------------------

 STOCKHOLDERS' EQUITY

 CAPITAL STOCK (Note 9)                                        9,143          9,143

 ADDITIONAL PAID-IN CAPITAL                                2,128,906      2,128,906

 ACCUMULATED DEFICIT                                      (2,085,156)    (2,128,090)

 ACCUMULATED OTHER
    COMPREHENSIVE INCOME                                          --         57,420
------------------------------------------------------------------------------------
                                                              52,893         67,379
------------------------------------------------------------------------------------
                                                         $ 1,525,471    $   268,988
====================================================================================

PL BRANDS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================

                                                         1999           1998
                                                     ------------  -------------
                                                    (As restated-  (As restated-
                                                     see Note 16)   see Note 16)

 NET SALES                                           $        --    $        --

 OPERATING EXPENSES                                       70,277        136,382
--------------------------------------------------------------------------------
 LOSS BEFORE UNDERNOTED ITEMS                            (70,277)      (136,382)

 OTHER INCOME                                                 --         35,505
--------------------------------------------------------------------------------
 LOSS FROM CONTINUING OPERATIONS                         (70,277)      (100,877)
--------------------------------------------------------------------------------

 DISCONTINUED OPERATIONS (Note 3)
    Income from operations of
       Alma Pack Bottling Corporation                         --         71,581
       Gandalf Graphics Limited                          191,172         95,259
    Gain (loss) on disposal of
       Alma Pack Bottling Corporation                         --         30,550
       Gandalf Graphics Limited                          (77,961)            --
--------------------------------------------------------------------------------
 INCOME FROM DISCONTINUED OPERATIONS                     113,211        197,390
--------------------------------------------------------------------------------
 NET EARNINGS                                        $    42,934    $    96,513
================================================================================

 LOSS FROM CONTINUING OPERATIONS
    PER BASIC AND DILUTED SHARE                      $     (0.01)   $     (0.01)
================================================================================

 EARNINGS FROM DISCONTINUED
    OPERATIONS PER BASIC AND
    DILUTED SHARE                                    $      0.01    $      0.02
================================================================================

 NET EARNINGS PER BASIC AND DILUTED SHARE            $        --    $      0.01
================================================================================

PL BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================

                                                                               Accumulated
                                     Capital      Additional                      Other
                                      Stock        Paid-in     Accumulated    Comprehensive
                                      Amount       Capital       Deficit      Income (Loss)
Total
                                   -----------   -----------   -----------    -----------
-----------

 BALANCE - APRIL 30, 1997          $     9,143   $ 2,128,906   $(2,224,603)   $    76,365    $(10,189)

 COMPREHENSIVE EARNINGS
    Foreign currency translation
       adjustments                          --            --            --        (18,945)    (18,945)
    Net earnings                            --            --        96,513             --      96,513
-------------------------------------------------------------------------------------------------
--------
 BALANCE - APRIL 30, 1998                9,143     2,128,906    (2,128,090)        57,420      67,379

 COMPREHENSIVE EARNINGS
    Foreign currency translation
       adjustments                          --            --            --         48,493      48,493
    Transfer foreign currency
       translation adjustments to
       discontinued operations              --            --            --       (105,913)    (105,913)
    Net earnings                            --            --        42,934             --       42,934
-------------------------------------------------------------------------------------------------
--------
 BALANCE - APRIL 30, 1999          $     9,143   $ 2,128,906   $(2,085,156)   $        --    $  52,893
=================================================================================================
========

PL BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================

                                                               1999           1998
                                                           ------------   ------------
                                                          (As restated-  (As restated-
                                                           see Note 16)   see Note 16)

 CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES
    Loss from continuing operations                        $   (70,277)  $  (100,877)
    Changes in assets and liabilities affecting cash flows
       Accounts receivable                                      69,881       (69,881)
       Accounts payable                                           (142)      (34,138)
-------------------------------------------------------------------------------------
    Net cash used for operating activities                        (538)     (204,896)

    Net cash flows from discontinued operations                854,269        (7,864)
-------------------------------------------------------------------------------------
                                                               853,731      (212,760)
 INVESTING ACTIVITIES
    Acquisition of Gandalf Graphics Limited                         --      (279,525)
    Net cash flows from discontinued operations               (763,487)      281,998
-------------------------------------------------------------------------------------
                                                              (763,487)        2,473
-------------------------------------------------------------------------------------

 FINANCING ACTIVITIES
    Net cash flows from discontinued operations               (138,539)       85,816
-------------------------------------------------------------------------------------

 CASH USED FOR CONTINUING AND
    DISCONTINUED OPERATIONS                                    (48,295)     (124,471)

 PROCEEDS FROM DISPOSAL OF ALMA PACK                                --       142,496

 EFFECT OF EXCHANGE RATE
    CHANGES ON CASH                                             48,493       (18,945)
-------------------------------------------------------------------------------------

 NET INCREASE (DECREASE) IN CASH                                   198          (920)

 CASH, BEGINNING OF YEAR                                           217         1,137
-------------------------------------------------------------------------------------
 CASH, END OF YEAR                                         $       415   $       217
=====================================================================================

 SUPPLEMENTAL CASH FLOW DISCLOSURE
    Interest paid on continuing operations                 $    37,000   $    16,000
    Income taxes paid on continuing operations             $        --   $        --
    Interest paid on discontinued operations               $        --   $    19,000
    Income taxes paid on discontinued operations           $        --   $        --

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================


1.     BASIS OF PRESENTATION

       The Company has disposed of all of its business operations and the following relate to balances and transactions generally reflected within discontinued operations.

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

       Until January 1998, the Company's traditional line of business had been bottling water through its principal subsidiary Alma Pack Bottling Corporation ("Alma Pack'). Under this strategy the Company was not able to attain profitability and the continued stockholder's deficiency raised doubt about the Company's ability to continue as a going concern. In 1998 the Company revised its strategy and sold all of the shares of Alma Pack and acquired all of the issued and outstanding shares (the "Gandalf Shares") of Gandalf Graphics Limited ("Gandalf") from Marcella Downey ("Downey") for Canadian $400,000 which was paid by issuing a promissory note to Downey for Canadian $400,000 (the "Note") with the principal due and payable on January 1, 2000. Gandalf provides digital pre-press services and digital print services. Pursuant to an agreement made as of May 1, 1999 wherein the Company acknowledged that it has not and shall not repay the principal amount of the Note and any accrued and unpaid interest to Downey on January 1, 2000, the parties decided to resolve any controversy that would result from the inability of the Company to pay, and agreed that Downey return the Note to the Company in exchange for the return of the Gandalf Shares.

       As a result of the transactions discussed above with Alma Pack and Gandalf, the net assets (liabilities) of each have been segregated from continuing operations and reported as discontinued operations. See Note 3 for further discussion of discontinued operations.

       These financial statements have been prepared on a going concern basis that assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future. As at April 30, 1999, the Company is in default on two of the covenants required under its banking agreement. The Company's ability to continue as a going concern is dependent on the continued support of its lenders and its ability to maintain profitability and positive cash flows. Additionally as discussed above, the Company has disposed of its operations in Gandalf as of April 30, 1999. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Income taxes

       Deferred taxes are provided for the income tax effects of temporary differences in reporting transactions for financial reporting and tax reporting purposes. The Company records income taxes under the liability method as required by Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate.

       Inventory

       Inventory is stated at the lower of cost, on a first-in first-out basis, or net realizable value.

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

       Goodwill

       The excess of purchase consideration over market value of net identifiable assets acquired is recorded as goodwill. Goodwill is being amortized on a straight-line basis over fifteen years commencing in the month of acquisition.

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

       Functional currency

       The functional currency of the subsidiaries is the Canadian dollar. All amounts in the balance sheet have been converted to U.S. dollars using the exchange rate as of the end of period and using a weighted average rate of exchange for income statement accounts. A significant portion of the amounts reported on the balance sheet are either realized or settled in Canadian dollars.

       Estimates

       The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements during the reported period. Actual results could differ from those estimates.

       In the first quarter of 1998, the Company adopted SFAS No. 130 Reporting Comprehensive Income, and made certain reclassifications to prior years' consolidated financial statements to conform to the new reporting standard. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. The adoption of SFAS No. 130, resulted in revised and additional disclosures but had no effect on the consolidated financial position, results of operations, or cash flows of the Company.

       In 1998, the Company also adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies the presentations and disclosure of operating segment information. SFAS No. 131 requires that segment information of earlier years be restated to conform to the new standard. The adoption of SFAS No. 131 resulted in revised and additional disclosures but had no effect on the consolidated financial position, results of operations, or cash flows of the Company.

       In June 1998, the Financial Accounting Standards Board issued SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, which as amended is required to be adopted by the Company in the year ending April 30, 2002. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Management has not yet determined the effect SFAS No. 133 will have, if any, on the Company's consolidated financial position, results of operations or cash flows.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================


3.     DISCONTINUED OPERATIONS

       Acquisition

       On January 1, 1998, the Company purchased its interest in Gandalf from an individual whose spouse subsequently became a director and Chief Operating Officer of the Company. The Company issued a note as consideration for the purchase price.

       The acquisition was accounted for under the purchase method of accounting. A summary of the fair values of the assets acquired and liabilities assumed is as follows:

        Assets
           Non-cash current assets                             $     841,614
           Capital assets                                          1,282,626
      ------------------------------------------------------------------------
                                                                   2,124,240
      ------------------------------------------------------------------------

        Liabilities
           Bank indebtedness                                         510,476
           Other current liabilities                                 369,488
           Long term liabilities                                   1,095,810
      ------------------------------------------------------------------------
                                                                   1,975,774
      ------------------------------------------------------------------------

        Net assets                                                   148,466

        Consideration paid
           Promissory note                                           279,622
      ------------------------------------------------------------------------
        Goodwill                                               $     131,156
      ========================================================================

       Disposition

       Effective May 1, 1999, the Company disposed of its interest in Gandalf and returned the Gandalf shares to the spouse of this director in satisfaction of the aforementioned note. The disposal of Gandalf, effective as of May 1, 1999, was indicative of conditions existing at the April 30, 1999 balance sheet date. Accordingly, the financial statements as of and for the period ended April 30, 1999 and the prior period financial statements and related notes thereto present Gandalf as a discontinued operation. The resulting loss on disposition of $77,961 has been recorded within discontinued operations.

       On January 20, 1998, the Company sold all the shares of its wholly owned subsidiary, Alma Pack for $550,000 resulting in a net gain on disposition of $30,550.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================


3.     DISCONTINUED OPERATIONS (CONTINUED)

       Disposition (continued)

       The results of the discontinued operations are summarized as follows:

                                                        1999           1998
                                                   ------------   --------------

        Revenues
           Gandalf                                 $  2,685,163   $  1,219,612
           Alma Pack                                         --      1,688,249
      --------------------------------------------------------------------------
                                                   $  2,685,163   $  2,907,861
      ==========================================================================

        Earnings from discontinued operations
           net of interest and income taxes
              Gandalf                              $    191,172   $     95,259
              Alma Pack                                      --         71,581
      --------------------------------------------------------------------------
        Total                                      $    191,172   $    166,840
      ==========================================================================

       Assets and liabilities of discontinued operations are as follows:

                                                        1999           1998
                                                   ------------   --------------

        Current assets                             $    857,152   $  1,216,234
        Current liabilities                          (2,153,941)    (1,017,344)
        Provision for loss on disposal                  (77,961)            --
      --------------------------------------------------------------------------
        Net current assets (liabilities)           $ (1,374,750)  $    198,890
      ==========================================================================

        Non-current assets                         $  1,696,694   $  1,089,041
        Long-term liabilities                          (171,638)    (1,192,680)
      --------------------------------------------------------------------------
        Net non-current assets (liabilities)       $  1,525,056   $   (103,639)
      ==========================================================================

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================


4.     CAPITAL ASSETS

                                                      1999
                                   -------------------------------------------
                                                   Accumulated      Net Book
                                        Cost       Amortization       Value
                                   ------------    ------------   ------------

       Production equipment        $  1,396,122    $    365,656   $ 1,030,466
       Computer software                 28,012          14,184        13,828
       Compute equipment                594,724         199,349       395,375
       Office equipment                   9,011           2,314         6,697
       Leasehold improvements           163,034          30,038       132,996
      ------------------------------------------------------------------------
                                   $  2,190,903    $    611,541   $ 1,579,362
      ========================================================================

                                                      1998
                                   -------------------------------------------
                                                   Accumulated      Net Book
                                        Cost       Amortization       Value
                                   ------------    ------------   ------------

       Production equipment        $    787,713    $    285,755   $   501,958
       Computer software                 15,910          11,864         4,046
       Compute equipment                535,895         148,932       386,963
       Office equipment                  34,224          30,881         3,343
       Leasehold improvements            83,324          18,792        64,532
      ------------------------------------------------------------------------
                                   $  1,457,066    $    496,224   $   960,842
      ========================================================================

       Included in the computer equipment (1998 - production and computer equipment) are assets under capital lease which have a cost of $105,826 (1998 - $483,000) and accumulated amortization of $33,031 (1998 - $159,000).

5.     BANK INDEBTEDNESS

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

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================


6.     LONG-TERM DEBT

                                                         1999          1998
                                                     -----------    ----------

        Promissory notes payable, with interest
          calculated beginning January 1, 1998,
          at an annual rate equal to prime plus
          1%, compounded monthly, principal due
          on January 1, 2000                         $   776,939    $  791,055

        Demand instalment loan, secured as
          described in Note 5, repayable in
          monthly payments of $5,833 plus
          interest at U.S. Base Rate plus
          1.6% per year                                  324,687            --

        Bank term loan, repayable
          in principal payments of $3,334
          Canadian dollars per month, plus
          interest at prime plus 1.5%                         --        48,899
      --------------------------------------------------------------------------
                                                       1,101,626       839,954
        Less current portion                           1,101,626        27,958
      --------------------------------------------------------------------------
                                                     $        --    $  811,996
      ==========================================================================

       As described in Notes 1 and 5 the Company is in default on two of its banking covenants. The bank has not signed a waiver indicating its intention not to force repayment of the instalment loan. Management does not expect the bank to force repayment of the loan in which case the principal payments over the next five years are expected to be as follows:

                   Year ending April 30, 2000          $     847,780
                                         2001                 70,841
                                         2002                 70,841
                                         2003                 70,841
                                         2004                 41,323
                 -----------------------------------------------------
                                                       $   1,101,626
                 =====================================================

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================


7.     OBLIGATION UNDER CAPITAL LEASE

       As at April 30, 1999, the Company is committed under various capital lease agreements for production equipment. Future minimum lease payments together with the balance of the obligation under capital leases are as follows:

                2000                                $  25,724
                2001                                   25,724
                2002                                   25,724
                2003                                    2,151
              -------------------------------------------------
                                                       79,323
                Less amounts representing interest      9,425
              -------------------------------------------------
                                                       69,898
                Less current portion                   20,772
              -------------------------------------------------
                                                    $  49,126
              =================================================

8.     RELATED PARTY TRANSACTIONS AND BALANCES

       In 1998, the advances from related parties which were due to directors, were non-interest bearing, unsecured and had no fixed terms of repayment. During 1999, the advances were repaid. During the year the Company paid rent of $33,145 (1998 - $17,470) to a company owned by the spouse of a director of the Company. During the year ended April 30, 1999, the Company purchased capital assets in the amount of $390,490 from a company that is 100% owned by one of the Company's directors and chief operating officer. The transactions are measured under normal trade terms and conditions.

9.     CAPITAL STOCK

       Common stock

       The Company is authorized to issue 20,000,000 common shares with a $.001 par value each. At April 30, 1999 and 1998 there were 9,143,279 shares issued and outstanding. When voting, each share equals one vote.

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


10.    INCOME TAXES

       As at April 30, 1999, the Company had a deferred tax asset of $576,000 (1998 - $550,000) resulting from cumulative of approximately $1,440,000 (1998 - $1,377,000). A full valuation allowance has been provided for the deferred tax asset in 1999 and 1998 since the Company's history of losses indicate that the benefit arising from these losses may not be realized.

       As of April 30, 1999 the Company has net operating losses available to apply against future taxable income, that expire in the following years:

                            Canada      United States        Total
                         ------------   -------------    ------------

           2002          $    624,000   $          --    $    624,000
           2003               309,000              --         309,000
           2004               156,000              --         156,000
           2005                43,000              --          43,000
           2011                    --         110,000         110,000
           2012                    --         100,000         100,000
           2018                    --         108,000         108,000
          ------------------------------------------------------------
                         $  1,132,000   $     308,000    $  1,440,000
          ============================================================

       The Company's combined federal and provincial/state tax rates is approximately 40%.

       A reconciliation of the Company's effective tax rate is as follows:

        Statutory rate                                       34.0%
        State taxes (net of federal benefit)                  3.3
        Impact of permanent differences                       2.7
        Impact of valuation allowance                       (40.0)
      --------------------------------------------------------------
        Effective tax rate                                    0.0%
      ==============================================================

11.    SEGMENT INFORMATION

       The Company operated and managed its operations in one reportable segment, the prepress industry and in one geographical area being Canada.

       The Company received 64% of its revenue in 1999 (1998 - 73%) from four customers with one of the four accounting for 34% of revenues (1998 - 34%).

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================


12.    EARNINGS (LOSS) PER SHARE

       Earnings (loss) per share has been calculated using the weighted average number of shares of common stock outstanding during the respective years. Because there are no outstanding stock options, warrants or other items that would have a dilutive effect, basic and diluted earnings (loss) per share amounts are the same in all periods presented.

13.    COMMITMENTS AND RENT EXPENSE

       The Company rents premises under an operating lease that has an initial lease term in excess of one year. Future minimum lease payments are as follows:

               2000                                        $    102,954
               2001                                             102,954
               2002                                              45,759
              ----------------------------------------------------------
                                                           $    251,667
              ==========================================================

       The Company has ten-year term operating lease for the rental of production equipment. The annual lease payments are as follows:

               2000                                        $    104,000
               2001                                        $    111,000
               2002                                        $    118,000
               2003                                        $    126,000
               2004                                        $    132,000
               Thereafter                                  $    145,000

       The Company incurred rent expense during the past two years as follows:

               1999                                        $     98,000
               1998                                        $     80,000

14.    FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

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

15.    YEAR 2000 ISSUE (UNAUDITED)

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

16.    RESTATEMENT

       Subsequent to the issuance of the Company's 1999 financial statements, the Company's management determined that the disposal of Gandalf effective as of May 1, 1999 was indicative of conditions existing at the April 30, 1999 balance sheet date and, therefore, the financial statements for April 30, 1999 should reflect such disposal as a discontinued operation and the April 30, 1998 financial statements should be recast accordingly. As a result, the 1999, and 1998 financial statements have been restated from amounts previously reported. See Note 3 for further discussion of discontinued operations.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
(EXPRESSED IN U.S. DOLLARS)
================================================================================


16.    RESTATEMENT (CONTINUED)

       A summary of the significant effects of the restatement is as follows:

                                                  1999                          1998
                                      ---------------------------   ---------------------------
                                      As previously                 As previously
                                         Reported     As Restated      Reported     As Restated
                                      -------------   -----------   -------------   -----------
       As of:
          Accumulated deficit          $(2,113,108)   $(2,085,156)   $(2,128,090)   $(2,128,090)
          Accumulated other
             comprehensive income          105,913             --         57,420         57,420
       For the year ended:
          Income (loss) from
             continuing operations          14,982        (70,277)        (5,618)      (100,877)
          Income from
             discontinued operations            --        113,211        102,131        197,390
          Net earnings                      14,982         42,934         96,513         96,513
          Basic and diluted loss per
             share from continuing
             operations                         --          (0.01)            --          (0.01)