Form 10QSB/A
period 1999-07-31
PL BRANDS INC
filed 2000-11-06
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                    FORM 10-QSB/A
                  (Amendment No. 1)

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

                 EXPLANATORY NOTE

     PL Brands, Inc. is filing this Amendment No. 1 on Form 10-QSB/A to its Quarterly Report of Form 10-QSB for the quarter ended July 31, 1999 to reflect the restatement of its unaudited interim consolidated condensed financial statements for the three months ended July 31, 1999 and 1998. See the Financial Information and Notes thereto included elsewhere herein.





          PART I - FINANCIAL INFORMATION

         PL BRANDS, INC. AND SUBSIDIARIES


          Index to Financial Information
            Period Ended July 31, 1999
                    (Unaudited)



   Item
                                                      Page Herein

  Item 1 -  Financial Statements:

     Consolidated Condensed Balance Sheets                  3

     Consolidated Condensed Statements of Earnings          4

     Consolidated Condensed Statements of Cash Flows        5

     Notes to Consolidated Condensed Financial Statements   6



   Item 2 -  Management's Discussion and
             Analysis or Plan of Operation                  7

PL BRANDS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
================================================================================

                                                      April 30,       July 31,
                                                        1999            1999
                                                    -----------     -----------
                                                                    (Restated -
                                                                     See Note 2)

ASSETS

CURRENT
Cash                                                $       415     $     2,521
Other receivable                                             --         104,270
-------------------------------------------------------------------------------
                                                            415         106,791

NET ASSETS OF DISCONTINUED OPERATIONS                 1,525,056              --
-------------------------------------------------------------------------------
                                                    $ 1,525,471     $   106,791
===============================================================================

LIABILITIES

CURRENT
Accounts payable                                    $    97,828     $    95,876
Net liabilities of discontinued operations            1,374,750              --
-------------------------------------------------------------------------------
                                                      1,472,578          95,876
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK                                             9,143           9,143

ADDITIONAL PAID-IN CAPITAL                            2,128,906       2,128,906

ACCUMULATED DEFICIT                                  (2,085,156)     (2,127,134)
-------------------------------------------------------------------------------
                                                         52,893          10,915
-------------------------------------------------------------------------------
                                                    $ 1,525,471     $   106,791
===============================================================================

   See accompanying notes to the consolidated condensed financial statements.

PL BRANDS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)
================================================================================

                                                     For the three months ended
                                                              July 31,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------
                                                       (Restated - See Note 2)

NET SALES                                            $        --    $        --

OPERATING EXPENSES                                        41,978         26,188
-------------------------------------------------------------------------------
LOSS BEFORE UNDERNOTED ITEMS                             (41,978)       (26,188)

OTHER INCOME (EXPENSES)                                       --             --
-------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                          (41,978)       (26,188)

DISCONTINUED OPERATIONS
Income from operations of Gandalf Graphics Limited            --         97,310
-------------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS                           --         97,310
-------------------------------------------------------------------------------

NET (LOSS) EARNINGS                                      (41,978)        71,122

ACCUMULATED DEFICIT, BEGINNING OF PERIOD              (2,085,156)    (2,070,670)
-------------------------------------------------------------------------------
ACCUMULATED DEFICIT, END OF PERIOD                   $(2,127,134)   $(1,999,548)
===============================================================================

   See accompanying notes to the consolidated condensed financial statements.

PL BRANDS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
================================================================================

                                                      For the three months ended
                                                               July 31,
                                                      -------------------------
                                                          1999          1998
                                                      ------------  -----------
                                                         (Restated - See Note 2)

CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES
Loss from continuing operations                       $   (41,978)  $   (26,188)
Changes in assets and liabilities affecting cash flows
Accounts receivable - other                              (104,270)       69,881
Accounts payable                                           (1,952)      (35,123)
-------------------------------------------------------------------------------
Net cash (used for) provided by operating activities     (148,200)        8,570

Net cash flows from discontinued operations               150,306       304,704
-------------------------------------------------------------------------------
                                                            2,106       313,274

INVESTING ACTIVITIES
Net cash flows from discontinued operations                    --      (166,499)

FINANCING ACTIVITIES
Net cash flows from discontinued operations                    --      (138,539)
-------------------------------------------------------------------------------

NET INCREASE  IN CASH                                       2,106         8,236

CASH, BEGINNING OF PERIOD                                     415           217
-------------------------------------------------------------------------------
CASH, END OF PERIOD                                   $     2,521   $     8,453
===============================================================================

   See accompanying notes to the consolidated condensed financial statements.

         PL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1   UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying interim financial statements are unaudited, but in the opinion of the management of the Company contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at July 31, 1999, the results of operations of the three months ended July 31, 1998 and 1999, and the cash flows for the three months ended July 31, 1998 and 1999. The results of operations for the three months ended July 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ended April 30, 2000. Reference is made to the Company's Form 10-KSB/A for the year ended April 30, 1999.

     Until January 1998, the Company's traditional line of business had been bottling water through its subsidiary Alma Pack Bottling Corporation. The subsidiary was never able to attain profitability and there continued to be a stockholders deficit. In 1998, the Company revised its strategy and sold all of the shares of Alma Pack Bottling Corporation and acquired all of the issued and outstanding shares (the "Gandalf Shares") of Gandalf Graphics Limited ("Gandalf") from Marcella Downey ("Downey") for Canadian $400,000 which was paid by issuing a promissory note to Downey for Canadian $400,000 (the "Note") with the principal due and payable on January 1, 2000. Gandalf provides digital pre-press services and digital print services. Pursuant to an agreement made as of May 1, 1999 wherein the Company acknowledged that it has not and shall not repay the principal amount of the Note and any accrued and unpaid interest to Downey on January 1, 2000, the parties decided to resolve any controversy that would result from the inability of the Company to pay, and agreed that Downey return the Note to the Company in exchange for the return of the Gandalf Shares.

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the issuance of the Company's financial statements as of and for the three month period ended July 31, 1999, the Company's management determined that the disposal of Gandalf effective as of May 1, 1999 was indicative of conditions existing at the April 30, 1999 balance sheet date. Therefore, the financial statements for April 30, 1999 should have reflected such disposal as a discontinued operation, and the cumulative foreign currency translation account related to the discontinued operation should have been reclassified from accumulated other comprehensive income and recorded as an expense as of April 30, 1999. As a result, the consolidated condensed financial statements as of and for the three months ended July 31, 1999 have been restated to reverse the foreign currency translation adjustment previously recorded. Additionally, the 1998 financial statements have been recast to appropriately report Gandalf as a discontinued operation.

     A summary of the significant effects of the restatement is as follows:


                               July 31, 1999

                              As
                          Previously
                           Reported     As Restated


Accumulated Deficit       (2,168,239)   (2,127,134)

Accumulated Other
Comprehensive Income         40,877

Item 2.        Management's Discussion and Analysis or Plan of
               Operation.

     The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report. See Note 2 of the notes to the financial statements for a discussion of the effects of the restatement of the financial statements as of and for the three month period ended July 31, 1999.

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

Results of Operations/Plan of Operation

     The Company reported no sales from continuing operations for the three months ended July 31, 1999 and three months ended July 31, 1998. This was due to the disposal of Gandalf, the Company's only operating segment through the return of the Note to the Company in exchange for the return of the Gandalf

Shares as of May 1, 1999. As a result, the Company had no business operations for the period covered by this report.
Operating expenses were approximately $42,000 for the three months ended July 31, 1999 compared to approximately $26,000 for the three months ended July 31, 1998. The Company had a loss from continuing operations of approximately $42,000 for the three months ended July 31, 1999 compared to a loss from continuing operations of approximately $26,000 for the three months ended July 31, 1998. For the three months ended July 31, 1999, the Company reported a net loss of approximately $42,000 compared to net earnings of approximately $71,000 for the three months ended July 31, 1998. The change is primarily due to income from operations of Gandalf being reported of approximately $97,000 for the three months ended July 31, 1998 compared to no income from operations of Gandalf being reported for the three months ended July 31, 1999 due to its disposal as of May 1, 1999.

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

Liquidity and Capital Resources

     On July 31, 1999, the Company had working capital of approximately $10,900 and stockholders' equity of approximately $10,900.

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


                                 PL BRANDS, INC.
                                 (Registrant)


Dated: November 3, 2000          By: /s/Robert Brown
                                 Robert Brown,
                                 Vice President - Finance, Secretary,
                                 Treasurer (Principal Accounting and
                                 Financial Officer)