Form 10QSB/A
period 1999-10-31
PL BRANDS INC
filed 2000-11-06
CIK 930817

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

                 EXPLANATORY NOTE

     PL Brands, Inc. is filing this Amendment No. 1 on Form 10-QSB/A to its Quarterly Report of Form 10-QSB for the quarter ended October 31, 1999 to reflect the restatement of its unaudited interim consolidated condensed financial statements for the three and six months ended October 31, 1999 and 1998. See the Financial Information and Notes thereto included elsewhere herein.





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

PL BRANDS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
================================================================================

                                                     April 30,      October 31,
                                                       1999            1999
                                                    -----------     -----------
                                                                    (Restated -
                                                                     See Note 2)

CURRENT
Cash                                                $       415     $     1,366

NET ASSETS OF DISCONTINUED OPERATIONS                 1,525,056              --
-------------------------------------------------------------------------------
                                                    $ 1,525,471     $     1,366
===============================================================================

LIABILITIES

CURRENT
Accounts payable                                    $    97,828     $    68,506
Net liabilities of discontinued operations            1,374,750              --
-------------------------------------------------------------------------------
                                                      1,472,578          68,506
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)

CAPITAL STOCK                                             9,143           9,143

ADDITIONAL PAID-IN CAPITAL                            2,128,906       2,128,906

ACCUMULATED DEFICIT                                  (2,085,156)     (2,205,189)
-------------------------------------------------------------------------------
                                                         52,893         (67,140)
-------------------------------------------------------------------------------
                                                    $ 1,525,471     $     1,366
===============================================================================

   See accompanying notes to the consolidated condensed financial statements.

PL BRANDS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)
================================================================================

                            For the three months ended     For the six months ended
                                    October 31,                   October 31,
                            --------------------------    --------------------------
                                1999           1998           1999           1998
                            -----------    -----------    -----------    -----------
                              (Restated - See Note 2)       (Restated - See Note 2)

NET SALES                   $        --    $        --    $        --    $        --

OPERATING EXPENSES               78,055          8,296        120,033         34,484
------------------------------------------------------------------------------------
LOSS BEFORE UNDERNOTED
ITEMS                           (78,055)        (8,296)      (120,033)       (34,484)

OTHER INCOME (EXPENSES)              --             --             --             --
------------------------------------------------------------------------------------
LOSS FROM CONTINUING
OPERATIONS                      (78,055)        (8,296)      (120,033)       (34,484)

DISCONTINUED OPERATIONS
Income from operations of
Gandalf Graphics Limited             --        108,838             --        206,147
------------------------------------------------------------------------------------
INCOME FROM DISCONTINUED
OPERATIONS                           --        108,838             --        206,147
------------------------------------------------------------------------------------

NET (LOSS) EARNINGS             (78,055)       100,542       (120,033)       171,663

ACCUMULATED DEFICIT,
BEGINNING OF PERIOD          (2,127,134)    (1,999,549)    (2,085,156)    (2,070,670)
------------------------------------------------------------------------------------
ACCUMULATED DEFICIT,
END OF PERIOD               $(2,205,189)   $(1,899,007)   $(2,205,189)   $(1,899,007)
====================================================================================

   See accompanying notes to the consolidated condensed financial statements.

PL BRANDS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
================================================================================

                                   For the three months ended   For the six months ended
                                            October 31,                October 31,
                                    -------------------------  -------------------------
                                          1999          1998          1999          1998
                                      -----------   -----------   ----------- -----------
                                      (Restated - See Note 2)     (Restated - See Note 2)

CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES
Loss from continuing operations     $   (78,055)  $    (8,296)  $  (120,033)  $(34,484)
Changes in assets and liabilities
affecting cash flows
Accounts receivable - other             104,270            --            --    69,881
Accounts payable                        (27,370)          123       (29,322)  (35,000)
-------------------------------------------------------------------------------------------------
--
Net cash (used for) provided by operating
activities                               (1,155)       (8,173)     (149,355)      397

Net cash flows from discontinued
operations                                   --      (114,881)      150,306    189,823
--------------------------------------------------------------------------------------------
                                         (1,155)     (123,054)          951    190,220

INVESTING ACTIVITIES
Net cash flows from discontinued
operations                                   --       115,273            --   (51,226)

FINANCING ACTIVITIES
Net cash flows from discontinued
operations                                   --            --            --   (138,539)
------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE
IN CASH                                   (1,155)       (7,781)          951       455

CASH, BEGINNING OF PERIOD                  2,521         8,453           415       217
-------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                  $     1,366   $       672   $     1,366      $672
=================================================================================================

   See accompanying notes to the consolidated condensed financial statements.

        PL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1   UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying interim financial statements are unaudited, but in the opinion of the management of the Company contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at October 31, 1999, the results of operations of the three and six month periods ended October 31, 1998 and 1999, and the cash flows for the three and six month periods ended October 31, 1998 and 1999. The results of operations for the three and six month periods ended October 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ended April 30, 2000. Reference is made to the Company's Form 10-KSB/A for the year ended April 30, 1999.

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the issuance of the Company's financial statements as of and for the three and six month periods ended October 31, 1999, the Company's management determined that the disposal of Gandalf effective as of May 1, 1999 was indicative of conditions existing at the April 30, 1999 balance sheet date. Therefore, the financial statements for April 30, 1999 should have reflected such disposal as a discontinued operation, and the cumulative foreign currency translation account related to the discontinued operation should have been reclassified from accumulated other comprehensive income and recorded as an expense as of April 30, 1999. As a result, the consolidated condensed financial statements as of and for the three and six month periods ended October 31, 1999 have been restated to reverse the foreign currency translation adjustment previously recorded. Additionally, the 1998 financial statements have been recast to appropriately report Gandalf as a discontinued operation.

     A summary of the significant effects of the restatement is as follows:


                               October 31, 1999

                              As
                          Previously
                           Reported     As Restated


Accumulated Deficit       (2,256,459)   (2,205,189)

Accumulated Other
Comprehensive Income          50,826

Item 2.        Management's Discussion and Analysis or Plan of
               Operation.




     The following discussion should be read in conjunction with the
Financial Information and Notes thereto included in this report.   See Note
2 of the notes to the financial statements for a discussion of the effects of the restatement of the financial statements as of and for the three and six month periods ended October 31, 1999.

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

Results of Operations/Plan of Operation

     The Company reported no sales from continuing operations for the three and six months ended October 31, 1999 and three and six months ended October 31, 1998. This was due to the disposal of Gandalf, the Company's only operating segment through the return of the Note to the Company in exchange for the return of the Gandalf Shares as of May 1, 1999. As a result, the Company had no business operations for the period covered by this report. Operating expenses were approximately $78,000 and $120,000, respectively, for the three and six months ended October 31, 1999 compared to approximately $8,000 and $34,000, respectively, for the three and six months ended October 31, 1998. The Company had a loss from continuing operations of approximately $78,000 and $120,000, respectively, for the three and six months ended October 31, 1999 compared to a loss from continuing operations of approximately $8,000 and $34,000, respectively, for the three and six months ended October 31, 1998. For the three and six months ended October 31, 1999, the Company reported a net loss of approximately $78,000 and $120,000, respectively, compared to net earnings of approximately $101,000 and $172,000, respectively, for the three and six months ended October 31, 1998. The change is primarily due to income from operations of Gandalf being reported of approximately $109,000 and $206,000, respectively, for the three and six months ended October 31, 1998 compared to no income from operations of Gandalf being reported for the three and six months ended October 31, 1999 due to its disposal as of May 1, 1999.

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

Liquidity and Capital Resources

     On October 31, 1999, the Company had a working capital deficit of approximately $67,000 and stockholders' deficit of approximately $67,000.

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