Form 10QSB/A
period 2000-01-31
PL BRANDS INC
filed 2000-11-06
CIK 930817

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

                 EXPLANATORY NOTE

     PL Brands, Inc. is filing this Amendment No. 1 on Form 10-QSB/A to its Quarterly Report of Form 10-QSB for the quarter ended January 31, 2000 to reflect the restatement of its unaudited interim consolidated condensed financial statements for the three and nine months ended January 31, 2000 and 1999. See the Financial Information and Notes thereto included elsewhere herein.





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

PL BRANDS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
================================================================================

                                                     April 30,       January 31,
                                                        1999            2000
                                                    -----------     -----------
                                                                    (Restated -
                                                                     See Note 2)
ASSETS

CURRENT
Cash                                                $       415     $     1,803

NET ASSETS OF DISCONTINUED OPERATIONS                 1,525,056              --
-------------------------------------------------------------------------------
                                                    $ 1,525,471     $     1,803
===============================================================================

LIABILITIES

CURRENT
Accounts payable                                    $    97,828     $    66,729
Net liabilities of discontinued operations            1,374,750              --
-------------------------------------------------------------------------------
                                                      1,472,578          66,729
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)

CAPITAL STOCK                                             9,143           9,143

ADDITIONAL PAID-IN CAPITAL                            2,128,906       2,128,906

ACCUMULATED DEFICIT                                  (2,085,156)     (2,202,975)
-------------------------------------------------------------------------------
                                                         52,893         (64,926)
-------------------------------------------------------------------------------
                                                    $ 1,525,471     $     1,803
===============================================================================

     See accompanying notes to consolidated condensed financial statements.

PL BRANDS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)
================================================================================

                                For the three months ended    For the nine months ended
                                       January 31,                    January 31,
                                --------------------------    --------------------------
                                   2000           1999           2000           1999
                                -----------    -----------    -----------    -----------
                                  (Restated - See Note 2)       (Restated - See Note 2)

NET SALES                    $        --    $        --    $        --    $        --

OPERATING EXPENSES                19,011         15,689        139,044         50,173
----------------------------------------------------------------------------------------
LOSS BEFORE UNDERNOTED ITEMS     (19,011)       (15,689)      (139,044)       (50,173)

OTHER INCOME (EXPENSES)           21,225             --         21,225             --
----------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
OPERATIONS                         2,214        (15,689)      (117,819)       (50,173)

DISCONTINUED OPERATIONS
Income from operations of
   Gandalf Graphics Limited           --       (161,444)            --         44,703
----------------------------------------------------------------------------------------

NET EARNINGS (LOSS)                2,214       (177,133)      (117,819)        (5,470)

ACCUMULATED DEFICIT,
BEGINNING OF PERIOD           (2,205,189)    (1,899,007)    (2,085,156)    (2,070,670)
----------------------------------------------------------------------------------------
ACCUMULATED DEFICIT,
END OF PERIOD                $(2,202,975)   $(2,076,140)   $(2,202,975)   $(2,076,140)
========================================================================================

     See accompanying notes to consolidated condensed financial statements.

PL BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
================================================================================

                                        For the three months ended  For the nine months ended
                                        January 31,                 January 31,
                                     -------------------------   -------------------------
                                          2000          1999          2000          1999
                                     -----------   -----------   -----------   -----------
                                     (Restated - See Note 2)        (Restated - See Note 2)
CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES
Income (loss) from
continuing operations               $     2,214   $   (15,689)  $  (117,819)  $   (50,173)
Changes in assets and liabilities
affecting cash flows
Accounts receivable - other                  --            --            --        69,881
Accounts payable                         (1,777)       16,040       (31,099)      (18,960)
-------------------------------------------------------------------------------------------------
Net cash (used for) provided
by operating activities                     437           351      (148,918)          748

Net cash flows from
discontinued operations                      --       367,689       150,306       557,512
-------------------------------------------------------------------------------------------------
                                            437       368,040         1,388       558,260

INVESTING ACTIVITIES
Net cash flows from
discontinued operations                      --      (368,169)           --      (419,395)

FINANCING ACTIVITIES
Net cash flows from
discontinued operations                      --            --            --      (138,539)
-------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH             437          (129)        1,388           326

CASH, BEGINNING OF PERIOD                 1,366           672           415           217
-------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                 $     1,803   $       543   $     1,803   $       543
=================================================================================================
     See accompanying notes to consolidated condensed financial statements.

         PL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1   UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying interim financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at January 31, 2000, the results of operations of the three and nine month periods ended January 31, 1999 and 2000, and the cash flows for the three and nine month periods ended January 31, 1999 and 2000. The results of operations for the three and nine month periods ended January 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ended April 30, 2000. Reference is made to the Company's Form 10-KSB/A for the year ended April 30, 1999.

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the issuance of the Company's financial statements as of and for the three and nine month periods ended January 31, 2000, the Company's management determined that the disposal of Gandalf effective as of May 1, 1999 was indicative of conditions existing at the April 30, 1999 balance sheet date. Therefore, the financial statements for April 30, 1999 should have reflected such disposal as a discontinued operation, and the cumulative foreign currency translation account related to the discontinued operation should have been reclassified from accumulated other comprehensive income and recorded as an expense as of April 30, 1999. As a result, the consolidated condensed financial statements as of and for the three and nine month periods ended January 31, 2000 have been restated to reverse the foreign currency translation adjustment previously recorded. Additionally, the 1999 financial statements have been recast to appropriately report Gandalf as a discontinued operation.

     A summary of the significant effects of the restatement is as follows:


                               January 31, 2000

                              As
                          Previously
                           Reported     As Restated


Accumulated Deficit       (2,231,014)   (2,202,975)

Accumulated Other
Comprehensive Income          27,330

Item 2.        Management's Discussion and Analysis or Plan of
               Operation.


     The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report. See Note 2 of the notes to the financial statements for a discussion of the effects of the restatement of the financial statements as of and for the three and nine month periods ended January 31, 2000.

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

Results of Operations/Plan of Operation

     The Company reported no sales from continuing operations for the three and nine months ended January 31, 2000 and three and nine months ended January 31, 1999. This was due to the disposal of Gandalf, the Company's only operating segment through the return of the Note to the Company in exchange for the return of the Gandalf Shares as of May 1, 1999. As a result, the Company had no business operations for the period covered by this report. Operating expenses were approximately $19,000 and $139,000, respectively, for the three and nine months ended January 31, 2000 compared to approximately $16,000 and $50,000, respectively, for the three and nine months ended January 31, 1999. The Company had income from continuing operations of approximately $2,000 for the three months ended January 31, 2000 compared to a loss from continuing operations of approximately $16,000 for the three months ended January 31, 1999. For the nine months ended Janaury 31, 2000, the Company had a loss from continuing operations of approximately $118,000 compared to a loss from continuing operations of approximately $50,000 for the nine months ended January 31, 1999. For the three months ended January 31, 2000, the Company reported net earnings of approximately $2,000 compared to a net loss of approximately $177,000 for the three months ended January 31, 1999. For the nine months ended January 31, 2000, the Company reported a net loss of approximately $118,000 compared to a net loss of approximately $5,000 for the nine months ended January 31, 1999. The change is primarily due to a loss from operations of Gandalf being reported of approximately $161,000 for the three months ended January 31, 1999 compared to no income or a loss from operations of Gandalf being reported for the three months ended January 31, 2000, and income from operations of Gandalf being reported of approximately $44,000 for the nine months ended January 31, 1999 compared to no income or a loss from operations of Gandalf being reported for the nine months ended January 31, 2000, all due to Gandalf's disposal as of May 1, 1999.

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

Liquidity and Capital Resources

     On January 31, 2000, the Company had a working capital deficit of approximately $65,000 and stockholders' deficit of approximately $65,000.

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