Form 10KSB
period 2000-04-30
PL BRANDS INC
filed 2000-11-07
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
                Washington, DC  20549

                     FORM 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended APRIL 30, 2000

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

                            PART I

Item 1.        Description of Business.

General Development; Business of the Company

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

     From January 1998 through the end of the fiscal 1999, the business of Gandalf comprised the Company's principal operation. During the fiscal year ended April 30, 2000, the Company had no material business operations.
 See, however, "Recent Developments" below.

     Unless otherwise noted all information herein is given in U.S.
dollars.

Prior Business in the Printing  Industry

     The information described in the following generalized discussion is intended only to provide a background against which the previous business of the Company may be evaluated. As indicated above, from January 1998 through the end of the fiscal 1999, the business of Gandalf comprised the Company's principal operation. The business of Gandalf is no longer part of the Company's operations. During the fiscal year ended April 30, 2000, the Company had no material business operations.

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

Employees

     Other than its officers, the Company had no employees during the fiscal year ended April 30, 2000.

Recent Developments

     In May 2000, the Company entered into an agreement to acquire substantially all of the assets of Oth.net, Inc., a Florida corporation, as well as the Oth.net domain name, in exchange for 4,500,000 shares of the Company's Common Stock and $500,000, which funds were paid on June 30,
2000.   Oth.net, Inc. is an internet based search engine for music on the world wide web. Such transaction was completed as of July 21, 2000. As a result, it is contemplated that there will be a change in management of the
Company.   In addition, subsequent to the end of fiscal 2000, the Company sold an aggregate of 1,756,000 restricted shares of Common Stock to nine investors for an aggregate consideration of $2,768,000 and issued an aggregate of 1,500,000 restricted shares of Common Stock to certain persons in connection with employment arrangements and other services rendered after April 30, 2000 and cash in the aggregate amount of $1,500. Such funds will be used for operations and development of the business resulting from the acquisition of substantially all of the assets of Oth.net, Inc.

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
Nov. 1, 1998 to Jan. 31, 1999                None      None
Feb. 1, 1999 to April 30, 1999               None      None

Fiscal year ended April 30, 2000:           High      Low

May 1, 1999 to July 31, 1999                 None      None
Aug. 1, 1999 to Oct. 31, 1999                None      None
Nov. 1, 1999 to Jan. 31, 2000                None      None
Feb. 1, 2000 to April 30, 2000               None      None

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

     From January 1998 through the end of the fiscal 1999, the business of Gandalf comprised the Company's principal operation. During the fiscal year ended April 30, 2000, the Company had no material business operations.
 See, however, "Recent Developments" under Part I, Item 1.

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

     The Company reported net sales from continuing operations of $0 for each of the years ended April 30, 2000 and April 30, 1999. Operating expenses from continuing operations were approximately $185,000 in fiscal 2000 compared to operating expenses of approximately $70,000 in fiscal 1999. The Company had a loss from continuing operations of approximately $134,000 during fiscal 2000 compared to a loss from continuing operations of approximately $70,000 during fiscal 1999. During fiscal 2000, the Company reported a net loss of approximately $134,000 compared to net earnings of approximately $43,000 during fiscal 1999. The change is primarily due to income from operations of Gandalf of approximately $191,000 being reported in fiscal 1999 and a loss on disposal of Gandalf being reported of approximately $78,000 in fiscal 1999.

     In May 2000, the Company entered into an agreement to acquire substantially all of the assets of Oth.net, Inc., a Florida corporation, as well as the Oth.net domain name, in exchange for 4,500,000 shares of the Company's Common Stock and $500,000, which funds were paid on June 30, 2000. Oth.net, Inc. is an internet based search engine for music on the world wide web. Such transaction was completed as of July 21, 2000. As a result, it is contemplated that there will be a change in management of the
Company.   In addition, subsequent to the end of fiscal 2000, the Company sold an aggregate of 1,756,000 restricted shares of Common Stock to nine investors for an aggregate consideration of $2,768,000 and issued an aggregate of 1,500,000 restricted shares of Common Stock to certain persons in connection with employment arrangements and other services rendered after April 30, 2000 and cash in the aggregate amount of $1,500. Such funds will be used for operations and development of the business resulting from the acquisition of substantially all of the assets of Oth.net, Inc.

Liquidity and Capital Resources

     On April 30, 2000, the Company had a working capital deficit of approximately $81,000 as compared to a working capital surplus of approximately $53,000 on April 30, 1999. On April 30, 2000, the Company had a stockholders' deficit of approximately $81,000 as compared to stockholders' equity of approximately $53,000 on April 30, 1999. See
"Results of Operations/Plan of Operation" above for information on the funds received from investors subsequent to the end of fiscal 2000.


Item 7.        Financial Statements.

     See the Consolidated Financial Statements annexed to this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Set forth below are the present directors and executive officers of
the Company.   See, however, "Recent Developments" under Part I, Item 1.
As a result, it is contemplated that there will be a change in management of the Company. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.


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

     ROBERT BROWN has been Vice President - Finance, Secretary,
Treasurer and Director of the Company since May 1994. Mr. Brown was controller of Trafficon Holdings, Inc., a transportation company, from 1986 to 1990. Mr. Brown was Vice President of Finance of Colonial Export Corporation from 1990 to 1991, of Resource Food and Beverage Corporation from 1991 to 1994, and of Spring Cola Beverage Corporation from 1991 to 1994.

     LARRY DOWNEY has been a Director of the Company since 1998 and Chief Operating Officer since 1998. Mr. Downey has over 35 years experience in the print industry. His career began in sales and management positions. In 1979, Mr. Downey and two partners began a pre-press house. In 1990, Mr. Downey bought out his two partners. In 1995, Mr. Downey expanded Gandalf into digital printing.


Item 10.  Executive Compensation.

     No compensation was paid by the Company to any executive officer prior to April 30, 1994. Directors are reimbursed for expenses incurred in connection with the performance of their duties as directors. In fiscal 2000 and 1999, respectively, Andre Corbeil, formerly the Chief Executive Officer of the Company, was paid $63,000 and $50,000, Robert Brown, Chief Financial Officer was paid $33,000 and $33,000, Larry Downey was paid $28,000 and $18,000. In Fiscal 2000, there are no other forms of long term or other compensation.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     The following table (which does not take into account the issuance of securities reflected in "Recent Developments" under Part I, Item 1 above) sets forth, as of the end of the fiscal year covered by this report, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director individually, (iii) all officers and directors of the Company as a group:

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

     (3)  Its address is PO Box N-4975, Nassau, Bahamas.

     (4)  Its address is Mandara North Ridge, Grand Turk, Turks & Caicos
     Island.

     (5) Indicates a Director of the Company. The address for each is 260 Bartley Drive, Toronto, Ontario, Canada.

Item 12.  Certain Relationships and Related Transactions.

     In 1998, the advances from related parties which were due to directors, were non-interest bearing, unsecured and had no fixed terms of repayment. During 1999, the advances were repaid. During 2000, the Company paid rent of $Nil (1999 - $33,145; 1998 - $17,470) to a company owned by the spouse of a director of the Company. During the 1999 fiscal year, the Company purchased capital assets in the amount of $390,490 from a company that is 100% owned by one of the Company's directors and chief operating officer. The transactions are measured under normal trade terms and conditions. As at April 30, 2000, $Nil (1999 - $135,357) of this amount is included in accounts payable.

     As stated in Part I, Item 1, in 1998 the Company acquired all of the issued and outstanding shares (the "Gandalf Shares") of Gandalf Graphics Limited ("Gandalf") from Marcella Downey ("Downey") for Canadian $400,000 which was paid by issuing a promissory note to Downey for Canadian $400,000 (the "Note") with the principal due and payable on January 1, 2000. Pursuant to an agreement made as of May 1, 1999 wherein the Company acknowledged that it has not and shall not repay the principal amount of the Note and any accrued and unpaid interest to Downey on January 1, 2000, the parties decided to resolve any controversy that would result from the inability of the Company to pay, and agreed that Downey return the Note to the Company in exchange for the return of the Gandalf Shares. Marcella Downey is the spouse of Larry Downey, a director and officer of the Company.


Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          3.1       Certificate of Incorporation (1)
          3.2       Amendment to Certificate of Incorporation(1)
          3.3       Bylaws(1)
          21.0 Subsidiaries of the Registrant - PL Brands Canada and PLBC (NRO), Inc. are incorporated in Ontario.
         ___________________
           (1) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form 10-SB, file no. 0-24888.

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

                              Dated: November 7, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                Title                           Date




/s/Robert Brown          Vice President - Finance,      11/7/00
Robert Brown             Secretary, Treasurer
                         and Director (Principal
                         Executive Officer and
                         Principal Accounting and
                         Financial Officer)


/s/Larry Downey          Chief Operating Officer        11/7/00
Larry Downey             and Director

        Consolidated Financial Statements of

        PL BRANDS, INC.

        April 30, 1997 April 30, 2000 and 1999

        (Expressed in U.S. Dollars)

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
PL Brands, Inc.

We have audited the accompanying consolidated balance sheets of PL Brands, Inc. and subsidiaries as April 30, 2000 and 1999 and the related consolidated statements of earnings, stockholders' equity and cash flows for the two years in the period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PL Brands, Inc. and subsidiaries as of April 30, 2000 and 1999 and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP


Chartered Accountants

Toronto, Ontario
July 21, 2000

PL BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2000 AND 1999
(EXPRESSED IN U.S. DOLLARS)
 ===========================================================================================

                                                                   2000           1999
                                                                -----------    -----------
ASSETS

CURRENT
   Cash                                                      $     3,039    $       415

NET ASSETS OF DISCONTINUED OPERATIONS (Note 3)                        --      1,525,056
-------------------------------------------------------------------------------------------------
-
                                                             $     3,039    $ 1,525,471
=================================================================================================
=

LIABILITIES

CURRENT

   Accounts payable                                          $    84,480    $    97,828
   Net liabilities of discontinued operations (Note 3)                --      1,374,750
--------------------------------------------------------------------------------------------
                                                                  84,480      1,472,578
--------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 5)                                             9,143          9,143

ADDITIONAL PAID-IN CAPITAL                                     2,128,906      2,128,906

ACCUMULATED DEFICIT                                           (2,219,490)    (2,085,156)
-------------------------------------------------------------------------------------------------
-
                                                                 (81,441)        52,893
-------------------------------------------------------------------------------------------------
-
                                                             $     3,039    $ 1,525,471
=================================================================================================
=
                                                                            Page 1 of 11

PL BRANDS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED APRIL 30, 2000 AND 1999
(EXPRESSED IN U.S. DOLLARS)
================================================================================

                                                            2000           1999
                                                     -----------    -----------

NET SALES                                            $        --    $        --

OPERATING EXPENSES                                       185,300         70,277
-------------------------------------------------------------------------------
LOSS BEFORE UNDERNOTED ITEMS                            (185,300)       (70,277)

OTHER INCOME                                              50,966             --
-------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                         (134,334)       (70,277)
-------------------------------------------------------------------------------

DISCONTINUED OPERATIONS (Note 3)
   INCOME FROM OPERATIONS OF
     GANDALF GRAPHICS LIMITED                                 --        191,172

   LOSS ON DISPOSAL OF
     GANDALF GRAPHICS LIMITED                                 --        (77,961)
-------------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS                           --        113,211
-------------------------------------------------------------------------------

NET (LOSS) EARNINGS                                  $  (134,334)   $    42,934
===============================================================================

LOSS FROM CONTINUING OPERATIONS PER BASIC
   AND DILUTED SHARE                                 $        --    $     (0.01)
===============================================================================

(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS
   PER BASIC AND DILUTED SHARE                       $     (0.01)   $      0.01
===============================================================================

NET LOSS PER BASIC AND DILUTED SHARE                 $     (0.01)   $        --
===============================================================================

PL BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED APRIL 30, 2000 AND 1999
(EXPRESSED IN U.S. DOLLARS)
=================================================================================================
========
==

                                                                       Accumulated
                                 Capital     Additional                Other
                                  Stock      Paid-in     Accumulated   Comprehensive
                                 Amount      Capital     Deficit       Income (Loss)  Total
                              -----------   -----------  -----------   -------------- --------

BALANCE - APRIL 30, 1998     $     9,143   $ 2,128,906   $(2,128,090)   $    57,420    $ 67,379

COMPREHENSIVE EARNINGS
   Foreign currency translation
     adjustments                     --            --            --          48,493      48,493

   Transfer foreign currency
     translation adjustments
     to discontinued operations      --            --            --        (105,913)   (105,913)

   Net earnings                      --            --         42,934             --      42,934
-------------------------------------------------------------------------------------------------
BALANCE - APRIL 30, 1999           9,143     2,128,906    (2,085,156)            --      52,893

COMPREHENSIVE EARNINGS
   Net loss                          --            --      (134,334)            --     (134,334)
-------------------------------------------------------------------------------------------------
BALANCE - APRIL 30, 2000    $     9,143   $ 2,128,906   $(2,219,490)   $        --    $ (81,441)
=================================================================================================
                                                                                Page 3 of 11

PL BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2000 AND 1999
(EXPRESSED IN U.S. DOLLARS)
==================================================================================

                                                                 2000         1999
                                                            ---------    ---------

CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES

   Loss from continuing operations                          $(134,334)   $ (70,277)
   Changes in assets and liabilities affecting cash flows
     Accounts receivable                                           --       69,881
     Accounts payable                                         (13,348)        (142)
----------------------------------------------------------------------------------
   Net cash used for operating activities                    (147,682)        (538)
   Net cash flows from discontinued
     operations                                              (129,219)     854,269
----------------------------------------------------------------------------------
                                                             (276,901)     853,731

INVESTING ACTIVITY
   Net cash flows from discontinued operations                     --     (763,487)

FINANCING ACTIVITY
   Net cash flows from discontinued operations                     --     (138,539)
----------------------------------------------------------------------------------

CASH USED FOR CONTINUED AND
   DISCONTINUED OPERATIONS                                   (276,901)     (48,295)

PROCEEDS ON DISPOSAL OF GANDALF                               279,525           --

EFFECT ON EXCHANGE RATE CHANGES
   ON CASH                                                         --       48,493
----------------------------------------------------------------------------------
NET INCREASE IN CASH                                            2,624          198

CASH, BEGINNING OF YEAR                                           415          217
----------------------------------------------------------------------------------
CASH, END OF YEAR                                           $   3,039    $     415
==================================================================================


SUPPLEMENTAL CASH FLOW DISCLOSURE
   Interest paid on continuing operations                   $      --    $  37,000
   Income taxes paid on continuing operations               $      --    $      --
   Interest paid on discontinued operations                 $      --    $      --
   Income taxes paid on discontinued operations             $      --    $      --

                                                                       Page 4 of 11

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND 1999
(EXPRESSED IN U.S. DOLLARS)
================================================================================

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

      Until January 1998, the Company's traditional line of business had been bottling water through its principal subsidiary Alma Pack Bottling Corporation ("Alma Pack"). Under this strategy the Company was not able to attain profitability and the continued stockholder's deficiency raised doubt about the Company's ability to continue as a going concern. In 1998 the Company revised its strategy and sold all of the shares of Alma Pack and acquired all of the issued and outstanding shares (the "Gandalf Shares") of Gandalf Graphics Limited ("Gandalf") from Marcella Downey ("Downey") for Canadian $400,000 which was paid by issuing a promissory note to Downey for Canadian $400,000 (the "Note") with the principal due and payable on January 1, 2000. Gandalf provides digital pre-press services and digital print services. Pursuant to an agreement made as of May 1, 1999 wherein the Company acknowledged that it has not and shall not repay the principal amount of the Note and any accrued and unpaid interest to Downey on January 1, 2000, the parties decided to resolve any controversy that would result from the inability of the Company to pay, and agreed that Downey return the Note to the Company in exchange for the return of the Gandalf Shares.

      As a result of the transactions discussed above with Alma Pack and Gandalf, the net assets (liabilities) of each have been segregated from continuing operations and reported as discontinued operations. See Note 3 for further discussion of discontinued operations.

      As of April 30, 2000 the Company had incurred an accumulated deficit of approximately $2,219,000. Management has made arrangements for positive cash flow through the issue additional shares of common stock as described in Note 11.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Income taxes

      Deferred taxes are provided for the income tax effects of temporary differences in reporting transactions for financial reporting and tax reporting purposes. The Company records income taxes under the liability method as required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND 1999
(EXPRESSED IN U.S. DOLLARS)
================================================================================

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

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND 1999
(EXPRESSED IN U.S. DOLLARS)
================================================================================

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

      SAB74 requires disclosure of the impact that recently Issued Accounting Standards will have on the financial statements in a future period. In December 1999, SAB No. 101, Revenue Recognition, was issued and is effective for fiscal years subsequent to December 3, 1999. The Company will adopt SAB No. 101 effective for the 2001 fiscal year. The Company has not yet determined the impact that SAB No. 101 will have on the results of its worldwide web operations when such statement is adopted.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND 1999
(EXPRESSED IN U.S. DOLLARS)
================================================================================

3.    DISCONTINUED OPERATIONS

      On January 1, 1998, the Company purchased its interest in Gandalf from an individual whose spouse subsequently became a director and Chief Operating Officer of the Company. The Company issued a note as consideration for the purchase price.

      Effective May 1, 1999, the Company disposed of its interest in Gandalf and returned the Gandalf shares to the spouse of this director in satisfaction of the aforementioned note. The disposal of Gandalf, effective as of May 1, 1999, was indicative of conditions existing at the April 30, 1999 balance sheet date. Accordingly, the financial statements as of and for the period ended April 30, 1999 and the prior period financial statements and related notes thereto present Gandalf as a discontinued operation. The resulting loss on disposition of $77,961 has been recorded within 1999 discontinued operations.

      The results of the discontinued operations are summarized as follows:

                                                   2000              1999
                                        ---------------   ---------------


Revenues
   Gandalf Graphics Limited             $            --   $     2,685,163
=========================================================================

Earnings from discontinued operations
   net of interest and income taxes
     Gandalf Graphics Limited           $            --   $       133,752
=========================================================================

      Assets and liabilities of discontinued operations are as follows:

                                                   2000              1999
                                        ---------------   ---------------

Current assets                          $            --   $       857,152
Current liabilities                                  --        (2,153,941)
Provision for loss on disposal                       --           (77,961)
-------------------------------------------------------------------------
Net current liabilities                 $            --   $    (1,374,750)
=========================================================================

Non-current assets                      $            --   $     1,696,694
Long-term liabilities                                --          (171,638)
-------------------------------------------------------------------------
Net non-current assets                  $            --   $     1,525,056
=========================================================================

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND 1999
(EXPRESSED IN U.S. DOLLARS)
================================================================================

4.    RELATED PARTY TRANSACTIONS AND BALANCES

      In 1998, the advances from related parties which were due to directors, were non-interest bearing, unsecured and had no fixed terms of repayment. During 1999, the advances were repaid. During the year the Company paid rent of $Nil (1999 - $33,145) to a company owned by the spouse of a director of the Company. During the 1999 fiscal year, the Company purchased capital assets in the amount of $390,490 from a company that is 100% owned by one of the Company's directors and chief operating officer. The transactions are measured under normal trade terms and conditions. As at April 30, 2000, $Nil (1999 - $135,357) of this amount is included in accounts payable.

      As described in Note 3, the original purchase of the interest in Gandalf and subsequent disposal of this interest was transacted with the spouse of a director.

5.    CAPITAL STOCK

      Common stock

      The Company is authorized to issue 20,000,000 common shares with a $.001 par value each. At April 30, 2000 and 1999 there were 9,143,279 shares issued and outstanding. When voting, each share equals one vote.

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

6.    INCOME TAXES

      As at April 30, 2000, the Company had a deferred tax asset of $628,000 (1999 - $576,000) resulting from cumulative losses of approximately $1,570,000 (1999 - $1,440,000). A full valuation allowance has been provided for the deferred tax asset in 2000 and 1999 since the Company's history of losses indicate that the benefit arising from these losses may not be realized.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND 1999
(EXPRESSED IN U.S. DOLLARS)
================================================================================

6.    INCOME TAXES (CONTINUED)

      As of April 30, 2000 the Company has net operating losses available to apply against future taxable income, that expire in the following years:

                            Canada     United States      Total
                         -----------   -------------  -----------
        2002             $   624,000   $         -    $   624,000
        2003                 309,000             -        309,000
        2004                 156,000             -        156,000
        2005                  43,000             -         43,000
        2006                 130,000             -        130,000
        2011                   -            110,000       110,000
        2012                   -            100,000       100,000
        2018                   -            108,000       108,000
        ---------------------------------------------------------
                         $ 1,262,000      $ 308,000   $ 1,570,000
        =========================================================

      The Company's basic tax rate is approximately 40%. Some of the subsidiaries have incurred losses that will be used to offset future taxable income. One of the subsidiaries had taxable income in prior years and the related tax expense has been reported in those financial statements. The deferred tax liability of $Nil (1999 - $122,512) represents the future tax liability resulting from the timing differences with respect to the recognition of amortization on capital assets for accounting purposes and that which is allowable for tax purposes.

      A reconciliation of the Company's effective tax rate is as follows:

      Statutory rate                                                       34.0%
      State taxes (net of federal benefit)                                  3.3
      Impact of permanent differences                                       2.7
      Impact of valuation allowance                                       (40.0)
      -------------------------------------------------------------------------
      Effective tax rate                                                    0.0%
      =========================================================================

7.    SEGMENT INFORMATION

      The Company operated and managed its operations in one reportable segment, the prepress industry and in one geographical area being Canada.

      The Company received all of its other income from Gandalf in 2000 and 64% of its revenue in 1999 from four customers with one of the four accounting for 23% of revenues.

PL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND 1999
(EXPRESSED IN U.S. DOLLARS)
================================================================================

8.    EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share has been calculated using the weighted average number of shares of common stock outstanding during the respective years. Because there were no outstanding stock options, warrants or other items that would have a dilutive effect, basic and diluted earning (loss) per share amounts are the same in all periods presented.

9.    COMMITMENTS

      The Company incurred rent expense during the past three years as follows:

                    2000                               $       --
                    1999                               $   98,000
                    1998                               $   80,000

      The Company is not committed to any operating leases as at April 30, 2000.

10.   FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

      Foreign exchange risk

      The Company's revenue and some of its expenses were in Canadian dollars. The Company has not undertaken any foreign exchange hedging arrangements to manage these risks.

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

11.   SUBSEQUENT EVENTS

      In May 2000, the Company entered into an agreement to acquire certain assets of Oth.net, Inc., a Florida corporation, as well as the Oth.net domain name in exchange for 4,500,000 shares of the Company's common stock and $500,000. Oth.net, Inc. is an internet based search engine for music on the world wide web. Such transaction was completed as of July 21, 2000.

      The Company issued 1,000,000 restricted shares of common stock to one investor for $500,000, issued an aggregate of 756,000 restricted shares of common stock to eight investors for an aggregate consideration of $2,268,000, and issued an aggregate of 1,500,000 restricted shares of common stock to certain persons in connection with employment arrangements and other services rendered after April 30, 2000 and cash in the aggregate amount of $1,500.

      Such funds will be used for operations and development of the business resulting from the acquisition of all of the assets of Oth.net, Inc.