Form 10QSB
period 2000-07-31
PL BRANDS INC
filed 2001-01-12
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                    FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended JULY 31, 2000

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


                  421 North Wabasha Street, Suite 260
                       St. Paul, Minnesota 55102
               (Address of Principal Executive Offices)

                          (651) 291-2993
           (Issuer's Telephone Number, Including Area Code)

                        260 Bartley Drive
                  Toronto, Ontario, Canada M4A 1G5
           (Former address, if changed since last report)


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

        Common, $.001 par value per share:
     16,899,279 outstanding as of December 31, 2000

PART I - FINANCIAL INFORMATION

PL BRANDS, INC. AND SUBSIDIARIES


Index to Financial Information
Period Ended July 31, 2000
(Unaudited)



Item                                                    Page Herein

Item 1 -  Financial Statements:

Condensed Consolidated Balance Sheets                       3

Condensed Consolidated Statements of Earnings
        and Accumulated Deficit                             4

Condensed Consolidated Statements of Cash Flows             5

Notes to Condensed Consolidated Financial Statements        6



Item 2 -  Management's Discussion and
          Analysis or Plan of Operation                     8

PL BRANDS INC.
Condensed Consolidated Balance Sheets
July 31, 2000 and April 30, 2000
==========================================================================

                                           July 31, 2000    April 30, 2000
                                           -------------    --------------
ASSETS

CURRENT
Cash                                      $    1,883,518    $        3,039
Other receivable                                   4,378                --
--------------------------------------------------------------------------
                                               1,887,896             3,039

INTELLECTUAL PROPERTY
    Proprietorship Information Database
    and Search Engine                          2,999,500                --
--------------------------------------------------------------------------
                                          $    4,887,396    $        3,039
==========================================================================

LIABILITIES

CURRENT
Accounts payable                          $      108,843    $       84,480
--------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK                                     16,899             9,143

ADDITIONAL PAID-IN CAPITAL                     7,564,973         2,128,906

ACCUMULATED DEFICIT                           (2,803,319)       (2,219,490)
--------------------------------------------------------------------------
                                               4,778,553           (81,441)
--------------------------------------------------------------------------
                                          $    4,887,396    $        3,039
==========================================================================

PL BRANDS INC.
Condensed Consolidated Statements of Earnings
and Accumulated Deficit
=========================================================================

                                            For the three months ending
                                           ------------------------------
                                           July 31, 2000    July 31, 1999
                                           -------------    -------------
[S]                                        [C]              [C]
NET SALES                                  $          --    $          --

OPERATING EXPENSES                               589,269           41,978
-------------------------------------------------------------------------

LOSS FROM OPERATIONS                            (589,269)         (41,978)

OTHER INCOME                                       5,440               --
-------------------------------------------------------------------------

NET LOSS                                        (583,829)         (41,978)

ACCUMULATED DEFICIT, BEGINNING OF PERIOD      (2,219,490)      (2,085,156)
-------------------------------------------------------------------------
ACCUMULATED DEFICIT, END OF PERIOD         $  (2,803,319)   $  (2,127,134)
=========================================================================

NET LOSS PER BASIC AND DILUTED SHARE       $      (0.050)   $      (0.005)
=========================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING           11,756,714        9,143,279
=========================================================================


PL BRANDS INC.
Condensed Consolidated Statements of Cash Flows
========================================================================================

                                                            For the three months ending
                                                          ------------------------------
                                                          July 31, 2000    July 31, 1999
                                                          -------------    -------------
CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES
 Net loss from continuing operations                      $    (583,829)   $     (41,978)
 Non-cash shares in lieu of cash compensation                   499,000               --
 Changes in assets and liabilities affecting cash flows
   Accounts receivable - other                                   (4,378)              --
   Accounts payable                                              24,363           (1,952)
----------------------------------------------------------------------------------------
 Net cash (used for) provided by operating activities           (64,844)         (43,930)

 Net cash flows from discontinued operations                         --           46,036
----------------------------------------------------------------------------------------
                                                                (64,844)           2,106
----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Purchase of Intellectual Property,
   database and search engine                                  (500,000)              --
----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
 Net proceeds from sale of common stock                       2,445,323               --
----------------------------------------------------------------------------------------

NET INCREASE  IN CASH                                         1,880,479            2,106

CASH, BEGINNING OF PERIOD                                         3,039              415
----------------------------------------------------------------------------------------
CASH, ENDING OF PERIOD                                    $   1,883,518    $       2,521
========================================================================================

NON-CASH TRANSACTIONS
 Issuance of 1,500,000 common shares for
   services provided                                      $     748,500    $          --

 Issuance of 4,500,000 common shares for purchase of
   intellectual property, database and search engine      $   2,250,000    $          --

         PL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIIDATED FINANCIAL STATEMENTS

NOTE 1   UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying interim financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at July 31, 2000, the results of operations of the three month periods ended July 31, 1999 and 2000, and the cash flows for the three month periods ended July 31, 1999 and 2000. The results of operations for the three month period ended July 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ended April 30, 2001. Reference is made to the Company's Form 10-KSB for the year ended April 30, 2000. All amounts are U.S.$ except for the reference to Canadian $400,000 in the following paragraph.

      The Company's principal business was initially in development, production and marketing of private label prepared foods. Prior to January 1, 1994 the Company's activities were primarily limited to research and development of its business plan and recruitment of personnel. Full-time operations began in March 1994. On August 19, 1994 the Company purchased 100% of the outstanding shares of Alma Pack Bottling Corporation ("Alma Pack"). Until January 1998, Alma Pack's bottling business comprised the Company's principal operation. Under this strategy, the Company was never able to attain profitability and there continued to be a stockholders deficit. In 1998, the Company revised its strategy and sold all of the shares of Alma Pack Bottling Corporation and acquired all of the issued and outstanding shares (the "Gandalf Shares") of Gandalf Graphics Limited ("Gandalf") from Marcella Downey ("Downey") for Canadian $400,000 which was paid by issuing a promissory note to Downey for Canadian $400,000 (the "Note") with the principal due and payable on January 1, 2000. Gandalf provided digital pre-press services and digital print services. Pursuant to an agreement made as of May 1, 1999 wherein the Company acknowledged that it had not and would not repay the principal amount of the Note and any accrued and unpaid interest to Downey on January 1, 2000, the parties decided to resolve any controversy that would result from the inability of the Company to pay, and agreed that Downey return the Note to the Company
in exchange for the return of the Gandalf Shares.   During the fiscal year
ended April 30, 2000, the Company had no material business operations.

NOTE 2 - RECENT ACTIVITIES

     In May 2000, the Company entered into an agreement to acquire substantially all of the assets of Oth.net, Inc., a Florida corporation, as well as the Oth.net domain name, in exchange for 4,500,000 shares of the Company's Common Stock and $500,000, which funds were paid on June 30, 2000. Oth.net, Inc. is an internet based search engine for music on the world wide web. As a result, it is contemplated that there will be a change in the executive officers and directors of the Company. In addition, during the quarter ended July 31, 2000, the Company sold 1,000,000 and 756,000 restricted shares of Common Stock at $.50 and $3.00, respectively, to a total of nine investors for an aggregate consideration of $2,768,000 and issued an aggregate of 1,500,000 restricted shares of Common Stock to certain persons in connection with employment arrangements and other services rendered after April 30, 2000 and cash in the aggregate amount of $1,500. Such funds will be used for operations and development of the business resulting from the acquisition of substantially all of the assets of Oth.net, Inc.

     Pursuant to the agreement to acquire substantially all of the assets of Oth.net, Inc., the Company has recognized, in exchange for the 4,500,000 restricted shares of Common Stock, an asset of Intellectual Property identified as Proprietorship Information and Database. The Intellectual Property has been valued at $2,999,500. The final allocation between the asset and goodwill purchased has not been determined to date. Both the Intellectual Property and goodwill, if any, will be amortized over three years.

     During the same period of time as the purchase of the Oth.net domain name and Intellectual Property, an employment compensation arrangement was made between the Company and Richard Barbari who has been engaged by the Company. As enticement to join the Company, Mr. Barbari and his nominees purchased 1,000,000 restricted shares of the Company's Common Stock at $.001 per share. The deemed value and expense to the Company recognized was the same as the $.50 per share value for 1,000,000 shares sold in June 2000. Therefore, the Company has recognized an expense of $499,000 in connection with the stock purchased by Richard Barbari and his nominees.

     During the quarter ended July 31, 2000, the Company also issued 500,000 restricted shares of Common Stock to another party in connection with services rendered after April 30, 2000 in connection with the transaction discussed above. The deemed value to the Company recognized was the same as the $.50 per share value recognized in the stock compensation given to Richard Barbari, provided, however, that the deemed value has been capitalized as a cost of the acquisition and not expensed.

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

      The Company's principal business was initially in development, production and marketing of private label prepared foods. Prior to January 1, 1994 the Company's activities were primarily limited to research and development of its business plan and recruitment of personnel. Full-time operations began in March 1994. On August 19, 1994 the Company purchased 100% of the outstanding shares of Alma Pack Bottling Corporation ("Alma Pack"). Until January 1998, Alma Pack's bottling business comprised the Company's principal operation. Under this strategy, the Company was never able to attain profitability and the continued stockholders' deficiency raised doubt about the Company's ability to continue as a going concern.

     In 1998 the Company revised its strategy and sold all of the shares of Alma Pack and acquired all of the issued and outstanding shares (the "Gandalf Shares") of Gandalf Graphics Limited ("Gandalf") from Marcella Downey ("Downey") for Canadian $400,000 which was paid by issuing a promissory note to Downey for Canadian $400,000 (the "Note") with the principal due and payable on January 1, 2000. Gandalf provided digital pre-press services and digital print services. Pursuant to an agreement made as of May 1, 1999 wherein the Company acknowledged that it had not and would not repay the principal amount of the Note and any accrued and unpaid interest to Downey on January 1, 2000, the parties decided to resolve any controversy that would result from the inability of the Company to pay, and agreed that Downey return the Note to the Company in exchange for the return of the Gandalf Shares.

     From January 1998 through the end of the fiscal 1999, the business of Gandalf comprised the Company's principal operation. During the fiscal year ended April 30, 2000, the Company had no material business operations. See, however, "Result of Operations/Plan of Operation" below.

     Unless otherwise noted all information herein is given in U.S.
dollars.

Results of Operations/Plan of Operation

     In May 2000, the Company entered into an agreement to acquire substantially all of the assets of Oth.net, Inc., a Florida corporation, as well as the Oth.net domain name, in exchange for 4,500,000 shares of the Company's Common Stock and $500,000, which funds were paid on June 30, 2000. Oth.net, Inc. is an internet based search engine for music on the world wide web. As a result, it is contemplated that there will be a
change in executive officers and directors of the Company.   In addition,
during the quarter ended July 31, 2000, the Company sold 1,000,000 and 756,000 restricted shares of Common Stock at $.50 and $3.00, respectively, to a total of nine investors for an aggregate consideration of $2,768,000 and issued an aggregate of 1,500,000 restricted shares of Common Stock to certain persons in connection with employment arrangements and other services rendered after April 30, 2000 and cash in the aggregate amount of $1,500. Such funds will be used for operations and development of the business resulting from the acquisition of substantially all of the assets of Oth.net, Inc.

     Pursuant to the agreement to acquire substantially all of the assets of Oth.net, Inc., the Company has recognized, in exchange for the 4,500,000 restricted shares of Common Stock, an asset of Intellectual Property identified as Proprietorship Information and Database. The Intellectual Property has been valued at $2,999,500. The final allocation between the asset and goodwill purchased has not been determined to date. Both the Intellectual Property and goodwill, if any, will be amortized over three years.

     During the same period of time as the purchase of the Oth.net domain name and Intellectual Property, an employment compensation arrangement was made between the Company and Richard Barbari who has been engaged by the Company. As enticement to join the Company, Mr. Barbari and his nominees purchased 1,000,000 restricted shares of the Company's Common Stock at $.001 per share. The deemed value and expense to the Company recognized was the same as the $.50 per share value for 1,000,000 shares sold in June 2000. Therefore, the Company has recognized an expense of $499,000 in connection with the stock purchased by Richard Barbari and his nominees.

     During the quarter ended July 31, 2000, the Company also issued 500,000 restricted shares of Common Stock to another party in connection with services rendered after April 30, 2000 in connection with the transaction discussed above. The deemed value to the Company recognized was the same as the $.50 per share value recognized in the stock compensation given to Richard Barbari, provided, however, that the deemed value has been capitalized as a cost of the acquisition and not expensed.

     The Company had no sales from continuing operations for the three months ended July 31, 2000 and three months ended July 31, 1999. This was due to the disposal of Gandalf, the Company's only operating segment through the return of the Note to the Company in exchange for the return of the Gandalf Shares as of May 1, 1999. Operating expenses were approximately $589,000 and the loss from continuing operations and net loss both were approximately $584,000 for the three months ended July 31, 2000 compared to operating expenses, loss from continuing operations and net loss all of which were approximately $42,000 for the three months ended July 31, 1999. This change is primarily due to the recognition in the three month period ended July 31, 2000 of an expense of $499,000 in connection with the issuance of 1,000,000 shares described above to Richard Barbari and his nominees as well as an increase in other operating costs compared to the comparable period of 1999.

Liquidity and Capital Resources

     On July 31, 2000, the Company had cash and working capital of approximately $1,884,000 and $1,779,000, respectively, and stockholders' equity of approximately $4,779,000. See "Results of Operations/Plan of Operation" above for information on the funds received from investors during the quarter ended July 31, 2000.

     As a result of the acquisition of substantially all of the assets of Oth.net, Inc., the Company intends to expand the Oth.net business from primarily an internet based search engine for music on the world wide web to a more diverse digital entertainment business organization providing music, video and movie content on the internet. The Company is in the process of rewriting its web site and is developing new software that will be directed at the peer-to-peer environment.

     Management believes that Company funds are adequate to meet cash
requirements through at least the next twelve months.   However, such funds
together with any operating revenues that may be recognized may be insufficient to implement the business plan beyond that time. Thus, substantial additional capital will, in all likelihood, be needed in order to fund operations beyond that time. As of the date of this report, no assurance can be given that such funding will be available to the Company.

Forward-Looking Statements

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

             None.

Item 2.      Changes in Securities.

             In May 2000, the Company entered into an agreement to acquire substantially all of the assets of Oth.net, Inc., a Florida corporation, as well as the Oth.net domain name, in exchange for 4,500,000 shares of the Company's Common Stock and $500,000. Such transaction was completed as of July 21, 2000.

             During the quarter ended July 31, 2000, the Company sold an aggregate of 1,756,000 restricted shares of Common Stock to nine investors for an aggregate consideration of $2,768,000 and issued an aggregate of 1,500,000 restricted shares of Common Stock to certain persons in connection with employment arrangements and other services rendered after April 30, 2000 and cash in the aggregate amount of $1,500.

             All of the foregoing shares were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".


Item 3.      Defaults Upon Senior Securities.

             None.

Item 4.      Submission of Matters to a Vote of Security-Holders.

             None.

Item 5.      Other Information.

             None.

Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits.

                 27   Financial Data Schedule

             (b)  Reports on Form 8-K.

                 Listed below are reports on Form 8-K filed during the fiscal quarter ended July 31, 2000.

                 Form 8-K (dated July 21, 2000) - Items reported: 2, 5 and 7.

                         SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PL BRANDS, INC.
                                 (Registrant)


Dated: January 12, 2001          By: /s/Robert Brown
                                 Robert Brown,
                                 Vice President - Finance, Secretary,
                                 Treasurer (Principal Accounting and
                                 Financial Officer)