Form 10QSB
period 2000-10-31
PL BRANDS INC
filed 2001-01-26
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                    FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended OCTOBER 31, 2000

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

PART I - FINANCIAL INFORMATION

PL BRANDS, INC. AND SUBSIDIARIES


Index to Financial Information
Period Ended October 31, 2000
(Unaudited)



Item                                                    Page Herein

Item 1 -  Financial Statements:

Condensed Consolidated Balance Sheets                       3

Condensed Consolidated Statements of Earnings               4

Condensed Consolidated Statements of Cash Flows             5

Notes to Condensed Consolidated Financial Statements        6



Item 2 -  Management's Discussion and
          Analysis or Plan of Operation                     8

PL BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2000 AND OCTOBER 31, 2000

                                                           April 30,2000     October 31, 2000
                                                         ----------------    ----------------
ASSETS
Current assets:
   Cash and cash equivalents                             $          3,039    $      1,667,460
   Accounts receivable                                                 --              24,070
   Prepaid expenses                                                    --                 873
                                                         ----------------    ----------------
Total current assets                                                3,039           1,692,403

Office furniture and equipment                                         --              44,934
Less accumulated depreciation                                          --               2,150
                                                         ----------------    ----------------
Net fixed assets                                                       --              42,784
                                                         ----------------    ----------------

Intellectual Property, net
    Proprietary Information Database and Search Engine                 --           2,666,222
                                                         ----------------    ----------------
        Total assets                                     $          3,039    $      4,401,409
                                                         ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable - trade                              $         84,480    $         58,084
   Salaries and vacation payable                                       --              45,055
   Accrued payroll taxes                                               --              36,206
                                                         ----------------    ----------------
Total current liabilities                                          84,480             139,345
                                                         ----------------    ----------------

SHAREHOLDERS' EQUITY (DEFICIT)
Common Stock                                                        9,143              16,899
Additional paid-in capital                                      2,128,906           7,564,973
Accumulated Deficit                                            (2,219,490)         (3,319,808)
                                                         ----------------    ----------------
Total shareholders' equity (deficit)                              (81,441)          4,262,064
                                                         ----------------    ----------------
    Total liabilities and shareholders' equity           $          3,039    $      4,401,409
                                                         ================    ================


PL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999

                                          For the three months ended         For the six months ended
                                                  October 31,                       October 31,
                                        ------------------------------    ------------------------------
                                             2000             1999             2000             1999
                                        -------------    -------------    -------------    -------------
Net sales                                      18,430               --    $      18,430               --

Operating expenses                            558,793           78,055        1,148,062          120,033
                                        -------------    -------------    -------------    -------------
Loss before other income (expenses)          (540,363)         (78,055)      (1,129,632)        (120,033)
                                        -------------    -------------    -------------    -------------

Other income (expenses)                        23,874               --           29,314               --
                                        -------------    -------------    -------------    -------------
Loss from operations                         (516,489)         (78,055)      (1,100,318)        (120,033)
                                        -------------    -------------    -------------    -------------
                                        -------------    -------------    -------------    -------------
Net earnings (loss)                     $    (516,489)   $     (78,055)   $  (1,100,318)   $    (120,033)
                                        =============    =============    =============    =============

Accumulated deficit - beginning            (2,803,319)      (2,127,134)      (2,219,490)      (2,085,156)

Accumulated deficit - ending            $  (3,319,808)   $  (2,205,189)   $  (3,319,808)   $  (2,205,189)
                                        =============    =============    =============    =============

Net loss per basic and diluted shares   $       (0.03)   $       (0.01)   $       (0.08)   $       (0.01)
                                        =============    =============    =============    =============

Weighted average shares outstanding        16,899,279        9,143,279       14,313,948        9,143,279
                                        =============    =============    =============    =============

PL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999


                                                                                   For the six months ended
                                                                                          October 31,
                                                                                 ----------------------------
                                                                                     2000            1999
                                                                                 ------------    ------------
OPERATING ACTIVITIES
Net loss                                                                         $ (1,100,318)   $    (96,600)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Common shares issued in lieu of cash compensation                               500,000              --
      Depreciation and amortization                                                   335,427              --
      Changes in operating assets and liabilities:
         Accounts receivable - other                                                       --         130,405
         Prepaid expenses                                                                (873)
         Accounts receivable                                                          (24,070)             --
         Accounts payable                                                             (26,396)        (28,848)
         Accrued salaries payable                                                      45,056              --
         Accrued payroll taxes                                                         36,206              --
                                                                                 ------------    ------------
Net cash used in operating activities                                                (234,968)          4,957

INVESTING ACTIVITIES
    Purchase of intellectual property - Oth.net                                      (500,000)             --
    Purchase of office furniture and equipment                                        (44,934)             --
                                                                                 ------------    ------------
    Net cash used in investing activities                                            (544,934)             --
                                                                                 ------------    ------------

FINANCING ACTIVITIES
    Net proceeds from sale of Common Stock                                          2,444,323          (3,981)
                                                                                 ------------    ------------
    Net cash provided by financing activities                                       2,444,323          (3,981)
                                                                                 ------------    ------------

Increase/(decrease) in cash                                                         1,664,421             976
Cash at the beginning of the period                                                     3,039             415
                                                                                 ------------    ------------
Cash at the end of the period                                                    $  1,667,460    $      1,391
                                                                                 ============    ============

NON-CASH TRANSACTIONS
    Issuance of 1,500,000 common shares for services provided                    $    748,500              --

    Issuance of 4,500,000 common shares for purchase of intellectual property,   $  2,250,000              --
      database and search engine


         PL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying interim financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at October 31, 2000, the results of operations of the three and six month periods ended October 31, 1999 and 2000, and the cash flows for the six month periods ended October 31, 1999 and 2000. The results of operations for the three and six month periods ended October 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ended April 30, 2001. Reference is made to the Company's Form 10-KSB for the year ended April 30, 2000. All amounts are U.S.dollars except for the reference to Canadian $400,000 in the following paragraph.

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

NOTE 2 - ACQUISITION OF ASSETS

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

     During the quarter ended July 31, 2000, the Company also issued 500,000 restricted shares of Common Stock to another party in connection with services rendered after April 30, 2000 in connection with the transaction discussed above. The deemed value to the Company recognized was the same as the $.50 per share value for 1,000,000 shares sold in June 2000, provided, however, that the deemed value has been capitalized as a cost of the acquisition and not expensed.

     Pro forma results of operations are as follows and include adjustments for amortization of intangible assets, salaries under employment agreements and the sale of stock as if the aforesaid transactions occurred as of May 1, 1999:

                                   Six months ended    Six months ended
                                   October 31, 2000    October 31, 1999

Revenue                               $        44,359     $   135,234
Net loss                              $      (859,047)    $ 1,179,111)

Basic and diluted net loss per share  $         (0.05)    $     (0.07)

Shares outstanding                         16,899,279      16,899,279

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

     During the quarter ended July 31, 2000, the Company also issued 500,000 restricted shares of Common Stock to another party in connection with services rendered after April 30, 2000 in connection with the transaction discussed above. The deemed value to the Company recognized was the same as the $.50 per share value for 1,000,000 shares sold in June 2000, provided, however, that the deemed value has been capitalized as a cost of the acquisition and not expensed.

     The Company reported sales from operations for the three and six months ended October 31, 2000 and 1999 of approximately $18,000 and $0, respectively. The revenue for the three and six months ended October 31, 2000 was derived from banner advertising. The source of the advertising revenue was from the operations of Oth.net, Inc. There were no comparable sales during the three and six months ended October 31, 1999 due to the return of the Note to the Company in exchange for the return of the Gandalf Shares as of May 1, 1999. Operating expenses were approximately $560,000 and $80,000 for the three months ended October 31, 2000 and 1999, respectively. The majority of the expenses for the three months ended October 31, 2000 were primarily amortization, contract labor and payroll. Expenses for the three months ended October 31, 1999 were primarily consulting fees and payroll. The Company also had interest income of approximately $24,000 and $29,000 for the three and six months ended October 31, 2000, respectively. Operating expenses for the six months ended October 31, 2000 and 1999 were approximately $1,148,000 and $120,000, respectively. For the six months ended October 31, 2000, the Company recognized an expense of $499,000 in connection with the issuance of 1,000,000 shares described above to Richard Barbari and his nominees as well as $335,000 from depreciation and amortization.  The remaining increase in other operating costs compared to the
comparable period of 1999 were primarily contract labor and payroll.   For the
three months ended October 31, 2000 and 1999, the Company had a loss from
continuing operations of approximately $516,000 and $78,000, respectively.   For
the six months ended October 31, 2000 and 1999, the Company had a loss from continuing operations of approximately $1,100,000 and $120,000, respectively

Liquidity and Capital Resources

     On October 31, 2000, the Company had cash and working capital of approximately $1,670,000 and $1,553,000, respectively, and stockholders' equity of approximately $4,262,000. See "Results of Operations/Plan of Operation" above for information on the funds received from investors during the quarter ended July 31, 2000.

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

     Management believes that the Company funds are adequate to meet cash
requirements through at least the next twelve months.   However, such funds
together with any operating revenues that may be recognized may be insufficient to implement the business plan beyond that time. Thus, substantial additional capital will, in all likelihood, be needed in order to fund operations beyond that time. As of the date of this report, no assurance can be given that such funding will be available to the Company.

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

             None.

Item 5.      Other Information.

             None.

Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits.

                 27   Financial Data Schedule

             (b)  Reports on Form 8-K.

                 Listed below are reports on Form 8-K filed during the fiscal quarter ended October 31, 2000.

                      None.

                         SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PL BRANDS, INC.
                                 (Registrant)


Dated: January 26, 2001          By: /s/Robert Brown
                                 Robert Brown,
                                 Vice President - Finance, Secretary,
                                 Treasurer (Principal Accounting and
                                 Financial Officer)