Form 10QSB
period 2001-01-31
PL BRANDS INC
filed 2001-03-15
CIK 930817

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended:  January 31, 2001

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to _______

                        Commission File Number: 0-26454


                                PL Brands, Inc.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                          98-0142664
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

        421 North Wabasha Street, Suite 260, St. Paul, Minnesota 55102
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (651) 291-2993

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---     ---

                        PL BRANDS, INC. AND SUBSIDIARIES
                         QUARTER ENDED JANUARY 31, 2000
                                     INDEX

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of January 31, 2001 (unaudited)
          and April 30, 2000 (audited)                                                      3

          Condensed Consolidated Statements of Earnings for the three months
          and nine months ended January 31, 2001 (unaudited) and 2000 (unaudited)           4

          Condensed Consolidated Statements of Cash Flows for the nine months ended
          January 31, 2000 (unaudited) and 1999 (unaudited)                                 5

          Notes to Condensed Consolidated Financial Statements                              6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                       8-12



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                  13

SIGNATURES                                                                                 14

PL Brands, Inc.
Condensed Consolidated Balance Sheets

                                                      January 31, 2001   April 30, 2000
                                                      ----------------   --------------
Assets
Current assets:
 Cash and cash equivalents                              $ 1,020,008       $     3,039
 Accounts receivable                                         15,132
 Prepaid expenses                                            55,875
                                                        -----------       -----------
Total current assets                                      1,091,015             3,039
                                                        -----------       -----------

Office furniture and equipment                               49,489
Less accumulated depreciation                                 4,910
                                                        -----------       -----------
Net fixed assets                                             44,579               -
                                                        -----------       -----------

Intellectual Property, net
 Proprietory Information Database and Search Engine       2,416,267
                                                        -----------       -----------
  Total assets                                          $ 3,551,861       $     3,039
                                                        ===========       ===========

Liabilities and shareholders' equity (deficit)
Current liabilities:
 Accounts payable - trade                               $   123,371       $    84,480
 Salaries and vacation payable                               18,000
 Accrued payroll taxes                                        8,178
                                                        -----------       -----------
Total current liabilities                                   149,549            84,480
                                                        -----------       -----------

Shareholders' equity (deficit)
Common Stock                                                 16,899             9,143
Additional paid-in capital                                7,564,973         2,128,906
Accumulated Deficit                                      (4,179,560)       (2,219,490)
                                                        -----------       -----------
Total shareholders' equity (deficit)                      3,402,312           (81,441)
                                                        -----------       -----------
   Total liabilities and shareholders' equity           $ 3,551,861       $     3,039
                                                        ===========       ===========

PL Brands, Inc.
Condensed Consolidated Statements of Earnings

                                         For the three months ended     For the nine months ended
                                                 January 31,                   January 31,
                                         --------------------------    --------------------------
                                             2001           2000           2001           2000
                                         -----------    -----------    -----------    -----------
Net sales                                $    10,352    $         -    $    28,782    $         -

Operating expenses:
 Amortization                                249,955                       583,233
 General and administrative                  625,038                     1,415,822
 Other                                        11,926         19,011         35,926        139,044
                                         -----------    -----------    -----------    -----------
    Total operating expenses                 886,919         19,011      2,034,981        139,044
                                         -----------    -----------    -----------    -----------
Loss before other income (expenses)         (876,567)       (19,011)    (2,006,199)      (139,044)
                                         -----------    -----------    -----------    -----------

Other income (expenses)                       16,815         21,225         46,129         21,225
                                         -----------    -----------    -----------    -----------
Net earnings (loss)                      $  (859,752)   $     2,214    $(1,960,070)   $  (117,819)
                                         ===========    ===========    ===========    ===========

Accumulated deficit - beginning           (3,319,808)    (2,205,189)    (2,219,490)    (2,085,156)

Accumulated deficit - ending             $(4,179,560)   $(2,202,975)   $(4,179,560)   $(2,202,975)
                                         ===========    ===========    ===========    ===========

Net loss per basic and diluted shares    $     (0.05)   $         -    $     (0.13)   $     (0.01)
                                         ===========    ===========    ===========    ===========
Weighted average shares outstanding       16,899,279      9,143,279     15,175,726      9,143,279
                                         ===========    ===========    ===========    ===========

PL Brands, Inc.
Condensed Consolidated Statements of Cash Flows


                                                                            For the nine months ended
                                                                                   January 31,
                                                                       -----------------------------------
                                                                           2001                   2000
                                                                       -----------             -----------
Operating activities
Net loss                                                               $(1,960,070)           $ (117,819)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Common shares issued in lieu of cash compensation                    500,000
      Depreciation and amortization                                        588,145
      Net cash flows from discontinued operations                                                150,306

      Changes in operating assets and liabilities:
         Prepaid expenses                                                  (55,877)
         Accounts receivable                                               (15,132)
         Accounts payable                                                   38,891               (31,099)
         Accrued salaries payable                                           18,000
         Accrued payroll taxes                                               8,178
                                                                       -----------            ----------
Net cash used in operating activities                                     (877,865)                1,388
                                                                       -----------            ----------

Investing activities
   Purchase of intellectual property - Oth.net                            (500,000)
   Purchase of office furniture and equipment                              (49,489)
                                                                       -----------            ----------
   Net cash used in investing activities                                  (549,489)                    -
                                                                       -----------            ----------

Financing activities
   Net proceeds from sale of Common Stock                                2,444,323
                                                                       -----------            ----------
   Net cash provided by financing activities                             2,444,323                     -
                                                                       -----------            ----------
Increase/(decrease) in cash                                              1,016,969                 1,388
Cash at the beginning of the period                                          3,039                   415
                                                                       -----------            ----------
Cash at the end of the period                                          $ 1,020,008            $    1,803
                                                                       ===========            ==========

NON-CASH TRANSACTIONS
   Issuance of 1,500,000 common shares for services provided           $   748,500                     -

   Issuance of 4,500,000 common shares for purchase of intellectual
     property, database and search engine                              $ 2,250,000                     -


NOTE 1 - UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying interim condensed financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at January 31, 2001, the results of operations for the three and nine month periods ended January 31, 2000 and 2001, and the cash flows for the nine month periods ended January 31, 2000 and 2001. The results of operations for the three and nine month periods ended January 31, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending April 30, 2001. Reference is made to the Company's Form 10-KSB for the year ended April 30, 2000. All amounts are U.S. dollars except for the reference to Canadian $400,000 in the following paragraph.

NOTE 2 - DESCRIPTION OF BUSINESS

     The Company's principal business was initially in development, production and marketing of private label prepared foods. Prior to January 1, 1994 the Company's activities were primarily limited to research and development of its business plan and recruitment of personnel. Full-time operations began in March 1994. On August 19, 1994 the Company purchased 100% of the outstanding shares of Alma Pack Bottling Corporation ("Alma Pack"). Until January 1998, Alma Pack's bottling business comprised the Company's principal operation. Under this strategy, the Company was never able to attain profitability and there continued to be a stockholders deficit which raised doubt about the Company's ability to continue as a going concern. In 1998, the Company revised its strategy and sold all of the shares of Alma Pack for approximately $142,000 and acquired all of the issued and outstanding shares (the "Gandalf Shares") of Gandalf Graphics Limited ("Gandalf") from Marcella Downey ("Downey") which was paid by issuing a promissory note to Downey in the aggregate amount of Canadian $400,000 (the "Note") with the principal due and payable on January 1, 2000. Gandalf's primary business was as a provider of digital pre-press services and digital print services. From January 1998 through the end of fiscal 1999, the Company's business activities consisted primarily of the Gandalf business. Pursuant to an agreement made as of May 1, 1999, wherein the parties mutually agreed to rescind the Gandalf transaction, the parties agreed that Downey would return the Note to the Company in exchange for the return of the Gandalf Shares. During the fiscal year ended April 30, 2000, the Company had no material business operations.

     In May 2000, the Company entered into an agreement (the "Oth.net Agreement") to acquire substantially all of the assets of Oth.net, Inc., a Florida corporation, as well as the Oth.net domain name, in exchange for 4,500,000 shares of the Company's Common Stock and cash in the aggregate amount of $500,000. The parties are in the process of finalizing an agreement to confirm certain aspects of this transaction. The primary asset of Oth.net, Inc. was an Internet based search engine for music on the world wide web.

     Pursuant to the terms of the Oth.net Agreement, the Company has recognized, in exchange for the 4,500,000 shares of Common Stock, an asset of intellectual property (the "Intellectual Property"). The Intellectual Property has been valued at $2,999,500. The final allocation between the asset and goodwill purchased has not been determined to date. Both the Intellectual Property and goodwill, if any, will be amortized over three years.

     In June 2000, the Company also issued 500,000 shares of Common Stock to Eagle Ridge Partners in exchange for services rendered in connection with the acquisition of Oth.net, Inc. and cash in the aggregate amount of $500. The deemed value of these shares was $250,000 and has been capitalized as a cost of the acquisition and not expensed.

     As a result of the acquisition of substantially all of the assets of Oth.net, Inc., the Company intends to expand the Oth.net business beyond its primary business or providing an Internet based search engine for music on the world wide web into a more diverse digital entertainment business organization providing music, video and movie content on the Internet. The Company is in the process of rewriting its web site and is developing new software that will be directed at the peer-to-peer environment.

     During the quarter ended July 31, 2000, the Company issued, in separate transactions to a total of nine investors, (1) 1,000,000 shares of Common Stock for an aggregate purchase price of $500,000, and (2) 756,000 shares of Common Stock for an aggregate purchase price of $2,268,000 These funds, together with the proceeds from other capital raising activities, will be used for operations and development and implementation of the Company's business strategy.

     In August 2000, an employment compensation arrangement was finalized between the Company and Richard Barbari. The term of employment under the agreement is two years and provides that Mr. Barbari will serve as the Company's Chief Executive Officer. The agreement also provides that, in the event of a "change in control" as defined in the agreement, the Company shall pay Mr. Barbari an amount equal to one year's base salary. In addition, upon the occurrence of certain termination events, Mr. Barbari would be entitled to the pro rata portion of any applicable bonus for the then current year. Mr. Barbari is subject to noncompetitive, nonsolicitation and nondisclosure covenants under his employment agreement. As an incentive to join the Company, Mr. Barbari and his nominees were offered the right to purchase 1,000,000 shares of the Company's Common Stock for an aggregate purchase price of $1,000. The deemed value of these shares was $500,000 and the compensation expense recognized by the Company in connection with the issuance of these shares was $499,000.

     The following unaudited pro forma results of operations combine the results of operations for PL Brands for the nine months ended January 31, 2001 and 2000, with the results of operations of Oth.net, Inc. for the same period and gives effect to the acquisition as if it had occurred on April 30, 1999.

     This unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations in future periods or the results that actually would have been realized had PL Brands and Oth.net, Inc. been a combined company during the period presented.

                                         Nine months ended    Nine months ended
                                         January 31, 2001     January 31, 2000
                                         -----------------    -----------------
Revenue                                     $    46,577          $   224,134
Net loss                                    $(1,732,504)         $(1,438,376)

Basic and diluted net loss per share        $     (0.10)         $     (0.09)

Shares outstanding                           16,899,279           16,899,279

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussions should be read in conjunction with the Financial Information and Notes thereto included in this report.

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

     Prior to January 1, 1994, the Company's principal business consisted of the development, production and marketing of private label prepared foods. Prior to that time, the Company's activities were primarily limited to research and development of its business plan and recruitment of personnel. The Company commenced operations in March 1994. On August 19, 1994 the Company purchased 100% of the outstanding shares of Alma Pack Bottling Corporation ("Alma Pack"). Until January 1998, Alma Pack's bottling business comprised the Company's principal operation. Under this strategy, the Company was never able to attain profitability and the continued stockholder's deficiency raised doubt about the Company's ability to continue as a going concern.

     In 1998 the Company revised its business strategy and sold all of the shares of Alma Pack for approximately $142,000 and acquired all of the issued and outstanding shares (the "Gandalf Shares") of Gandalf Graphics Limited ("Gandalf") from Marcella Downey ("Downey") for Canadian $400,000 which was paid by issuing a promissory note to Downey for Canadian $400,000 (the "Note") with the principal due and payable on January 1, 2000. Gandalf's primary business was as a provider of digital pre-press services and digital print services. From January 1998 through the end of fiscal 1999, the Company's business activities consisted primarily of the Gandalf business. Pursuant to an agreement made as of May 1, 1999, wherein the parties mutually agreed to rescind the Gandalf acquisition, the parties agreed that Downey would return the Note to the Company in exchange for the return of the Gandalf Shares.

     During the fiscal year ended April 30, 2000, the Company had no material business operations. Since that time, the Company has acquired Oth.net, Inc., a Florida corporation, ("Oth.net"), completed a restructuring and is pursuing a new business strategy as an online digital entertainment site for exchanging electronic files, with an emphasis on entertainment content.

Results of Operations

     The Company reported sales from operations for the three and nine months ended January 31, 2001 of approximately $10,000 and $29,000, respectively. The Company had no revenue for the comparable periods in the prior year.

     Operating expenses were approximately $886,000 and $2,035,000 for the three and nine months ended January 31, 2001, respectively, and were comprised primarily of amortization, contract labor and payroll. This compared to operating expenses of approximately $19,000 and $139,000 for the comparable periods in the prior year. The significant increase was primarily attributable to the acquisition of Oth.net and the subsequent development of the new business strategies. For the nine months ended January 31, 2001, the Company recognized an expense of $499,000 in connection with the issuance of 1,000,000 shares of its Common Stock to Richard Barbari and his nominees as well as $588,000 from depreciation and amortization. The remaining increase in operating expenses consisted primarily of contract labor and payroll costs.

     The Company had interest income of approximately $17,000 and $46,000 for the three and nine months ended January 31, 2001, respectively. The Company had no interest income for the comparable periods in the prior year.

     For the three months ended January 31, 2001 and 2000, the Company had a net loss of approximately $860,000 and net income of $2,000, respectively. For the nine months ended January 31, 2001 and 2000, the Company had a net loss of approximately $1,960,000 and $118,000, respectively. The increase in net loss is primarily due to an increase in operating expenses resulting from the acquisition of Oth.net.

Liquidity and Capital Resources

     On January 31, 2001, the Company had cash and working capital of approximately $1,020,000 and $941,000, respectively. The Company's primary source of liquidity has been cash provided through equity offerings and interest income.

     In May 2000, the Company entered into an agreement (the "Oth.net Agreement") to acquire substantially all of the assets of Oth.net, as well as the Oth.net domain name, in exchange for 4,500,000 shares of the Company's Common Stock and cash in the aggregate amount of $500,000. The parties are in the process of finalizing an agreement to confirm certain aspects of this transaction. The Oth.net assets included certain intellectual property which has been valued at $2,999,500. The final allocation between the asset and goodwill purchased has not been determined to date. Both the intellectual property and goodwill, if any, will be amortized over three years.

     During the quarter ended July 31, 2000, the Company issued 500,000 shares of Common Stock to Eagle Ridge Partners in exchange for services rendered in connection with the acquisition of Oth.net and cash in the aggregate amount of $500. The deemed value of these shares was $250,000 and has been capitalized as a cost of the acquisition and not expensed.

     During the quarter ended July 31, 2000, the Company also issued, in separate transactions to a total of nine investors, (1) 1,000,000 shares of Common Stock for an aggregate purchase price of $500,000, and (2) and 756,000 shares of Common Stock for an aggregate purchase price of $2,268,000. These funds will be used for operations and development of the Company's business strategy.

     In August 2000, an employment compensation arrangement was finalized between the Company and Richard Barbari. The term of employment under the agreement is two years and provides that Mr. Barbari will serve as the Company's Chief Executive Officer. The agreement also provides that, in the event of a "change in control" as defined in the agreement, the Company shall pay Mr. Barbari an amount equal to one year base salary. In addition, upon the occurrence of certain termination events, Mr. Barbari would be entitled to the pro rata portion of any applicable bonus for the then current year. Mr. Barbari is subject to noncompetitive, nonsolicitation and nondisclosure covenants under his employment agreement. As an incentive to join the Company, Mr. Barbari and his nominees were offered the right to purchase 1,000,000 shares of the Company's Common Stock for an aggregate purchase price of $1,000. The deemed value of these shares was $500,000 and the compensation expense recognized by the Company in connection with the issuance of these shares was $499,000.

     Cash used in operating activities was approximately $879,000 for the nine months ended January 31, 2001 which was primarily the result of a loss of $1,960,000. This loss was partially offset by noncash charges totaling $1,088,000 for depreciation, amortization and compensation. This compares to a source of $1,000 for the nine months ended January 31, 2000, which was primarily related to a loss of $118,000, offset by changes in current assets and liabilities. For the nine months ended January 31, 2001, the company also obtained $2,444,000 from financing activities from the sale of common stock, and used $550,000 in investing activities, primarily for the purchase of Oth.net, Inc.

     Management believes that the Company's funds are adequate to meet cash requirements through at least the next six months. However, such funds together with any operating revenues that may be recognized may be insufficient to implement the business plan beyond that time. Thus, substantial additional capital will, in all likelihood, be needed in order to fund operations beyond that time. Management is currently contemplating raising additional capital in the next three to six months that will be used to complete the software development, build the management team and take the Company through a phased launch. Management has had discussions with certain parties and investment banking firms concerning capital raising alternatives, but as of the date hereof none of these discussions have advanced beyond the preliminary stage.

Other Factors Affecting our Operating Results

     The following risk factors and other information included in this Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

We May Need to Raise Additional Capital, Which May Not Be Available

     We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

     .   Enhance our infrastructure and leveragable assets;
     .   Hire, train and retain employees;
     .   Respond to competitive pressures or unanticipated requirements; or
     .   Pursue acquisition opportunities.

     Our failure to do any of these things could seriously harm our operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Evaluating Our Business is Difficult Because We Do Not Have an Operating History

     PL Brands was formed in August 1990 and began operations in March 1994. We have recently completed a restructuring and have not yet begun to implement our new business strategy. As a result, we do not have an operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as online commerce, using new and unproven business models. To address these risks and uncertainties, we must, among other things:

     .   attract leading sellers and consumers to the Oth.net service;

     . maintain and enhance our brand, and expand our product and service offerings;

     .   attract, integrate, retain and motivate qualified personnel; and

     .   adapt to meet changes in our markets and competitive developments.

     We may not be successful in accomplishing these objectives.

We Are Not Profitable and Will Continue to Incur Losses

     We have not achieved profitability and will continue to incur losses. We expect to increase significantly our operating expenses in order to increase our customer base, enhance our brand image and support our growing infrastructure. For us to make a profit, our revenues and gross profit margins will need to increase sufficiently to cover these and other future costs. Otherwise, we may not achieve profitability.

Our Business Model is Relatively Novel and Unproven

     The Oth.net service is based on a relatively novel and unproven business model. We will be successful only if consumers adopt and actively use this service. It is difficult to predict the degree, if at all, to which consumers will use the Oth.net service over time.

     Many of the factors influencing consumers' willingness to use the Oth.net service are outside our control. For example, a breach of security on the Internet, even if we were not involved, could make consumers unwilling to place orders online with a credit card. Also, recent adverse publicity surrounding the recording industry's opposition to file sharing services may affect consumers' willingness to use our service. Consequently, it is possible that consumers may not utilize the Oth.net service to the degree necessary for us to achieve profitability.

If We Lose Our Key Personnel or Cannot Recruit Additional Personnel, Our Business May Suffer

     Competition for personnel with experience in Internet commerce is intense. We depend on the continued services and performance of our executive officers and other key personnel. We do not have "key person" life insurance policies. If we do not succeed in attracting new employees or retaining and motivating current and future employees or executive officers, our business could suffer significantly.

Intense Competition Could Reduce Our Market Share and Harm Our Financial Performance

     We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, America Online, Microsoft and Yahoo!, who could choose to compete with us either directly or indirectly through affiliations with other e-commerce companies. Other large companies with strong brand recognition, technical expertise and experience in Internet commerce could also seek to compete with us.

     Many of our potential competitors, including Internet directories and search engines and large traditional retailers, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than we have. Some of these competitors may be able to secure products and services on more favorable terms than we can. In addition, many of these competitors may be able to devote significantly greater resources to: (1) marketing and promotional campaigns, (2) attracting traffic to their Web sites, (3) attracting and retaining key employees, (4) securing vendors and inventory and (5) Web site and systems development.

     Increased competition could result in reduced operating margins and loss of market share and could damage our brand. There can be no assurance that we will be able to compete successfully or that competition will not have a material adverse effect on our business, results of operations and financial condition.

We May Not Be Able to Keep Up with Rapid Technological and Other Changes

     The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the emerging nature of the Internet and the apparent need of companies from many industries to offer Internet-based products and services. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service in response to competitive service and product offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure.

Online Security Breaches Could Harm Our Business

     The secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in the Oth.net service. Substantial or ongoing security breaches on our system or other Internet-based systems could significantly harm our business. As we implement the Oth.net service, we intend to require buyers to guarantee their offers with their credit card, either online or through our toll-free telephone service. We expect to rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer transaction data.

     We cannot guarantee that our security measures will prevent security breaches. A party that is able to circumvent our security systems could steal proprietary information or cause significant interruptions in our operations. For instance, several major Web sites have experienced significant interruptions as a result of improper direction of excess traffic to those sites, and computer viruses have substantially disrupted e-mail and other functionality in a number of countries, including the United States. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

     We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet and, therefore, the Oth.net service as a means of conducting commercial transactions.

Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements and information that reflect the Company's expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "plan," "intend" and "expect" and similar expressions, as they relate to PL Brands for its management, are intended to identify such forward-looking statements. These forward looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's need for additional capital, the Company's lack of an operating history, the fact that the Oth.net business model is unproven, rapid technological changes in the electronic commerce market and the other factors discussed under "Risk Factors." Except as required by the Federal Securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or for any other reason.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.


          (a)  Exhibits

          The following exhibits are filed with this report:

          Exhibit No.    Description
          -----------    -----------

          2.1            Agreement dated as of May 1, 1999 by and between Private Label
                         Brands Canada Inc. and Marcella Downey.
          2.2            Form of Confirmation Agreement by and between PL Brands, Inc.
                         (the "Company"), Oth.net, Inc. and Christopher Pearson.
          4.1            Form of Subscription Agreement between the Company and nine investors entered into at various times during the quarter ended
                         July 31, 2000.
          4.2            Form of Investment Agreement executed by Richard A. Barbari and his nominees and Eagle Ridge Partners during the quarter ended
                         July 31, 2000.
          10.1           Employment Agreement between the Company and Richard Barbari dated as of August 21, 2000.

          (b)  Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the fiscal quarter ended January 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PL BRANDS, INC.

Dated: March 15, 2001                  By: /s/Richard A. Barbari
                                        ___________________________
                                        Richard A. Barbari
                                        Chief Executive Officer