Form 10KSB
period 2001-04-30
OTHNET INC
filed 2001-08-10
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
                Washington, DC  20549


                     FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended APRIL 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


            Commission file number 0-26454

                      OTHNET, INC.
      (Name of Small Business Issuer in Its Charter)

Delaware                                        98-0142664
(State or other jurisdiction              (I.R.S. Employer
of incorporation or                         Identification
organization)                                      Number)

The First National Bank Building
332 Minnesota Street, Suite 100 North
St. Paul, Minnesota                                  55101
(Address of principal                           (Zip Code)
executive offices)

Issuer's telephone number, including area code: (651) 291-2993

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

                    Yes   X       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $25,455

As of July 25, 2001, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (12,414,274) was approximately $37,243,000. The number of shares outstanding of the Common Stock ($.001 par value) of the Issuer as of the close of business on July 25, 2001 was 16,949,279.

Documents Incorporated by Reference:  None

         Forward-Looking Statements

     This Form 10-KSB contains certain forward-looking statements and information that reflect the Company's expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this Form 10-KSB, the words "anticipate", "believe", "estimate", "plan," "intend" and "expect" and similar expressions, as they relate to Othnet, Inc. for its management, are intended to identify such forward-looking statements. These forward looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's need for additional capital, the Company's lack of an operating history, the fact that the Oth.net business model is unproven, rapid technological changes in the electronic commerce market and the other factors discussed under Part II, Item 6, "Management's Discussion and Analysis or Plan of Operation". Except as required by the Federal Securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.


                   PART I

Item 1.  Description of Business.

Introduction

     Othnet, Inc. (the "Company") was originally incorporated under the name "Malone Road Investments, Ltd." on August 6, 1990 in the Isle of Man. The Company was redomesticated in the Turks and Caicos Islands on April 21, 1992, and subsequently domesticated as a Delaware corporation on May 12, 1994. Pursuant to Delaware law the Company is deemed to have been incorporated in Delaware as of August 6, 1990. The Company changed its name to PL Brands, Inc. on June 6, 1994 and changed its name to Othnet, Inc. on March 23, 2001.

     Unless the context otherwise requires, all references herein to the "Company" or "Othnet" refer to Othnet, Inc. and its consolidated subsidiaries. Prior to January 1, 1994, the Company's principal business consisted of the development, production and marketing of private label prepared foods. Prior to that time, the Company's activities were primarily limited to research and development of its business plan and recruitment of personnel. The Company commenced operations in March 1994. On August 19, 1994 the Company purchased 100% of the outstanding shares of Alma Pack Bottling Corporation ("Alma Pack"). Until January 1998, Alma Pack's bottling business comprised the Company's principal operation. Under this strategy, the Company was never able to attain profitability and the continued stockholder's deficiency raised doubt about the Company's ability to continue as a going concern.

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

The Othnet Acquisition

     In May 2000, the Company entered into an agreement to acquire substantially all of the assets of Oth.net, as well as the Oth.net domain name, in exchange for 4,500,000 shares of the Company's Common Stock and $500,000, which funds were paid on June 30, 2000. At that time, Oth.net, Inc. was an internet based search engine for music on the world wide web. In addition, during the quarter ended July 31, 2000, the Company sold 1,000,000 and 756,000 restricted shares of Common Stock at $.50 and $3.00, respectively, to a total of nine investors for an aggregate consideration of $2,768,000, a portion of which was used to fund the acquisition.

     As a result of such acquisition, the Company intends to expand the Oth.net business from primarily an internet based search engine for music on the world wide web to a more diverse digital entertainment site for exchanging electronic files, with an emphasis on entertainment content. The Company is in the process of rewriting its web site and is developing new software that will be directed at the peer-to-peer environment. Subsequent to the fiscal year end, the Company released the alpha version of its product (see Part, I, Item 1, "Business
Description of Othnet - Alpha and Beta Testing").   No
assurance can be given that the Company's business will prove to be successful or that it will be able to operate profitably.

Business Description of Othnet

     General

     Othnet intends to be a distributed peer-to-peer
information-sharing technology company offering digital entertainment applications for the Internet. Founded in 1998 and building on its popular MP3 search engine, Othnet is in the process of
creating P2P file sharing technology incorporating digital
rights management.  Othnet Exchange, which is the Company's
client application and multimedia search and file-sharing tool, is based on this new technology.  By combining Othnet Exchange with industry leading digital rights management and music
search-recommendation technologies supplied by Savage Beast
Technologies Incorporated (See Part I, Item 1, "Agreement with
Savage Beast Technologies"), the Company intends to create a superior distribution system for music and digital
entertainment.  Othnet plans to leverage its new technology by licensing it to market leaders in the digital music industry and by imbedding it in a new branded consumer digital music
destination on the world wide web at www.othnet.com.   No such
licensing arrangements have been reached to date and no assurance can be given that the Company will be able to enter into any such arrangements.

     Othnet intends to be the premier technology for legal music file sharing on the Internet. By building technology that respects digital rights, the Company intends to position itself as a partner to the music industry. Othnet's philosophy emphasizes consumer convenience, security and ease of use.
The Company currently anticipates that the beta version of the product will be released during the fiscal quarter ending October 31, 2001.

     Alpha and Beta Testing

     Before software is released to the general public, it goes through testing phases. The first phase, called the alpha phase, is a preliminary, limited internal testing phase in which the software is preliminarily tested for functionality and stability. Alphas are generally not released to the public. Beta software is software that has already been through the alpha testing process, and is considered by the developer to be stable enough to be used by the public in a limited number of controlled, real world situations. Beta testers are people who agree to use a not-yet-finished product, and to provide feedback to the developer so that the developer can correct any possible minor and/or major "bugs" in the program in anticipation of release to the general public. As indicated above, subsequent to the fiscal year end, the Company released the alpha version of its product and the Company anticipates that the beta version of the product will be released during the fiscal quarter ending October 31, 2001.

     Patent Pending Technologies

     Othnet's distributed peer-to-peer file sharing software will employ next generation distributed peer-to-peer file sharing technologies. Management believes these technologies will deliver a number of performance improvements over central server based systems like Napster and other distributed systems like Gnutella. The result for consumers should be a better and more reliable product with faster file transfers, guaranteed file completion and no files which are incomplete ("short").

     Othnet also employs unique patent pending digital rights management (DRM) technologies. The Company believes that its Md5-based fingerprinting technology will allow Othnet to authorize, control and/or prevent the peer-to-peer copying of digital files. Othnet's blacklisting software is intended to quickly block unauthorized copying. Our "registry" of authorized material for file sharing should guarantee copyright holders that exact copies of high quality originals are transferred. Unique patent pending Md5-based technology also is intended to allow Othnet to transfer, track, bill and compile records of ownership of digital files over the Internet. Thus, we should be able to identify, track and bill users for transfer of copyrighted files. We should also be able to enable copyright holders to receive a fee each and every time a copyrighted file is transferred. Moreover, we intend to develop strategic alliances with leading digital rights management technology partners which we expect will allow Othnet to be able to fully recognize copyrighted content and manage the digital rights of copyright holders.

     The Company believes that its software will fall under the protection and will be compliant with the Digital
Millennium Copyright Act (DMCA). The Company will also utilize encryption and watermarking which is compliant with the Secure
Digital Music Initiative (SDMI).

     Othnet Exchange is currently in the alpha stage of development. Management believes the technology demonstrates significant improvement over the performance of all existing peer-to-peer file sharing systems.

     Markets and Products

     Because peer-to-peer computing is such a powerful form of file sharing, Othnet's technologies are intended to have many applications. The Company's initial target market is music and entertainment over the Internet. The Company believes that its technologies will lead to other opportunities from Internet multimedia portals, to cell phones, to digital devices and MP3 music players. In this regard, Othnet plans to be among those delivering advanced peer-to-peer file-sharing solutions.

     Branded Music Web Site Destination

     Our Web strategy has two key components that will help us to implement a profitable business model focused on file sharing technology. First, we intend to offer music recording companies a technology that will allow them to broadly and securely deploy their copyrighted music online. Second, we intend to provide a simplified experience to attract a wide array of users.

     The Company has imbedded its peer-to-peer file sharing technologies in a new branded consumer destination music Web site which can be found at www.othnet.com. Othnet.com will be the flagship for Othnet and the premier venue for Othnet Exchange, our client application and multimedia search and file-sharing tool. Othnet.com is being designed to be a leading search destination for online music and also features a recommendation engine from Savage Beast Technologies Incorporated, The Music Genome Project. Leveraging leading DRM technologies, the Company has developed a DMCA-compliant system for the secure distribution of copyrighted music, movies, and other media.

     Othnet intends to seek business relationships with content owners and music or multimedia-related retailers.
Othnet is also interested in developing relationships with Web sites that create music, movie or general multimedia news for co-branding opportunities.

     The Company plans to migrate its current base of approximately 250,000 users from the existing Oth.net MP3 search site to the new, expanded Othnet.com music destination site. Registered users will be able to download the new Othnet Exchange application and use it to share digital entertainment files including MP3's, video, images, photographs and more. It is intended that when a user attempts to share a copyrighted file, Othnet Exchange will charge the user a prearranged fee.
A portion of the collected fees will be paid to holders of copyrights. The site will provide users with a comprehensive source of music and music related information, chat, community and e-commerce applications.

     The Company expects to derive a number of substantial revenue streams from its Web site, including: revenue share from pay-for-play and subscription revenues for the authorized distribution of music and digital entertainment; advertising and sponsorships (tenancy) fees; software licensing fees; and revenue for third-party products and services.

     Database Marketing

     The Company's objective is to provide a powerful conduit to reach music and video lovers. User information will be captured from all aspects of the Web site and file sharing experience to create a database of customer interest, preference and purchase behavior. This database will be mined by the Company and its marketing partners to create a one-to-one marketing channel of communication with members of the Othnet Exchange.

     The Company expects to derive several revenue streams from its marketing database, including: marketing fees for direct marketing campaigns; advertising and sponsorships of newsletters and e-mail marketing programs; and, with the consent of the customers, resale of mailing lists .

     Licensing

     The Company intends to license its technologies to leading music and Internet companies. Othnet's technology is intended to power the peer-to-peer file sharing applications of the online portals and Web site destinations of its future partners. Our approach will be to target music and video companies with strong brand recognition and an established base of music and video customers, and integrate our services with their

Internet service offerings. Whatever a partner's peer-to-peer file sharing needs, the Company intends to be ready to implement its patent-pending technology on either an application service provider (ASP) or on a fully hosted basis.
Othnet is ready to develop customized versions of its solutions for each of its partners and anticipates ongoing joint development efforts with these partners.

     Othnet seeks to share in the value its technology creates for partners by receiving licensing fees. The structure of these licensing arrangements will be based on a one-time fee plus some form of revenue share and/or transaction fee based on usage.

     Key Marketing Initiatives

     Our strategy is to become the leading destination for peer-to-peer file sharing of digital entertainment on the Web. We intend to seek to become the Web destination of choice for music and video lovers and a powerful conduit through which entertainment and entertainment-related companies can cost-effectively market their products and services. Our marketing objectives include creating a large, active and loyal customer base and establishing a leading brand in the online music and video category. To achieve this goal, we intend to pursue the following strategies:

     .    Establish the Othnet Brand   We plan to launch
          an aggressive marketing campaign aimed at music and video lovers, the broad online consumer market, and vendors to build brand recognition, increase user traffic and generate vendor relationships.

     .    Promote Customer Growth and Retention   We
          intend to design programs to distribute our Web experience and will include a mix of online sponsorships (that leverage integrated content), e-mail and affiliate marketing efforts. We also intend to capitalize on cross-selling opportunities and capture repeat usage as we build stronger relationships with our customers.

     .    Innovative Loyalty and Relationship Marketing
          We are exploring opportunities to offer
          preferred benefits to customers as part of a comprehensive relationship marketing program.

     .    Exceptional Customer Service   We plan to offer
          a variety of high quality help and feedback options. Customer service representatives will be available via phone, e-mail and live e-mail
          "chat" and will be responsible for handling all customer inquiries in a timely and efficient manner.

     However, the foregoing strategies are dependent on the ability of the Company to raise additional funds. The inability to secure additional financing will have a material adverse effect on whether the Company will be able to successfully implement the foregoing marketing initiatives as well as its proposed business plan (see Part II, Item 6, "Management's Discussion and Analysis or Plan of Operation - Other Factors Affecting Our Operating Results").

     Agreement with Savage Beast Technologies

     In April 2001, the Company entered into an Alliance and License Agreement with Savage Beast Technologies Incorporated ("Savage Beast") which agreement grants the Company a nonexclusive license to use on the Othnet website the Savage Beast application programming interface which provides music information, navigation and recommendations. Such agreement which expires in June 2002, may be renewed on a year-to-year basis upon the mutual agreement of the parties. In consideration of the license granted, the Company paid Savage Beast a license fee of $100,000 upon execution of the agreement and agreed to pay

Savage Beast $80,000 on or before the earlier to occur of (i) Othnet completing its next round of financing or (ii) October 1, 2001. The agreement also provided that Savage Beast issue to the Company 100,000 shares of Savage Beast's common stock and that the Company issue to Savage Beast 50,000 shares of the Company's common stock, provided that if the Company should sell shares at a price below $5.00 (the "Reduced Price") in its next round of financing, the number of shares of the Company's common stock issued to Savage Beast shall be increased such that the total number of shares issued to Savage Beast multiplied by the Reduced Price equals $250,000.

     Competition

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

     The bases of competition in the online entertainment promotion and distribution industry include: quantity, quality, price and variety of digital entertainment content; ability of consumers to search, view and listen to product according to their preferences; ease of downloading electronic files; fidelity and quality of video and sound; and ability to promote its web site, both online and through traditional marketing and other business partnerships.

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

Employees

     The Company presently employs five full-time persons, which includes the Company's executive officers. In addition, the Company retains the services of consultants on a regular basis.


Item 2.  Description of Property.

     The executive offices of the Company are located at the First National Bank Building, 332 Minnesota Street, Suite 100 North, St. Paul, Minnesota 55101. Such offices, which consist of approximately 3,128 square feet of office space, are leased pursuant to a written lease agreement which expires July 31, 2006. Management believes that the facilities are adequate for its current and presently foreseeable requirements.


Item 3.  Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 4.  Submission of Matters to a Vote of Security
         Holders.

     On March 22, 2001, a special meeting of stockholders was held for the following purposes: (1) to elect six Directors to serve as the Board of Directors of the Company until the next Annual Meeting of Stockholders and until their successors shall be elected and shall qualify; (2) to change the name of the Company from "PL Brands, Inc." to "Othnet, Inc."; (3) to authorize an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock and Preferred Stock; and (4) to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors. At such meeting, with regard to proposal 1, Richard
A. Barbari, Christopher J. Pearson, Louis Fornetti, Anthony L. Rafel, Roland D. Pampel and Robert Brown, each an incumbent director, were duly elected as directors of the Company. Each of Richard A. Barbari, Christopher J. Pearson, Louis Fornetti, Anthony L. Rafel, Roland D. Pampel and Robert Brown received 12,700,493 affirmative votes and 0 negative votes. Proposals 2, 3 and 4 were also duly approved. With regard to proposal 2, there were 12,700,493 votes cast in favor and no votes cast against the proposal, with no shares abstaining; with regard to proposal 3, there were 9,681,983 votes cast in favor and no votes cast against the proposal, with 3,018,510 shares abstaining; and with regard to proposal 4, there were 12,700,493 votes cast in favor and no votes cast against the proposal, with no shares abstaining.


                  PART II

Item 5.  Market for Common Equity
         and Related Stockholder Matters.

     The Company's Common Stock is presently being traded in the over-the-counter market and since May 23, 2001 has been listed on the OTC Bulletin Board under the symbol "ONET". As of July 25, 2001, the bid price of the Common Stock was $2.75 and the asked price was $3.25 as reported by the OTC Bulletin Board.

     Prior thereto, the Common Stock traded infrequently and sporadically in the over-the-counter market. From May 1997 to January 1999, the symbol for the Common Stock was "PLBI". Prior thereto, the Common Stock was listed under the symbol
"PLCB" and before then "PLBC".   According to the records of
the National Quotation Bureau, LLC, prior to May 23, 2001, the last available bid price of the Common Stock was $5.00 on September 21, 1998 and the last available asked price was $5.50 on January 11, 1999.

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

Fiscal year ended April 30, 2001:       High         Low

May 1, 2000 to July 31, 2000            None         None
Aug. 1, 2000 to Oct. 31, 2000           None         None
Nov. 1, 2000 to Jan. 31, 2001           None         None
Feb. 1, 2001 to April 30, 2001          None         None

Fiscal year ending April 30, 2002:      High         Low

May 1, 2001 to July 20, 2001            4.50         2.20

     As of the end of the fiscal year covered by this report, there were approximately 570 record holders of the Company's
Common Stock. This does not reflect persons or entities that had their stock in nominee or "street name".

     The Company has never declared any cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future.

     Recent Sales of Unregistered Securities

     During the quarter ended July 31, 2000, the Company entered into an agreement to acquire substantially all of the assets of Oth.net, as well as the Oth.net domain name, in exchange for 4,500,000 shares of the Company's Common Stock and cash in the aggregate amount of $500,000. Such transaction was completed as of June 30, 2000.

     During the quarter ended July 31, 2000, the Company issued 500,000 shares of Common Stock to Eagle Ridge Partners in exchange for services rendered in connection with the acquisition of Oth.net and cash in the aggregate amount of $500.

     During the quarter ended July 31, 2000, the Company also issued, in separate transactions to a total of nine investors,
(i) 1,000,000 shares of Common Stock for an aggregate purchase price of $500,000, and (ii) 756,000 shares of Common Stock for an aggregate purchase price of $2,268,000.

     As an enticement to join the Company, during fiscal
2001, Richard A. Barbari and his nominees were offered and purchased 1,000,000 restricted shares of the Company's Common
Stock at $.001 per share.

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

Results of Operations

     The Company reported revenue from operations for the fiscal year ended April 30, 2001 of approximately $25,000. The
Company had no revenue for the fiscal year ended April 30, 2000.

     Operating expenses were approximately $7,194,000 for the fiscal year ended April 30, 2001 and were comprised primarily of compensation expense, amortization (relating to the Company's proprietary information database and search engine) and contract labor. This compared to operating expenses of approximately $185,000 for the year ended April 30, 2000. The significant increase was primarily attributable to the acquisition of Oth.net and the subsequent development of the new business strategies. For the year ended April 30, 2001, the Company recognized an expense of $4,404,000 in connection with the issuance of options to non-employees for services provided to Othnet, an expense of $499,000 in connection with the issuance of 1,000,000 shares of its Common Stock to Richard Barbari and his nominees as well as $841,000 from depreciation and amortization. The remaining increase in operating expenses consisted primarily of contract labor and payroll costs.

     The Company had interest income of approximately $54,000 for the year ended April 30, 2001 compared to no interest income for the year ended April 30, 2000.

     For the year ended April 30, 2001, the Company had a net loss of approximately $7,094,000 compared to a net loss of approximately $134,000 for the year ended April 30, 2000. The increase in net loss is primarily due to an increase in operating expenses resulting from the acquisition of Oth.net.

     Predecessor Company

     Revenue, all of which relates to banner advertising and/or links placed on pages of the predecessor company's website, for the six months ended June 30, 2000 was approximately $114,000 compared to approximately $270,000 for the year ended December 31, 1999, or a monthly average of approximately $19,000 and $22,500, respectively. Approximately 95% of total revenue for both periods was from one customer.
It is management's belief that this revenue will continue to decline on a monthly basis.

     Expenses for the six months ended June 30, 2000 and year
ended December 31, 1999 were approximately $22,000 and $6,000 respectively. Such expenses for the six months ended June 30, 2000 were related primarily to server and computer expenses and professional fees. For the year ended December 31, 1999, such expenses were primarily related to server and computer
expenses.   The increase in expenses for the six-month period
was primarily due to an increase in such server and computer expenses as well as professional fees incurred in the six month period compared to the year ended December 31, 1999 in which no professional fees were incurred. No charge for rental of space or certain furniture or equipment for the sole shareholder is reflected in the financial statements.

Liquidity and Capital Resources

     On April 30, 2001, the Company had cash and working capital of approximately $559,000 and $279,000, respectively. The
Company's primary source of liquidity has been cash provided through equity offerings and interest income.

     Cash used in operating activities was approximately $1,233,000 for year ended April 30, 2001 which was primarily the result of a loss of $7,094,000, partially offset by noncash charges totaling $5,745,000 for depreciation, amortization and stock-based compensation for services provided. This compares to a use of $277,000 for the year ended April 30, 2000. For the year ended April 30, 2001, the Company also obtained $2,445,000 from financing activities from the sale of common stock, and used $656,000 in investing activities, primarily for the purchase of Oth.net, Inc.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent auditors have issued a "going concern" opinion in their report to our financial statements for the year ended April 30, 2001, citing recurring operating losses and reduced working capital. Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern. Management believes that the Company's funds, together with any operating revenues that are recognized, are adequate to meet cash requirements only through August 2001, but funds will be insufficient to implement the business plan beyond that time. Thus, substantial additional capital will be needed in order to fund operations beyond that time. Management is currently in the process of attempting to raise additional capital in the next three to six months that will be used to complete the software development, build the management team and take the Company through a phased launch. Management has had discussions with certain parties and investment banking firms concerning capital raising alternatives, such as private placements of equity and/or debt securities, as well as public offerings but as of the date hereof none of these discussions have been finalized. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Accordingly, additional financing may not be available to us on favorable terms or at all. If additional financing is not available to us we may need to dramatically change our business plan, sell or merge our business, or curtail its operations. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of the Company. Our inability to secure additional financing would have a material adverse effect on whether we would be able to successfully implement our proposed business plan and our ability to continue as a going concern. Moreover, even if the Company obtains such financing, there can be no assurance that the ultimate proceeds will prove to be adequate.

Other Factors Affecting our Operating Results

     The following risk factors and other information included in this Form 10-KSB should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

     WE NEED TO OBTAIN ADDITIONAL FUNDS TO EXECUTE OUR
BUSINESS PLAN AND IF WE ARE UNABLE TO OBTAIN SUCH FUNDS, WE WILL NOT BE ABLE TO EXPAND OUR BUSINESS AS PLANNED. We believe that our existing capital resources will be sufficient to fund our operating activities, capital expenditures and other obligations only through August 2001. Therefore, unless we raise additional capital, we will have to reduce the scope of certain of our activities. Additional financing may not be available to us on favorable terms or at all. If additional financing is not available to us we may need to dramatically change our business plan, sell or merge our business, or curtail its operations. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of the Company. Our inability to secure additional financing would have a material adverse effect on whether we would be able to successfully implement our proposed business plan and our ability to continue as a going concern. Moreover, even if we obtain such financing, there can be no assurance that the ultimate proceeds will prove to be adequate.

     EVALUATING OUR BUSINESS IS DIFFICULT BECAUSE WE DO NOT HAVE AN OPERATING HISTORY. The Company was formed in August 1990 and began operations in March 1994. We have recently completed a restructuring and have not yet begun to implement our new business strategy. As a result, we do not have an operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as online commerce, using new and unproven business models. To address these risks and uncertainties, we must, among other things:

     . attract leading sellers and consumers to the Othnet service;
     . maintain and enhance our brand, and expand our product and service offerings;
     .    attract, integrate, retain and motivate
          qualified personnel; and
     . adapt to meet changes in our markets and competitive developments.

     We may not be successful in accomplishing these objectives. The failure of any of these objectives is likely to have a material adverse effect on our business plan.

     WE ARE NOT PROFITABLE AND WILL CONTINUE TO INCUR LOSSES. We have not achieved profitability and will continue to incur losses. We expect to increase significantly our operating expenses in order to increase our customer base, enhance our brand image and support our growing infrastructure. For us to make a profit, our revenues and gross profit margins will need to increase sufficiently to cover these and other future costs. Otherwise, we may not achieve profitability.

     OUR BUSINESS MODEL IS RELATIVELY NEW AND UNPROVEN. The Othnet service is based on a relatively novel and unproven business model. We will be successful only if consumers adopt and actively use this service. It is difficult to predict the degree, if at all, to which consumers will use the Othnet service over time.

     Many of the factors influencing consumers' willingness to use the Othnet service are outside our control. For example, a breach of security on the Internet, even if we were not involved, could make consumers unwilling to place orders online with a credit card. Also, recent adverse publicity surrounding the recording industry's opposition to file sharing services may affect consumers' willingness to use our service. Consequently, it is possible that consumers may not utilize the Othnet service to the degree necessary for us to achieve profitability.

     IF WE LOSE OUR KEY PERSONNEL OR CANNOT RECRUIT
ADDITIONAL PERSONNEL, OUR BUSINESS MAY SUFFER. Competition for personnel with experience in Internet commerce is intense. We depend on the continued services and performance of our executive officers and other key personnel. We do not have "key person" life insurance policies. If we do not succeed in attracting new employees or retaining and motivating current and future employees or executive officers, our business could suffer significantly.

     INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND
HARM OUR FINANCIAL PERFORMANCE. We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, America Online, Microsoft and Yahoo!, who could choose to compete with us either directly or indirectly through affiliations with other e-commerce companies. Other large companies with strong brand recognition, technical expertise and experience in Internet commerce could also seek to compete with us.

     The bases of competition in the online entertainment promotion and distribution industry include: quantity, quality, price and variety of digital entertainment content; ability of consumers to search, view and listen to product according to their preferences; ease of downloading electronic files; fidelity and quality of video and sound; and ability to promote its web site, both online and through traditional marketing and other business partnerships.

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

     WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL
AND OTHER CHANGES. The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the emerging nature of the Internet and the apparent need of companies from many industries to offer Internet-based products and services. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service in response to competitive service and product offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure.

     ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS.   The
secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in the Othnet service. Substantial or ongoing security breaches on our system or other Internet-based systems could significantly harm our business. As we implement the Othnet service, we intend to require buyers to guarantee their offers with their credit card, either online or through our toll-free telephone service. We expect to rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer transaction data.

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

     We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet and, therefore, the Othnet service as a means of conducting commercial transactions.

     IF OUR BRAND NAME IS NOT ACCEPTED, OUR ABILITY TO
ATTRACT CONTENT AND CUSTOMERS TO OUR WEB SITE WILL BE HARMED. During the quarter ended April 30, 2001, we began to operate under the name Othnet, Inc. We believe that establishing and maintaining the Othnet brand is a critical aspect of our efforts to attract and expand our Internet audience and acquire new content and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry in providing Internet content. We intend to incur significant expenses in our brand building efforts. If these efforts do not generate increased revenues our operating results will suffer. If we are unable to provide high quality content or otherwise fail to promote and maintain our brand, our business will be harmed.

     WE RELY ON A THIRD PARTY FOR THE HOSTING OF OUR WEB SITE AND IF THIS HOSTING SERVICE BECOMES UNAVAILABLE, OUR CUSTOMERS WILL NOT BE ABLE TO ACCESS OUR WEB SITE. We currently rely on a third party which hosts our Web site at a single location in Minneapolis, Minnesota. We currently do not maintain a redundant Web site. If for any reason our current Web site hosting services become unavailable or if our hosting service experiences technical problems, customers will not be able to access our Web site until these services are restored or until we are able to make arrangements with an alternate provider.

     OUR BUSINESS IS DEPENDENT ON THE CONTINUED DEVELOPMENT AND MAINTENANCE OF THE INTERNET AND THE AVAILABILITY OF INCREASED BANDWIDTH TO CONSUMERS. The success of our business will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products such as high speed modems, for providing reliable Internet access and services. Because global commerce on the Internet and the online exchange of information is new and evolving, we cannot predict whether the Internet will prove to be a viable commercial marketplace in the long term.

     The success of our business will rely on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of music. Our business will depend on the ability of our consumers to continue to upload and download mp3 and other music file formats, as well as to conduct commercial transactions with us, without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth and slower access to our Web site. Our penetration of a broader consumer market will depend, in part, on continued proliferation of high speed Internet access. Even compressed in mp3 format, a typical three minute song file can occupy more than three megabytes of storage space. This file could take approximately seven minutes to download over a conventional 56 kbps modem compared to less than one minute over an xDSL or cable modem.

     The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increases in users or bandwidth requirements may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of music and music-related products and services. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for the products or services that we offer.

     WE MUST MAINTAIN AND ESTABLISH STRATEGIC ALLIANCES TO INCREASE OUR CUSTOMER BASE AND ENHANCE OUR BUSINESS. In an attempt to increase our customer base and traffic on our Web site, build brand recognition, attract paid advertising and enhance content, distribution and commerce opportunities, we intend to enter into agreements with various media and Internet-related companies. Our failure to maintain or renew our existing strategic alliance with Savage Beast or to establish and capitalize on new strategic alliances could harm our business. Our future success depends to a significant extent upon the success of such alliances. Moreover, we are substantially dependent on our ability to advertise on other Internet sites and the willingness of the owners of other sites to direct users to our Internet sites through hypertext links. We may not achieve the strategic objectives of these alliances, and parties to strategic alliance agreements with us may not perform their agreed upon obligations. Such agreements also may not be specifically enforceable by us.

     OUR INTELLECTUAL PROPERTY PROTECTION MAY BE INADEQUATE, AND ANY LOSS OR REDUCTION IN INTELLECTUAL PROPERTY PROTECTION MAY HARM OUR BUSINESS. Our intellectual property includes our tradename "Othnet" and our patent pending proprietary software and other proprietary rights. We believe that our intellectual property is important to our success and our competitive position, and we try to protect it. However, our efforts to protect our intellectual property could be inadequate. Use of the "Othnet" name by others could dilute our brand identity and confuse the market. In addition, our ability to conduct our business may be harmed if others claim we violate their intellectual property rights. If successful, these claims could seriously harm our business by forcing us to cease using intellectual property that we depend on to operate our business. Even if unsuccessful, these claims could harm our business by damaging our reputation, requiring us to incur legal costs and diverting management's attention away from our business.

     GOVERNMENT REGULATION MAY REQUIRE US TO CHANGE THE WAY
WE DO BUSINESS.   Laws and regulations directly applicable to
Internet communications, commerce and advertising are becoming more prevalent. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation.
Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. Although our transmissions originate in Minnesota, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Furthermore, the Federal Trade Commission has recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies. Evolving areas of law that are relevant to our business include privacy law, proposed encryption laws, content regulation and sales and use tax. For example, changes in copyright law could require us to change the manner in which we conduct business or increase our costs of doing business. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business. In the event the Federal Trade Commission or other governmental authorities adopt or modify laws or regulations applicable to our business, including those relating to the Internet and copyright matters, our business could be harmed.

     WE MAY HAVE LIABILITY FOR CONTENT ON OUR WEB SITE AND
LIABILITY FOR OTHER MATERIALS WHICH WE DISTRIBUTE. We may be liable to third parties for content on our Web site and any other materials we distribute if:

     . the music, text, graphics or other content on our Web site violates their copyright, trademark, or other intellectual property rights;
     . our labels violate their contractual obligations to others by providing content on our Web site; or
     . content we distribute is deemed obscene, defamatory or excessively violent.

     We may also be subject to these types of liability for content that is accessible from our Web site through links to other Web sites.

     Liability or alleged liability for content or other materials could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to significant awards of damages, fines and costs and could divert management's attention away from our business. In particular, in addition to civil damages, liability for violations of copyright law currently can result in substantial penalties per occurrence.

     IMPOSITION OF SALES AND OTHER TAXES ON E-COMMERCE TRANSACTIONS MAY IMPAIR OUR ABILITY TO DERIVE FINANCIAL BENEFITS FROM E-COMMERCE. We do not intend to collect sales or other taxes on sales of our products through our Web sites. Although the Internet Tax Freedom Act precludes, for a period of three years ending October 2001, the imposition of state and local taxes that discriminate against or single out the Internet, it does not currently impact existing taxes.
However, one or more states may seek to impose sales tax collection obligations on out-of-state companies such as us, which engage in or facilitate online commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. Moreover, if any state or foreign country were to successfully assert that we should collect sales or other taxes on the exchange of merchandise on its system, it could affect our cost of doing business.

     DEVELOPMENT OF NEW STANDARDS FOR THE ELECTRONIC DELIVERY OF MUSIC MAY THREATEN OUR BUSINESS. We currently rely on mp3 technology as a delivery method for the digital distribution of music. Mp3 is an open standard adopted by the Moving Picture Experts Group for the compression of audio files. We do not own or control mp3 technology and are dependent upon a license to obtain rights to certain patents relating to the technology. The onset of competing industry standards for the electronic delivery of music could significantly affect the way we operate our business as well as the public's perception of Othnet as a company. For example, in December 1998, the major recording studios announced a plan to develop a universal standard for the electronic delivery of music, called the Secured Digital Music Initiative. If new standards are developed and adopted by consumers, we may not be able to obtain a license to such technology on favorable terms or at all and our business could be harmed. Even if new standards are not developed, delays with respect to proposed standards, such as those which have occurred with respect to SDMI, can cause confusion in the marketplace, slow the development of the market for downloadable music and otherwise harm our business.

     Certain segments of the traditional music industry have not embraced the development of the mp3 format to deliver music, in part because users of mp3 technology can download and distribute unauthorized or "pirated" copies of copyrighted recorded music over the Internet. We believe that our success is largely dependent upon the ease with which customers can download and play music. We may face opposition from a number of different music industry sources including record companies and studios, the Recording Industry Association of America and certain artists. The adoption of competing standards may slow the development of the market for downloadable music or result in increased costs of doing business which could harm our business.


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

                             Present Position          Has Served as
Name                     Age and Offices               Director Since

Richard A. Barbari       61  President, Chief Executive    2001
                             Officer and Chairman

Christopher J. Pearson   25  Vice President and Director   2001

Louis C. Fornetti        51  Director                      2001

Anthony L. Rafel         45  Director                      2001

Roland D. Pampel         65  Director                      2001

Robert Brown             40  Treasurer and Director        1994

David M. Kaye            46  Secretary                       -

     RICHARD A. BARBARI has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since February 2001 and an employee of the Company since August 2000. From June 1998 to August 2000, Mr. Barbari was Vice President and then Global Accounts Executive for Compaq Computer Corp. and from May 1994 to June 1998 he was Executive Vice President, Worldwide Marketing and International Sales of Microcom Inc. which was acquired by Compaq Computer Corp. From 1991 to 1994 Mr. Barbari held positions at Nicolet Instruments Inc. including Director of the Test Instruments Division. Prior thereto, he was Chief Executive Officer and Chairman of Ultimap Corp., a publicly held GIS software company.

     CHRISTOPHER J. PEARSON has been Vice President and a Director of the Company since February 2001 and an employee of the Company since August 2000. Since 1995, Mr. Pearson has been an internet software developer and was the founder of the Oth.net business which was acquired by the Company as of June 2000.

     LOUIS C. FORNETTI has been a Director of the Company since February 2001. From 1995 to 1998, Mr. Fornetti was Executive Vice-President and Chief Financial Officer of Dain Rauscher Inc. (formerly Interra Financial), a securities brokerage and investment banking firm. He also served as President and Chief Executive Officer of Interra Clearing Services. Prior to Dain Rauscher, Mr. Fornetti spent 10 years with American Express Financial Advisors, Inc, with his last position there as Senior Vice-President, Chief Financial Officer and a member of the Board of Directors. Mr. Fornetti was Vice-President and Corporate Controller of The St. Paul Companies from 1979 to 1985. Prior thereto, from 1972 to 1979, he was a Certified Public Accountant and Audit Manager with KPMG, a national public accounting firm. He currently serves as Chairman of the Board of I-Pool Corporation and a director of Stockwalk Inc. He holds certifications from the Minnesota Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

     ANTHONY L. RAFEL has been a Director of the Company since February 2001. Mr. Rafel is an attorney licensed to practice in New York, New Jersey and Washington State. He is past president of the Federal Bar Association of the Western District of Washington and current chair of its Website/Communications Committee. He also serves as a lawyer representative to the Ninth Circuit Judicial Conference, and as a member of the Civil Justice Reform Act Advisory Group for the Western District of Washington. Mr. Rafel was a state Bar Examiner in Washington from 1994-1998. Mr. Rafel is a trial lawyer and principal in the Seattle law firm of Riddell Williams P.S. since May 2000. From 1995 to April 2000, he was a principal in Rohan Goldfarb Rafel & Shapiro, P.S. He also serves on the board of directors of Image Technology Corporation, an Internet provider of court records and briefs.

     ROLAND D. PAMPEL has been a Director of the Company since February 2001. Mr. Pampel is retired. From March 1994 to January 1997, Mr. Pampel held the positions of President, Chief Executive Officer and director of Microcom Inc. ("Microcom"), a manufacturer of computer equipment. From October 1991 to September 1993, prior to joining Microcom, Mr. Pampel was President and Chief Executive Officer of Nicolet Instrument Inc., a manufacturer of medical instruments. He currently serves on the Board of Directors of Infinium Software, Inc., a provider of client-server business software applications, and Peritus Software Services, Inc., a provider of software products and services. He is also a member of the Board of Trustees of the National Public Radio Foundation.

     ROBERT BROWN has been a Director and Treasurer of the Company since May 1994 and was Vice President - Finance and
Secretary from May 1994 to February 2001.   Since 1998, Mr.
Brown has also been Chief Financial Officer of Gandalf Graphics Limited, a former subsidiary of the Company.

     DAVID M. KAYE has been Secretary of the Company since February 2001. Mr. Kaye is an attorney and has been a partner in the law firm of Danzig Kaye Cooper & Fiore, LLP (formerly Danzig Garubo & Kaye, LLP) located in Florham Park, New Jersey, since the firm's inception in February 1996. Such firm provides certain legal services to the Company. Since 1980, Mr. Kaye has been a practicing attorney in the New York City metropolitan area specializing in corporate and securities matters. He is currently a director of Nutrition Now, Inc., a company which manufactures and markets nutritional products, and Dionics, Inc., a company which designs, sells and manufactures semi-conductor electronic products.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during or with respect to the fiscal year ended April 30, 2001except that each of Richard A. Barbari, Christopher J. Pearson, Louis C. Fornetti, Anthony L. Rafel and Roland Pampel filed two reports late relating to his initial report of ownership and one subsequent transaction, Robert Brown filed two reports late relating to a total of three transactions and David M. Kaye filed one report late relating to his initial report of ownership.


Item 10.  Executive Compensation.

     The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended April 30, 2001, April 30, 2000 and April 30, 1999, of those persons who were, at April 30, 2001 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):


     Summary Compensation Table

                         Annual
                         Compensation

Name and Principal         Fiscal
Position                   Year       Salary       Bonus

Richard A. Barbari(1)      2001       $118,166     $0
Chairman of the
Board and Chief
Executive Officer

Christopher J. Pearson(1)  2001       $ 61,209     $0
Vice President


                         Long-Term
                         Compensation


                                      Restricted  Shares
Name and Principal          Fiscal    Stock       Underlying
Position                    Year      Awards      Options

Richard A. Barbari(1)       2001      -0-          75,000
Chairman of the
Board and Chief
Executive Officer

Christopher J. Pearson(1)   2001      -0-          50,000
Vice President

________________________

(1) Each of Mr. Barbari and Mr. Pearson has been employed by the Company since August 2000. Each was not employed by the Company during fiscal 1999 and fiscal 2000.

     In fiscal 2000 and 1999, respectively, Andre Corbeil, formerly the Chief Executive Officer of the Company, was paid $63,000 and $50,000, Robert Brown, formerly Chief Financial Officer (currently Treasurer and Director), was paid $33,000 and $33,000, Larry Downey, formerly Chief Operating Officer, was paid $28,000 and $18,000. In Fiscal 2000 and 1999, there were no forms of long term or other compensation.

Stock Options Granted in Fiscal 2001

     The following tables set forth certain information with respect to stock options granted to the persons named in the Summary Compensation Table during the fiscal year ended April
30, 2001.

                    Option Grants in Fiscal 2001

                    Individual Grants

                                             Percent of Total
                        Number of            Options Granted
                        Securities           to
                        Underlying Options   Employees in
Name                    Granted              Fiscal Year

Richard A. Barbari       75,000              32.6%
Christopher Pearson      50,000              21.7%


                         Exercise or
                         Base Price          Expiration
Name                     ($/Sh)              Date

Richard A. Barbari       $3.00               3/22/2011
Christopher Pearson      $3.00               3/22/2011

Stock Options Exercised in Fiscal 2001; Fiscal Year-End Values

     The following table set forth certain information as to each exercise of stock options during the year ended April 30, 2001, by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options:


Aggregated Option Exercises in Fiscal 2001 and Year-End Option Value

                                         Number of Securities
                      Shares             Underlying Unexercised
                      Acquired           Options at April 30, 2001
                      On        Value
Name                  Exercise  Realized Exercisable  Unexercisable

Richard A. Barbari       -0-    -0-         -0-       75,000
Christopher Pearson      -0-    -0-         -0-       50,000



                              Value of Unexercised
                              In-the-Money Options
                              at April 30, 2001(1)

Name                        Exercisable  Unexercisable

Richard A. Barbari             $0        $0
Christopher Pearson            $0        $0
_____________________

(1) At April 30, 2001, there were no available bid and asked prices for the Common Stock. Accordingly, none of the outstanding options was "in the money" on April 30, 2001. Actual gains, if any, which may be achieved on stock option exercises are dependent on the future performance of the Common Stock and other factors such as the general condition of the stock markets and the timing of the exercise of the options.

Compensation of Directors

     In March 2001, the Board of Directors adopted a cash compensation package for non-employee directors whereby non-employee directors shall receive $1,000 for attending board of directors meetings and receive an annual retainer of $12,000, and committee members shall receive $500 for attending committee meetings and each Chairman of a committee shall receive an additional $2,000 annually. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Employment Contracts and Termination of Employment and Change in Control Arrangements

     Richard A. Barbari , President and Chief Executive
Officer of the Company, is employed pursuant to an employment agreement expiring August 2002 at an annual base salary of $250,000 per year. The agreement provides that his base salary will be reviewed on an annual basis and any modifications thereto will be subject to the discretion of the Company, but at no time will the base salary be reduced below the initial level. The agreement also provides that Mr. Barbari will be eligible to participate in the Company's bonus plan or stock option plan, when and if established. The Company has also agreed to provide Mr. Barbari with an automobile allowance, health and life insurance and certain other benefits. The agreement provides that at its second anniversary date it may be extended for a period of one year by mutual agreement of the parties. See, also Part III, Item 12, "Certain Relationships and Related Transactions" for information on the shares of Common Stock purchased by Mr. Barbari and his nominees.

     Christopher J. Pearson, Vice President of the Company, is employed pursuant to an employment agreement at an annual base salary of $125,000 per year. The agreement has a term of at least two years (until August 2002) and thereafter until terminated by either party thereto. The agreement provides that Mr. Pearson's base salary will be reviewed on an annual basis and any modifications thereto will be subject to the discretion of the Company, but at no time will the base salary be reduced below the initial level. The agreement also provides that Mr. Pearson will be eligible to participate in the Company's bonus plan or stock option plan, when and if established. The Company has also agreed to provide Mr. Pearson with health and life insurance and certain other benefits.

     The Company does not have any termination or change in control arrangements with any of its named executive officers, except that the employment agreement with Mr. Barbari provides that in the event his employment is terminated (other than for cause) or there occurs a change of control prior to August 2002, the Company shall pay Mr. Barbari his entire salary, bonuses and other compensation that would be owed through the end of August 2002 if his employment had not been terminated or there had not occurred a change of control. In addition, any partially or unvested options, if any, shall become fully vested at termination of employment.

2001 Stock Incentive Plan

     In March 2001, the Board of Directors of the Company adopted the Othnet, Inc. 2001 Stock Incentive Plan (the "2001 Plan") subject to the approval of the stockholders. The 2001 Plan permits the Company to grant stock options, stock appreciation rights and stock awards to officers, employees or directors of the Company or any subsidiary or affiliate, or any consultant or advisor providing services to the Company or any subsidiary or affiliate. The 2001 Plan is intended to attract and retain persons eligible to participate in the 2001 Plan, motivate participants to achieve long-term Company goals and further align participants' interests with those of the Company's other stockholders. The 2001 Plan is administered by a committee ("Committee") consisting of outside directors of the Company, provided, however, that if no Committee shall be in office, the 2001 Plan shall be administered by the Board of Directors. The maximum number of shares of Common Stock issuable over the term of the 2001 Plan is limited to 3,000,000, subject to adjustments in the event of certain changes in the Company's capital structure. Unless terminated earlier by the Board in its sole discretion, the 2001 Plan will expire ten years after its effective date.

     Options granted under the 2001 Plan may either be "incentive stock options" as defined in Section 422 of the Internal Revenue Code, or non-statutory stock options. Under the terms of the 2001 Plan, participants may receive options to purchase Common Stock in such amounts and for such prices as may be established by the Committee, provided, however, that the exercise price shall not be less than the fair market value of the Common Stock on the date of grant.

     The Plan also provides that any person who initially becomes a non-employee director after the effective date shall automatically be granted such an option to acquire 75,000 shares of Common Stock at an exercise price equal to the fair market value of the stock on the date the person becomes a director. On the third business day following the Company's annual meeting of stockholders, each person who serves as a non-employee director on such date shall automatically receive a non-qualified stock option to purchase 30,000 shares.

     Stock appreciation rights may also be granted under the 2001 Plan either on a stand-alone basis or in conjunction with a stock option granted under the 2001 Plan. Upon the exercise of a stock appreciation right, a participant shall be entitled to receive an amount in cash, shares of stock or both, which in the aggregate are equal in value to the excess of the fair market value of one share of stock over (i) such value per share of stock as shall be determined by the administrator at the time of grant (if the stock appreciation right is granted on a stand-alone basis), or (ii) the exercise price per share specified in the related stock option (if the stock appreciation right is granted in conjunction with all or part of any stock option), multiplied by the number of shares in respect of which the stock appreciation right shall have been exercised, with the administrator having the right to determine the form of payment.

     Stock awards may also be issued under the Plan, subject to such terms, conditions, performance requirements, restrictions, forfeiture provisions, contingencies and limitations as the Administrator shall determine. Stock awards may be issued which are fully and immediately vested upon issuance or which vest in one or more installments over the participant's period of employment or other service to the Company or upon the attainment of specified performance objectives, or the Company may issue stock awards which entitle the participant to receive a specified number of vested shares of stock upon the attainment of one or more performance goals or service requirements established by the Administrator.

     As of April 30, 2001, no options, stock appreciation rights or stock awards had been granted under the 2001 Plan.

     In addition to the 2001 Plan, in fiscal 2001, the Company granted non-statutory stock options outside of the 2001 Plan as follows: (i) non-employee directors were granted options to acquire a total of 300,000 shares of Common Stock, all of which are immediately exercisable at $3.00 per share,
(ii) certain employees were granted options to acquire a total of 230,000 shares of Common Stock, all of which vest over four years following the first year and are also exercisable at $3.00 per share, and (iii) certain consultants and other non-employees were granted options to acquire a total of 1,555,000 shares of Common Stock, all of which are immediately exercisable at $3.00 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of July 25, 2001, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the "named executive officers"), and (iv) all officers and directors of the Company as a group:

                            Amount and Nature of   Percent
Name                        Beneficial Ownership   of Class

Christopher J. Pearson       2,760,000 (1)         16.3%
Benjamin S. Houge            1,015,000 (2)          6.0%
Rabobank Asia Ltd.           1,000,000 (3)          5.9%
Richard A. Barbari             650,000 (4)          3.8%
Robert Brown                   175,005 (5)          1.0%
Louis C. Fornetti               75,000 (6)           *
Anthony L. Rafel                75,000 (7)           *
Roland D. Pampel                75,000 (8)           *

All Officers and Directors
Directors as a Group         3,820,005            22.2%
________________________

*    Less than one (1%) percent.

(1) Does not include options to acquire 50,000 shares which are not exercisable within 60 days of July 25, 2001. The address for Mr. Pearson is the First National Bank Building, 332 Minnesota Street, Suite 100 North, St. Paul, Minnesota 55101.

(2) Consists of 600,000 shares held by Mr. Houge, and 175,000 shares held by D&T Partners and 240,000 shares held by Spokane Partners. Mr. Houge is a partner of both partnerships. The address for Mr. Houge is 310
     Fourth Avenue South, Minneapolis, Minnesota.

(3)  Its address is 77 Robinson Road, SIA Building,
     Singapore.

(4) Consists of 400,000 shares held by Mr. Barbari and 250,000 shares held by his wife. Does not include options to acquire 75,000 shares which are not exercisable within 60 days of July 25, 2001. The address for Mr. Barbari is the First National Bank Building, 332 Minnesota Street, Suite 100 North, St. Paul, Minnesota 55101.

(5) Consists of 50,005 shares held by Mr. Brown, 50,000 shares held by his wife and 75,000 shares which Mr. Brown has the right to acquire within 60 days of July 25, 2001 pursuant to the exercise of stock options. The address for Mr. Brown is 260 Bartley Drive, Toronto, Ontario, Canada.

(6) Consists of 75,000 shares which Mr. Fornetti has the right to acquire within 60 days of July 25, 2001 pursuant to the exercise of stock options. The address for Mr. Fornetti is 13153 Hannover Court, Apple Valley,
     Minnesota.

(7) Consists of 75,000 shares which Mr. Rafel has the right to acquire within 60 days of July 25, 2001 pursuant to the exercise of stock options. The address for Mr. Rafel is 1001 Fourth Avenue Plaza, Seattle, Washington.

(8) Consists of 75,000 shares which Mr. Pampel has the right to acquire within 60 days of July 25, 2001 pursuant to the exercise of stock options. The address for Mr.
     Pampel is 686 Katemore Lane, Naples, Florida.


Item 12.  Certain Relationships and Related Transactions.

     In 1998, the Company acquired all of the issued and outstanding shares (the "Gandalf Shares") of Gandalf Graphics Limited ("Gandalf") from Marcella Downey ("Downey") for Canadian $400,000 which was paid by issuing a promissory note to Downey for Canadian $400,000 (the "Note") with the principal due and payable on January 1, 2000. Pursuant to an agreement made as of May 1, 1999 wherein the Company acknowledged that it has not and shall not repay the principal amount of the Note and any accrued and unpaid interest to Downey on January 1, 2000, the parties decided to resolve any controversy that would result from the inability of the Company to pay, and agreed that Downey return the Note to the Company in exchange for the return of the Gandalf Shares. Marcella Downey is the spouse of Larry Downey, a former director and officer of the Company.

     In May 2000, the Company entered into an agreement to acquire substantially all of the assets of Oth.net, Inc., a Florida corporation (founded by Christopher J. Pearson, Vice President and Director of the Company), as well as the Oth.net domain name, in exchange for 4,500,000 shares of the Company's Common Stock and $500,000, which funds were paid to Christopher Pearson on June 30, 2000. Mr. Pearson received 2,760,000 of the 4,500,000 shares issued in connection with such transaction.

     During the same period of time as the purchase of the Oth.net assets and the Oth.net domain name, employment arrangements were made between the Company and Richard Barbari and Christopher J. Pearson who have been engaged by the Company. See Part III, Item 10, "Employment Contracts and Termination of Employment and Change in Control Arrangements". As enticement to join the Company, Mr. Barbari and his nominees purchased 1,000,000 restricted shares of the Company's Common Stock at $.001 per share.


Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          2.1 Agreement dated as of May 1, 1999 by and between Private Label Brands Canada Inc.
               and Marcella Downey.(1)
          2.2  Form of Confirmation Agreement by and
               between PL Brands, Inc., Oth.net, Inc.
               and Christopher Pearson.(1)
          3.1  Certificate of Incorporation. (2)
          3.2  Amendment to Certificate of Incorporation
               (filed June 6, 1994).(2)
          3.3  Amendment to Certificate of Incorporation
               (filed March 23, 2001).
          3.4  Bylaws.(2)
          4.1  Form of Subscription Agreement between
               the Company and nine investors entered
               into at various times during the quarter ended July 31, 2000.(1)
          4.2  Form of Investment Agreement executed by
               Richard A. Barbari and his nominees and
               Eagle Ridge Partners during the quarter
               ended July 31, 2000.(1)

          4.3  2001 Stock Incentive Plan.
          10.1 Employment Agreement between the Company
               and Richard Barbari dated as of August
               21, 2000.(1)
          10.2 Employment Agreement between the Company
               and Christopher J. Pearson dated as of
               June 30, 2000.
          10.3 Alliance and License Agreement dated as
               of April 7, 2001 between the Company and
               Savage Beast Technologies Incorporated.
          10.4 Lease Agreement dated as of April 24,
               2001 between the Company and Vance
               Minnesota Street, L.P.
          ___________________

          (1)  Filed as an exhibit to the Company's
               Quarterly Report on Form 10-QSB for the
               quarter ended January 31, 2001, and
               incorporated by reference herein.

          (2)  Filed as an exhibit to the Company's
               Registration Statement on Form 10-SB,
               file no. 0-24888, and incorporated by
               reference herein.


     (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

          Amendment No. 1 to Form 8-K dated July 21, 2000 which
     Amendment was filed February 2, 2001. Items reported: 7,
     Certain Combined Financial Statements of Oth.net (a proprietorship) and Oth.net, Inc. to May 31, 2000 and certain pro forma financial information.

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       OTHNET, INC.
                       (Registrant)


                       By:  /s/ Richard A. Barbari
                            Richard A. Barbari,
                            President and
                            Chief Executive Officer


                       Dated:    August 10, 2001

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                   Title                         Date



/s/ Richard A. Barbari      President, Chief Executive    8/10/01
Richard A. Barbari          Officer, Chairman of the
                            Board and  Director
                            (Principal Executive Officer
                            and Principal Accounting
                            and Financial Officer)

/s/ Christopher J. Pearson  Vice President                8/10/01
Christopher J. Pearson      and Director


/s/ Louis C. Fornetti       Director                      8/10/01
Louis C. Fornetti


/s/ Anthony L. Rafel        Director                      8/10/01
Anthony L. Rafel


/s/ Roland D. Pampel        Director                      8/10/01
Roland D. Pampel


/s/ Robert Brown            Treasurer and Director        8/10/01
Robert Brown

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Othnet, Inc.
(formerly known as PL Brands, Inc.)
Saint Paul, Minnesota

We have audited the accompanying consolidated balance sheet of Othnet, Inc. (a development stage company) (the Company) as of April 30, 2001 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the cumulative period from May 1, 2000 to April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2001 and the results of its operations and its cash flows for the year and cumulative period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in providing music, video, and movie content on the Internet. As discussed in Note 1 to the consolidated financial statements, the deficiency in working capital at April 30, 2001 and the Company's operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
July 26, 2001

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
   PL Brands, Inc.

We have audited the accompanying consolidated statements of earnings, stockholders' equity, and cash flows of PL Brands, Inc. and subsidiaries for the year ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects as of April 30, 2000, the results of operations and cash flows of PL Brands, Inc. and subsidiaries for the year ended April 30, 2000, in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP
Toronto, Ontario
July 21, 2000

INDEPENDENT AUDITORS' REPORT

To the Proprietor/Stockholder
Oth.net (a Proprietorship) and Oth.net, Inc.
Palm Coast, Florida


We have audited the accompanying combined balance sheets of Oth.net and Oth.net, Inc. as of December 31, 1999 and June 30, 2000, and the related combined statements of operations, proprietor's capital/stockholder's equity and cash flows for the year ended December 31, 1999 and the period from January 1, 2000 to June 30, 2000. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the combined financial statements based on our audit.

We conducted our audits in accordance auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Oth.net and Oth.net, Inc. as of December 31, 1999 and June 30, 2000, and the results of its operations and its cash flows for the year and period then ended in conformity with accounting principles generally accepted in the United States of America.




CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
August 9, 2001

OTHNET, INC.
(formerly known as PL Brands, Inc.)
(a development stage company)

CONSOLIDATED BALANCE SHEET
APRIL 30, 2001
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
   Cash                                                            $    559,365
   Prepaid expenses                                                         875
                                                                   ------------
        Total current assets                                            560,240

PROPERTY AND EQUIPMENT (Note 3):
   Office furniture and equipment                                        55,599
   Less accumulated depreciation                                          8,132
                                                                   ------------
        Property and equipment, net                                      47,467

OTHER ASSETS:
   License agreement                                                    180,000
   Proprietary information database and search engine, net of
     amortization of $833,190                                         2,166,310
                                                                   ------------
        Total other assets                                            2,346,310
                                                                   ------------
                                                                   $  2,954,017
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                $    246,086
   Accrued salaries and benefits                                         35,462
                                                                   ------------
        Total current liabilities                                       281,548

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY (Note 4):
   Common stock, $.001 par value, 40,000,000 shares authorized,
     16,899,279 issued and outstanding                                   16,899
   Preferred stock, $.001 par value, 2,000,000 shares authorized
   Additional paid-in capital                                        11,969,280
   Accumulated deficit                                               (9,313,710)
                                                                   ------------
        Total shareholders' equity                                    2,672,469
                                                                   ------------
                                                                   $  2,954,017
                                                                   ============


See notes to financial statements.

OTHNET, INC.
(formerly known as PL Brands, Inc.)
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                              Cumulative
                                              Period from
                                              May 1, 2000
                                              to April 30,                              Predecessor
                                                2001 and                       -----------------------------
                                               Year Ended      Year Ended        Period from     Year Ended
                                                April 30,       April 30,      January 1, 2000  December 31,
                                                  2001            2000        to June 30, 2000      1999

NET SALES                                     $     25,455                      $    114,311    $    270,467

OPERATING EXPENSES:
   Amortization of intellectual property           833,190
   General and administrative                    1,956,503    $    185,300            21,537           5,795
   Stock-based compensation to nonemployees      4,404,307
                                              ------------    ------------      ------------    ------------
        Total operating expenses                 7,194,000         185,300            21,537           5,795
                                              ------------    ------------      ------------    ------------

(LOSS) INCOME BEFORE OTHER INCOME               (7,168,545)       (185,300)           92,774         264,672

OTHER INCOME                                        74,325          50,966
                                              ------------    ------------      ------------    ------------

NET (LOSS) INCOME                             $ (7,094,220)   $   (134,334)     $     92,774    $    264,672
                                              ============    ============      ============    ============


BASIC AND DILUTED NET LOSS PER SHARE          $      (0.45)   $      (0.01)
                                              ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
   BASIC AND DILUTED                            15,603,071       9,143,279
                                              ============    ============


See notes to financial statements.

OTHNET, INC.
(formerly known as PL Brands, Inc.)
(a development stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                         Common Stock
                                                   -------------------------
                                                    Number of                    Paid-in     Accumulated
                                                      Shares        Amount       Capital       Deficit        Total

BALANCE AT APRIL 30, 1999                            9,143,279   $     9,143   $ 2,128,906   $(2,085,156)  $    52,893

   Net loss                                                                                     (134,334)     (134,334)
                                                   -----------   -----------   -----------   -----------   -----------

BALANCE AT APRIL 30, 2000                            9,143,279         9,143     2,128,906    (2,219,490)      (81,441)

   Shares issued for acquisition of Othnet           4,500,000         4,500     2,245,500                   2,250,000
   Shares sold in private placement at $.50          1,000,000         1,000       499,000                     500,000
   Shares issued for compensation                    1,000,000         1,000       499,000                     500,000
   Shares issued for services rendered                 500,000           500       249,500                     250,000
   Shares sold in private placement at $3.00,
      net of offering expenses of $324,177             756,000           756     1,943,067                   1,943,823
   Fair value of options granted to nonemployees
      for services provided                                                      4,404,307                   4,404,307
   Net loss                                                                                   (7,094,220)   (7,094,220)
                                                   -----------   -----------   -----------   -----------   -----------

BALANCE AT APRIL 30, 2001                           16,899,279   $    16,899   $11,969,280   $(9,313,710)  $ 2,672,469
                                                   ===========   ===========   ===========   ===========   ===========


See notes to financial statements.

OTHNET, INC.
(formerly known as PL Brands, Inc.)
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                        Cumulative
                                                                        Period from
                                                                        May 1, 2000
                                                                        to April 30,                           Predecessor
                                                                          2001 and                    -----------------------------
                                                                         Year Ended    Year Ended       Period from     Year Ended
                                                                          April 30,     April 30,     January 1, 2000  December 31,
                                                                            2001          2000       to June 30, 2000      1999


OPERATING ACTIVITIES:
    Net (loss) income                                                   $(7,094,220)   $  (134,334)     $    92,774    $   264,672
    Adjustments to reconcile net loss to net cash
           used in operating activities:
        Fair value of options granted to nonemployees                     4,404,307
        Stock compensation expense                                          499,000
        Depreciation and amortization                                       841,322
        Legal fees paid by proprietor                                                                         1,500
        Changes in operating assets and liabilities affecting
               cash flow (net of assets acquired):
           Accounts receivable                                                                              130,744       (148,664)
           Prepaid expenses                                                    (875)                            499           (499)
           Accounts payable                                                  81,606        (13,348)           6,022
           Accrued salaries and benefits                                     35,462
                                                                        -----------    -----------      -----------    -----------
                                                                         (1,233,398)      (147,682)         231,539        115,509
                                                                        -----------    -----------      -----------    -----------
                  Net cash flow from discontinued operations                              (129,219)
                                                                        -----------    -----------      -----------    -----------
                  Net cash (used in) provided by operating activities    (1,233,398)      (276,901)         231,539        115,509

INVESTING ACTIVITIES:
    Purchase of intellectual property - Othnet                             (500,000)
    Purchase of license agreement                                          (100,000)
    Purchase of office furniture and equipment                              (55,599)
                                                                        -----------
                  Net cash used in investing activities                    (655,599)

FINANCING ACTIVITIES:
    Net proceeds from sale of common stock in
        private placements                                                2,443,823
    Distributions                                                                                          (231,539)      (115,509)
    Other proceeds from the issuance of common stock                          1,500
                                                                        -----------                     -----------    -----------
                  Net cash provided by (used in) financing activities     2,445,323                        (231,539)      (115,509)

PROCEEDS ON DISPOSAL OF DISCONTINUED
    OPERATIONS                                                                             279,525
                                                                        -----------    -----------      -----------    -----------

INCREASE IN CASH                                                            556,326          2,624

CASH AT THE BEGINNING OF THE PERIOD                                           3,039            415
                                                                        -----------    -----------      -----------    -----------

CASH AT THE END OF THE PERIOD                                           $   559,365    $     3,039      $              $
                                                                        ===========    ===========      ===========    ===========

NONCASH TRANSACTIONS:
    Issuance of 500,000 common shares for services provided             $   249,500    $        --
                                                                        ===========    ===========
    Issuance of 4,500,000 common shares for purchase of
        intellectual database and search engine                         $ 2,250,000    $        --
                                                                        ===========    ===========
    Amount due for purchase of license agreement
        (included in accounts payable)                                  $    80,000    $        --
                                                                        ===========    ===========


See notes to financial statements.

OTHNET, INC.
(formerly known as PL Brands, Inc.)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED APRIL 30, 2001, CUMULATIVE PERIOD FROM
MAY 1, 2000 TO APRIL 30, 2001, YEAR ENDED APRIL 30, 2000,
THE PERIOD FROM JANUARY 1, 2000 TO JUNE 30, 2000 (PREDECESSOR),
AND THE YEAR ENDED DECEMBER 31, 1999 (PREDECESSOR)
--------------------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Description of Business - PL Brands, Inc. (PL Brands) was incorporated under the laws of the State of Delaware on May 12, 1994 concurrently with the filing of a Certificate of Domestication by its predecessor, Malone Road Investments, Ltd., which was incorporated in the Isle of Man on August 6, 1990. Pursuant to Delaware corporate law, PL Brands is declared to have been incorporated in Delaware as of August 6, 1990.

         PL Brands' principal business was initially in development, production, and marketing of private label prepared foods. Pursuant to an agreement made as of May 1, 1999 all operations of the company were discontinued, and during the fiscal year ended April 30, 2000, PL Brands had no material business operations.

         In May 2000, PL Brands entered into an agreement (the Othnet Agreement) to acquire substantially all of the assets of Oth.net, Inc., a Florida corporation, as well as the Oth.net domain name, in exchange for 4,500,000 shares of PL Brands' common stock and cash in the aggregate amount of $500,000. The acquisition was effective June 30, 2000, and accordingly, the results of the acquired company have been included from July 1, 2000. The primary asset of Oth.net was an Internet-based search engine for music on the worldwide web (the Intellectual Property). In connection with this transaction, the Company also issued 500,000 shares of common stock to Eagle Ridge Partners in exchange for services rendered and $500. The deemed value of these shares was $250,000 based on recent sales of the Company's common stock and has been capitalized as a cost of the acquisition. The Intellectual Property has been valued at $2,999,500 and will be amortized over three years. In March 2001, PL Brands changed its name to Othnet, Inc. (the Company).

         Effective May 1, 2000, Oth.net, Inc. became a development stage company and intends to expand the business into a more diverse digital entertainment business organization providing music, video, and movie content on the Internet. Thus, the results for the cumulative period from May 1, 2000 to April 30, 2001 are the same as those for the year ended April 30, 2001. The Company is in the process of rewriting its website and is developing new software that will be directed at the peer-to-peer environment.

         The following unaudited pro forma results of operations combine the results of operations for PL Brands for the year ended April 30, 2001 and 2000 with the results of operations of Oth.net, Inc. for the same period and gives effect to the acquisition as if it had occurred on May 1, 1999.

         This unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations in future periods or the results that actually would have been realized had PL Brands and Oth.net, Inc. been a combined company during the period presented.

                                                                      Year Ended April 30,
                                                                  -----------------------------
                                                                      2001            2000

         Revenue                                                  $     43,250    $    264,185
         Net loss                                                   (2,467,402)     (6,165,280)

         Basic and diluted net loss per share                             (.15)           (.36)
         Weighted average shares outstanding, basic and diluted     16,899,279      16,899,279

         Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise, which incurred a loss of approximately $7,094,000 in 2001, and had a working capital deficit at April 30, 2001. Accordingly, these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the company's funds are adequate to meet cash requirements through at least August 2001. However, substantial additional capital may be needed in order to fund operations beyond that time. Management is currently in the process of attempting to raise additional capital in the next three to six months that will be used to complete the software development, build the management team, and take the Company through a phased launch. Management has had discussions with certain parties and investment banking firms concerning capital-raising alternatives, such as private placements of equity and/or debt securities, as well as public offerings, but as of the date hereof none of these discussions have been finalized.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its two Canadian subsidiaries. There was no material activity in these subsidiaries in 2001 and management is in the process of liquidating them in fiscal 2002. All significant intercompany accounts and transactions have been eliminated.

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Property and Equipment - Property and equipment is carried at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives range from two to seven years.

         Other Assets - The license agreement for Savage Beast software allows the Company to use the Savage Beast music recommendation software, and is being amortized over the initial term of the license, which is 15 months.

         The proprietary information, database, and search engine are being amortized over the estimated useful life of 36 months.

         Income Taxes - The Company utilizes the method of accounting for income taxes set forth in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change in deferred tax assets and liabilities.

         Revenue Recognition - Revenue consists of interest and advertising revenue. Advertising revenue is recognized as earned on a monthly basis per the contracts.

         Stock-based Compensation - The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, but has elected to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related intepretations, for measurement and recognition of stock-based transactions with employees.

         Segment Information - SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting operating segment information based upon how the Company manages its operations. The Company manages its business as one operating segment in accordance with SFAS No. 131.

         New Accounting Standards - On June 29, 2001, the Financial Accounting Standards Board (FASB) approved its proposed SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 requires cessation of goodwill amortization and periodic evaluation of the goodwill carrying value. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001.

         Major provisions of SFAS No. 141 and 142 are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective for fiscal years beginning after December 15, 2001, goodwill will no longer be subject to amortization.

         Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

         The Company has adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that it has no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases and sales. The Company's adoption of SFAS No. 133 had no effect on the financial position or results of operations.

         Staff Accounting Bulletin No. 101 - In December 1999, Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, was issued. The Company applied this bulletin in 2000. In accordance with SAB No. 101, sales are recorded when the product is shipped or the service is provided as the earning process is substantially complete, collectibility is probable, and pricing is fixed and determinable. The Company's adoption of SAB No. 101 had no effect on the financial position or results of operations.

3.       PROPERTY AND EQUIPMENT

         Property and equipment at April 30, 2001 is as follows:

         Automobile                                                     $ 41,207
         Computer equipment                                               10,198
         Office furniture and equipment                                    4,194
                                                                        --------
                                                                          55,599
         Less accumulated depreciation                                     8,132
                                                                        --------
                                                                        $ 47,467
                                                                        ========

4.       SHAREHOLDERS' EQUITY

         During the quarter ended July 31, 2000, the Company issued, in separate transactions to a total of nine investors, (1) 1,000,000 shares of common stock for an aggregate purchase price of $500,000 and (2) 756,000 shares of common stock for an aggregate purchase price of $2,268,000. These funds, together with the proceeds from other capital-raising activities, are being used for operations and development and implementation of the Company's business strategy.

         As an incentive to join the Company in fiscal 2001, Mr. Richard Barbari and his nominees were offered the right to purchase 1,000,000 shares of the Company's common stock for an aggregate purchase price of $1,000. The deemed value of these shares was $500,000, and the compensation expense recognized by the Company in connection with the issuance of these shares was $499,000, which was included in general and administrative expense.

         On March 22, 2001, the 2001 Stock Incentive Plan (the 2001 Plan) was approved by the Board of Directors and will be submitted to a vote of the Company's shareholders for approval at the next shareholders' meeting. The 2001 Plan is for eligible employees, advisors, and nonemployee directors, and authorizes the grant of a share of the Company's common stock in the form of incentive stock options and nonqualified stock options. The 2001 Plan requires that the exercise price of all options granted be at the fair market value of the Company's common stock on the date of grant. The aggregate number of shares that can be issued under the 2001 Plan is 3,000,000 shares of common stock. Until approved by the shareholders, any options issued under the 2001 Plan will be accounted for as variable options, and the effect of any change in the price of the underlying common stock will be recorded as compensation expense in the consolidated statement of operations. There were no options granted in fiscal 2001 under this plan.

         However, there were nonqualified stock options to purchase 2,085,000 shares of common stock issued outside the plan to both employees and nonemployees in fiscal 2001. The options issued to nonemployees were fully vested and were valued using the Blacke-Scholes model. Thus, compensation expense of approximately $4,404,000 was recognized in fiscal year 2001. The employee options were issued at no less than the estimated fair value of the common stock, and no expense was recorded.

         The following summarizes the activity for options issued outside of the 2001 Plan:

                                                                     Weighted
                                                                     Average
                                                      Shares      Exercise Price

         Outstanding at April 30, 2000                     --
           Granted                                  2,085,000        $   3.00
                                                    ---------        --------
         Outstanding at April 30, 2001              2,085,000        $   3.00
                                                    =========        ========

         Exercisable at April 30, 2001              1,855,000        $   3.00
                                                    =========        ========

         Weighted-average contractual life                           10 years

         No compensation cost has been recognized for employee options issued in 2001 because the exercise price of all options granted was at least equal to the estimated fair value of the common stock on the date of grant. Had compensation cost for the stock options been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's 2001 pro forma net loss and net loss per share amounts would have been as indicated below:

                                                   Net Loss          Basic and
                                                 Applicable to      Diluted Loss
                                                 Common Stock        per Share

         As reported                             $(7,094,220)         $  (.45)
                                                 ===========          =======
         Pro forma                               $(7,961,116)         $  (.51)
                                                 ===========          =======

         The fair value of each option grant for both employee and nonemployee options, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results:

                                                                          2001

         Dividend yield                                                     0.0%
         Expected volatility                                                114%
         Risk-free interest rate                                           4.73%
         Expected life of options                                       10 Years
         Fair value of options on grant dates                           $   2.83

5.       COMMITMENTS AND CONTINGENCIES

         An employment compensation arrangement exists between the Company and Mr. Richard Barbari. The term of employment under the agreement is two years and provides that Mr. Barbari will serve as the Company's Chief Executive Officer. The agreement also provides that, in the event of a "change in control" as defined in the agreement, the Company shall pay Mr. Barbari an amount equal to one year's base salary. In addition, upon the occurrence of certain termination events, Mr. Barbari would be entitled to the pro rata portion of any applicable bonus for the then current year. Mr. Barbari is subject to noncompetitive, nonsolicitation, and nondisclosure covenants under his employment agreement.

         The Company rents office space in Saint Paul, Minnesota under an operating lease that terminates on July 31, 2006. Costs incurred under operating leases are recorded as rent expense. Total cash rent expense was approximately $6,455 and $0 for the years ended April 30, 2001 and 2000, respectively. The Company also issued options to purchase 50,000 shares of common stock at $3.00 per share as payment for rent in 2001. Those options were valued at approximately $142,000 using the Black-Scholes model, which is recorded as additional rent expense.

         Future minimum lease payments under the office lease at April 30, 2001 are as follows:

         Year ending April 30:
         2002                                                           $ 22,500
         2003                                                             30,000
         2004                                                             46,920
         2005                                                             46,920
         2006                                                             46,920

         The Company has an agreement whereby $100,000 is payable, for services rendered in fiscal 2001, to one of its attorneys upon successful completion of additional financing in fiscal 2002. If the financing is not completed, no amount is due. No amount has been accrued for this contingency at April 30, 2001.

6.       INCOME TAXES

         A reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the year ended April 30 is as follows:

                                                              2001         2000

         Statutory rate                                       34.0%        34.0%
         State taxes (net of federal benefit)                  6.5          3.3
         Permanent differences                                              2.7
         Valuation allowance                                 (40.5)       (40.0)
                                                              ----         ----
         Effective tax rate                                    0.0%         0.0%
                                                              ====         ====

         Deferred tax assets have been offset by a valuation allowance at April 30, 2001 and 2000, because the Company's net operating losses (NOL's) could not be carried back and management believes that it is more likely than not that these NOL's may not be utilized in the future.

         Deferred tax assets and valuation allowances at April 30 were as follows:

                                                         2001           2000

         Noncurrent:
            Stock-based compensation                 $ 1,674,000
            Database amortization                        253,000
            Tax loss carryforward                      1,294,000    $   628,000
            Valuation allowance                       (3,221,000)      (628,000)
                                                     -----------    -----------
                                                     $        --    $        --
                                                     ===========    ===========

         As of April 30, 2001 the Company has net operating losses available to apply against future taxable income that expire in the following years:

                                     Canada        United States        Total

         2002                      $   624,000                       $   624,000
         2003                          309,000                           309,000
         2004                          156,000                           156,000
         2005                           43,000                            43,000
         2006                          130,000                           130,000
         2011                                       $   110,000          110,000
         2012                                           100,000          100,000
         2018                                           108,000          108,000
         2019                                         1,825,000        1,825,000
                                   -----------      -----------      -----------
                                   $ 1,262,000      $ 2,143,000      $ 3,405,000
                                   ===========      ===========      ===========

7.       SUBSEQUENT EVENT

         The Company has agreed to issue in fiscal 2002 to Savage Beast 50,000 shares of common stock, at an agreed valuation of $5.00 per share, or $250,000 in the aggregate, in exchange for 100,000 shares of Savage Beast's common stock, at an agreed valuation of $2.50 per share, or $250,000 in the aggregate. Should the Company sell shares of its common stock at a price below $5.00 per share (reduced price) in its next round of financing, the number of shares of company common stock issued to Savage Beast shall be increased such that the total number of shares issued multiplied by the reduced price equals $250,000.

8.       PREDECESSOR FOOTNOTES

         A.       Summary of Significant Accounting Policies and Other
                  Information


         Nature of Organization - Oth.net, Inc. was incorporated February 4, 2000, under the laws of the State of Florida. To date operations have not commenced in Oth.net, Inc. Operations through June 30, 2000, have been carried out through Oth.net, a proprietorship.

         Oth.net, a proprietorship, was started in May 1998 as a music and video search engine. Oth.net's software enables consumers to quickly locate specific artists and specific songs and videos (movies) on the Internet.

         Basis of Accounting - The accompanying combined financial statements are presented using an accrual basis of accounting and are in accordance with generally accepted accounting principles.

         Revenue Recognition - Revenues to date relate to advertising revenues earned from banner advertising and/or links placed on pages of the Oth.net web site. Oth.net software has the ability to track music searches on the Internet and present banner advertising tailored to the specific search that the user is conducting. The advertising can be changed moment by moment or search by search to target the specific customers using the search engine at a given moment. Revenues are recognized in the period the advertising is displayed on the pages of the Oth.net web site.

         Income Taxes - Oth.net, a proprietorship, is not a taxpaying entity for purposes of federal or state income tax purposes. Revenues and expenses flow through to the proprietor for inclusion in his income tax return. Oth.net, Inc. has elected to be treated as a Subchapter S corporation whereby revenues and expenses flow through to the stockholder for inclusion in his individual return. Accordingly, no income tax provision is provided in the accompanying combined financial statements.

         Concentrations, Risks and Uncertainties - Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Customer Concentrations and Receivables - Oth.net, a proprietorship and Oth.net, Inc. grant uncollaterized credit to customers. Management believes all accounts receivable are collectible and has not provided for an allowance for doubtful accounts. While the ultimate loss may differ, management believes that any loss will not have a material impact on the proprietorship Company's financial position. Due to uncertainties in the settlement process, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

         One customer accounted for 94.0% of revenues in 1999 and 95.6% of revenues in 2000.

         Competition - Many of the Proprietorship/Company's competitors and likely competitors have substantially greater resources and experience than the Company.

         Key Personnel - Marketing efforts, consulting services and technical and administrative efforts of the Proprietor/Stockholder have accounted for 100% of the Proprietorship/Company's revenues inception to date.
         No employment agreement currently exists with the Proprietor/Stockholder (See Note 2).

         Legal Exposure - Judgements have been entered against one of the Proprietorship/Company's competitors, Napster, ruling that Napster encouraged piracy on the Internet by enabling and allowing its users to trade copyrighted songs through its servers. These suits judgements cite violation of the law as follows:

           .       Copyright infringement
           .       Unlawful use of digital audio interface device, and
           .       Racketeering Influenced and Corrupt Organizations Act (RICO)

         The verdicts against Napster raise questions about whether a software manufacturer is liable for the ways in which their products are used. The unfavorable verdicts against Napster could negatively impact the operations of the Proprietorship/Company. The ultimate impact on the Proprietorship/Company cannot be determined at this time.


         B.      Purchase Agreement

         On May 9, 2000, Oth.net, Inc. and its stockholder entered into an agreement to transfer all of the outstanding shares of Oth.net, Inc. for 4.5 million shares of PL Brands, Inc. In this agreement the proprietor of Oth.net also agreed to transfer the Oth.net domain name to PL Brands, Inc. for $500,000. At closing all accounts receivable of Oth.net, Inc. shall be transferred to the stockholder.
         The stockholder shall also be responsible for all accounts payable debts and the like of Oth.net, Inc.

         The purchase agreement anticipated that by the date of closing the Oth.net, Inc. will have entered into an employment contract with its President and sole stockholder. This employment contract will be for an initial term of two years and shall pay $125,000 per year with the usual benefits, including health insurance and an employee stock option plan. This employment contract was entered into effective August 22, 2000.


         C.      Related Party Transactions

         Office Space/Furniture and Equipment - The Proprietorship/ Company received office space and use of certain furniture and equipment from its Proprietor/
         Stockholder under a month-to-month agreement at no cost.
         No value has been reflected for this donated rentals in the accompanying financial statements.