Form 10QSB
period 2001-07-31
OTHNET INC
filed 2001-09-19
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                     FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended:  July 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

            Commission File Number: 0-26454


                      OTHNET, INC.
(Exact name of small business issuer as specified in its charter)

Delaware                                      98-0142664
(State or other jurisdiction of          (I.R.S.Employer
incorporation or organization)            Identification
                                                    No.)


            The First National Bank Building
         332 Minnesota Street, Suite 100 North
               St. Paul, Minnesota 55101
(Address of principal executive offices, including zip code)

Issuer's telephone number, including area code: (651) 291-2993


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X___     No ______


State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 16,949,279 outstanding as of September 19, 2001



OTHNET, INC.
Quarter Ended July 31, 2001

INDEX



Part I - Financial Information


Item 1.   Financial Statements                       Page

Unaudited Consolidated Balance Sheets                  3

Unaudited Consolidated Statements of Operations        4

Unaudited Consolidated Statements of Cash Flows        5

Unaudited Notes to Consolidated Financial Statements   6

Item 2.   Management's Discussion and
               Analysis or Plan of Operation           8


Part II - Other Information                            17


OTHNET, INC.
(formerly known as PL Brands, Inc.)
(a development stage company)

UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                     July 31,        April, 30
                                                                       2001            2001
                                                                   ------------    ------------
ASSETS

CURRENT ASSETS:
   Cash                                                            $     96,283    $    559,365
   Prepaid expenses                                                      39,439             875
                                                                   ------------    ------------
       Total current assets                                             135,722         560,240

PROPERTY AND EQUIPMENT:
   Office furniture and equipment                                        71,279          55,599
   Less accumulated depreciation                                         12,076           8,132
                                                                   ------------    ------------
       Property and equipment, net                                       59,203          47,467

OTHER ASSETS:
   License agreement, net of amortization of $36,000 and $ 0            144,000         180,000
   Proprietary information database and search engine, net of
     amortization of $1,083,148 and $833,190, respectively            1,916,352       2,166,310
                                                                   ------------    ------------
       Total other assets                                             2,060,352       2,346,310

                                                                   ------------    ------------
                                                                   $  2,255,277    $  2,954,017
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                $    248,484    $    246,086
   Accrued salaries and benefits                                         19,212          35,462
                                                                   ------------    ------------
       Total current liabilities                                        267,696         281,548

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value, 40,000,000 shares authorized,
     16,899,279 issued and outstanding                                   16,899          16,899
   Preferred stock, $.001 par value, 2,000,000 shares authorized             --              --
   Additional paid-in capital                                        11,969,280      11,969,280
   Accumulated deficit                                               (9,998,598)     (9,313,710)
                                                                   ------------    ------------
       Total shareholders' equity                                     1,987,581       2,672,469

                                                                   $  2,255,277    $  2,954,017
                                                                   ============    ============


          See Unaudited notes to the Consolidated Financial Statements

OTHNET, INC.
(formerly known as PL Brands, Inc.)
(a development stage company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Cumulative
                                                Period From
                                                May 1, 2000     Three Months Ended July 31,
                                                to July 31,    ----------------------------
                                                   2001            2001            2000
                                               ------------    ------------    ------------

Net sales                                      $     28,251    $      2,796    $         --

Operating Expenses:
  Amortization of intellectual property           1,083,148         249,958              --
  General and administrative expenses             2,396,676         440,173         589,269
   Stock based compensation for nonemployees      4,404,307              --
                                               ------------    ------------    ------------
      Total operating expenses                    7,884,131         690,131         589,269

Loss from operations                             (7,855,880)       (687,335)       (589,269)

Other Income                                         76,772           2,447           5,440
                                               ------------    ------------    ------------

Net loss                                         (7,779,108)       (684,888)       (583,829)
                                               ============    ============    ============

Basic and diluted net loss per share           $      (0.49)   $      (0.05)   $      (0.05)
                                               ============    ============    ============

Weighted average shares outstanding -            15,864,013      16,899,279      11,756,114
basic and diluted                              ============    ============    ============


          See Unaudited notes to the Consolidated Financial Statements

OTHNET, INC.
(formerly known as PL Brands, Inc.)
(a development stage company)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Cumulative
                                                       Period From
                                                       May 1, 2000     Three Months Ended July 31,
                                                       to July 31,     ---------------------------
                                                           2001            2001            2000
                                                       -----------     -----------     -----------

Operating Activities
   Net loss                                            $(7,779,108)    $  (684,888)    $  (583,829)
   Adjustment to reconcile net loss to net cash
      used in operating activities:
   Fair value of options granted to nonemployees         4,404,307              --
   Stock compensation expense                              499,000              --         499,000
   Depreciation and amortization                         1,131,224         289,902              --
   Changes in assets and liabilities affecting cash
      flow (net of assets acquired):
     Prepaid expenses                                      (39,439)        (38,564)         (4,378)
     Accounts payable                                       84,004           2,398          24,363
     Accrued salaries and benefits                          19,212         (16,250)
                                                       -----------     -----------     -----------
          Net cash used in operating activities         (1,680,800)       (447,402)        (64,844)

Investing Activities
   Purchase of intellectual property - Othnet             (500,000)             --        (500,000)
   Purchase of license agreement                          (100,000)             --              --
   Purchase of office furniture and equipment              (71,279)        (15,680)
                                                       -----------     -----------     -----------
          Net cash used in investing activities           (671,279)        (15,680)       (500,000)

Financing Activities
   Net proceeds from sale of common stock
      in private placement                               2,443,823              --       2,443,823
   Other proceeds from issuance of common stock              1,500           1,500
                                                       -----------     -----------     -----------
Net cash provided by financing activities                2,445,323              --       2,445,323

Increase (decrease) in cash                                 93,244        (463,082)      1,880,479

Cash, at the beginning of the period                         3,039         559,365           3,039
                                                       -----------     -----------     -----------

Cash, at the end of the period                         $    96,283     $    96,283     $ 1,883,518
                                                       ===========     ===========     ===========

NONCASH TRANSACTIONS
   Issuances of 500,000 common shares for
      services provided                                $   249,500     $        --         249,500
                                                       ===========     ===========     ===========
   Issuances of 4,500,000 common shares for purchase
      of intellectual database and search engine       $ 2,250,000     $        --     $ 2,250,000
                                                       ===========     ===========     ===========
   Amount due for purchase of license agreement
      (included in accounts payable)                   $    80,000     $        --     $        --
                                                       ===========     ===========     ===========


          See Unaudited notes to the Consolidated Financial Statements

OTHNET, INC.
(formerly known as PL Brands, Inc.)
(a development stage company)


UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Unaudited Interim Financial Information

     The accompanying interim consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at July 31, 2001, the results of operations for the three month periods ended July 31, 2001 and 2000, and the cash flows for the three month periods ended July 31, 2001 and 2000. The results of operations for the three month period ended July 31, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending April 30, 2002. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Form 10-KSB for the year ended April 30, 2001.

Note 2.  Description of Business and Basis or Presentation

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

     In May 2000, PL Brands entered into an agreement to acquire substantially all of the assets of Oth.net, Inc., a Florida corporation, as well as the Oth.net domain name, in exchange for 4,500,000 shares of PL Brands' common stock and cash in the aggregate amount of $500,000. The acquisition was effective June 30, 2000, and accordingly, the results of the acquired company have been included from July 1, 2000. The primary asset of Oth.net was an Internet-based search engine for music on the worldwide web (the Intellectual Property). In connection with this transaction, the Company also issued 500,000 shares of common stock to Eagle Ridge Partners in exchange for services rendered and $500. The deemed value of these shares was $250,000 based on recent sales of the Company's common stock and has been capitalized as a cost of the acquisition. The Intellectual Property has been valued at $2,999,500 and will be amortized over three years. In March 2001, PL Brands changed its name to Othnet, Inc. (the Company).

     Effective May 1, 2000, Othnet, Inc. became a development stage company and intends to expand the business into a more diverse digital entertainment business organization providing music, video, and movie content on the Internet. The Company is in the process of rewriting its website and is developing new software that will be directed at the peer-to-peer environment.

Note 3. Savage Beast

     The Company has agreed to issue in fiscal 2002 to Savage Beast 50,000 shares of common stock, at an agreed valuation of $5.00 per share, or $250,000 in the aggregate, in exchange for 100,000 shares of Savage Beast's common stock, at an agreed valuation of $2.50 per share, or $250,000 in the aggregate. Should the Company sell shares of its common stock at a price below $5.00 per share (reduced price) in its next round of financing, the number of shares of company common stock issues to Savage Beast shall be increased such that the total number of shares issued multiplied by the reduced price equals $250,000.



ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

     The following discussion of the Company's financial condition and results of operations is based on the Company's
Consolidated Financial Statements and the related notes thereto.

Results of Operations

     The Company reported revenues of approximately $3,000
from operations for the three months ended July 31, 2001 compared to no revenues for the three months ended July 31, 2000.

     Operating expenses were approximately $690,000 for the three months ended July 31, 2001 and were comprised primarily of compensation expense, amortization (relating to the Company's proprietary information database, search engine and license agreement), contract labor, consulting, and professional fees. This compared to operating expenses of approximately $589,000 for the three months ended July 31, 2000. The increase was primarily attributable to amortization of intellectual property of approximately $250,000 for the three month period ended July 31, 2001 compared to no such amortization expense for the three month period ended July 31, 2000 offset by a decrease in general and administrative expenses from approximately $589,000 for the three month period ended July 31, 2000 to approximately $440,000 for the three month period ended July 31, 2001. Such decrease in general and administrative expenses was due primarily to the recognition of $499,000 in connection with the issuance of 1,000,000 shares to Richard A. Barbari and his nominees which occurred in the three month period ended July 31, 2000, offset by an increase in other compensation expense, contract labor, professional fees, consulting, and other expenses incurred in the three month period ended July 31, 2000.

     The Company had interest income of approximately $2,000 for the three months ended July 31, 2001 compared to approximately $5,000 for the three months ended July 31, 2000.

     For the three months ended July 31, 2001, the Company had a net loss of approximately $685,000 compared to a net loss of approximately $584,000 for the three months ended July 31, 2000. The increase in net loss is primarily due to an increase in operating expenses resulting from the acquisition of Oth.net, Inc., partially offset by recognition of $499,000 in expenses in connection with the issuance of 1,000,000 shares to Richard A. Barbari and his nominees in the three month period ended July 31, 2000.

Liquidity and Capital Resources

     On July 31, 2001, the Company had cash of approximately
$96,000 and negative working capital of approximately $132,000.
The Company's primary source of liquidity has been cash provided through equity offerings and interest income.

     Cash used in operating activities was approximately
$447,000 for the three months ended July 31,2001 which was primarily the result of a loss of approximately $685,000 partially offset by non-cash charges totaling approximately
$290,000 for depreciation and amortization. For the three months ended July 31, 2001, the Company also used approximately $16,000 in investing activities for the purchase of property and equipment.

     Cash used in operating activities was approximately $65,000 for the three month period ended July 31, 2000 which was primarily the result of a loss of approximately $584,000 partially offset by non-cash charges totaling $499,000 for stock compensation expense and increase in accounts payable totaling approximately $24,000.

     The Company's cash position is currently impaired and the Company's funds, together with any operating revenues that are recognized, are inadequate to meet its current cash requirements. Thus, substantial additional capital is needed in order to fund operations beyond this time. The Company is currently in the process of attempting to raise additional capital and believes it will be able to obtain certain short-term financing in the quarter ended October 31, 2001. Management has also had discussions with certain parties and investment banking firms concerning capital-raising alternatives in addition to such short-term financing, such as private placements of equity and/or debt securities, as well as public offerings but as of the date hereof none of these discussions have been finalized. In connection therewith, meetings and presentations were scheduled in New York City for September 13 and 14, 2001 but had to be postponed as a result of the September 11, 2001 World Trade Center disaster which has impacted our schedule for raising additional funds. Such meetings have been rescheduled for early October 2001. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Accordingly, no assurance can be given that any financing can be completed on terms acceptable to the Company or at all. If financing is not available to us we may need to dramatically change our business plan, sell or merge our business, or curtail its operations.
In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of the Company. Our inability to secure financing would have a material adverse effect on whether we would be able to successfully implement our proposed business plan and our ability to continue as a going concern. Moreover, even if the Company obtains such financing, there can be no assurance that the ultimate proceeds will prove to be adequate.

Other Factors Affecting our Operating Results

     The following risk factors and other information included in this Form 10-QSB should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

     WE NEED TO OBTAIN ADDITIONAL FUNDS TO EXECUTE OUR
BUSINESS PLAN AND IF WE ARE UNABLE TO OBTAIN SUCH FUNDS, WE WILL NOT BE ABLE TO EXPAND OUR BUSINESS AS PLANNED. The Company's cash position is currently impaired and substantial additional capital is needed in order to fund operations beyond this time. Additional financing may not be available to us on favorable terms or at all. If additional financing is not available to us we may need to dramatically change our business plan, sell or merge our business, or curtail its operations.
In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of the Company. Our inability to secure additional financing would have a material adverse effect on whether we would be able to successfully implement our proposed business plan and our ability to continue as a going concern. Moreover, even if we obtain such financing, there can be no assurance that the ultimate proceeds will prove to be adequate.

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

     INTENSE COMPETITION COULD REDUCE OUR POTENTIAL MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE. We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, America Online, Microsoft and Yahoo!, who could choose to compete with us either directly or indirectly through affiliations with other e-commerce companies. Other large companies with strong brand recognition, technical expertise and experience in Internet commerce could also seek to compete with us.

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

     ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS.   The
secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in the Othnet service. Substantial or ongoing security breaches on our system or other Internet-based systems could significantly harm our business. As we implement the Othnet service, we intend to require buyers to guarantee their offers with their credit card, either online or through our toll-free telephone service. We expect to rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities; new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer transaction data.

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

     WE RELY ON A THIRD PARTY FOR THE HOSTING OF OUR WEB SITE AND IF THIS HOSTING SERVICE BECOMES UNAVAILABLE, OUR CUSTOMERS WILL NOT BE ABLE TO ACCESS OUR WEB SITE. We currently rely on a third party that hosts our Web site at a single location in Minneapolis, Minnesota. We currently do not maintain a redundant Web site. If for any reason our current Web site hosting services become unavailable or if our hosting service experiences technical problems, customers will not be able to access our Web site until these services are restored or until we are able to make arrangements with an alternate provider.

     OUR BUSINESS IS DEPENDENT ON THE CONTINUED DEVELOPMENT AND MAINTENANCE OF THE INTERNET AND THE AVAILABILITY OF INCREASED BANDWIDTH TO CONSUMERS. The success of our business will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed modems, for providing reliable Internet access and services. Because global commerce on the Internet and the online exchange of information is new and evolving, we cannot predict whether the Internet will prove to be a viable commercial marketplace in the long term.

     The success of our business will rely on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of music. Our business will depend on the ability of our consumers to continue to upload and download mp3 and other music file formats, as well as to conduct commercial transactions with us, without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth and slower access to our Web site. Our penetration of a broader consumer market will depend, in part, on continued proliferation of high speed Internet access. Even compressed in mp3 format, a typical three-minute song file can occupy more than three megabytes of storage space. This file could take approximately seven minutes to download over a conventional 56 kbps modem compared to less than one minute over an DSL or cable modem.

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

     OUR INTELLECTUAL PROPERTY PROTECTION MAY BE INADEQUATE, AND ANY LOSS OR REDUCTION IN INTELLECTUAL PROPERTY PROTECTION MAY HARM OUR BUSINESS. Our intellectual property includes our trade-name "Othnet" and our patent pending proprietary software and other proprietary rights. We believe that our intellectual property is important to our success and our competitive position, and we try to protect it. However, our efforts to protect our intellectual property could be inadequate. Use of the "Othnet" name by others could dilute our brand identity and confuse the market. In addition, our ability to conduct our business may be harmed if others claim we violate their Intellectual property rights. If successful, these claims could seriously harm our business by forcing us to cease using intellectual property that we depend on to operate our business. Even if unsuccessful, these claims could harm our business by damaging our reputation, requiring us to incur legal costs and diverting management's attention away from our business.

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

     DEVELOPMENT OF NEW STANDARDS FOR THE ELECTRONIC DELIVERY OF MUSIC MAY THREATEN OUR BUSINESS. We currently rely on mp3 technology as a delivery method for the digital distribution of music. Mp3 is an open standard adopted by the Moving Picture Experts Group for the compression of audio files. We do not own or control mp3 technology and are dependent upon a license to obtain rights to certain patents relating to the technology. The onset of competing industry standards for the electronic delivery of music could significantly affect the way we operate our business as well as the public's perception of Othnet as a company. For example, in December 1998, the major recording studios announced a plan to develop a universal standard for the electronic delivery of music, called the Secured Digital Music Initiative (SDMI). If new standards are developed and adopted by consumers, we may not be able to obtain a license to such technology on favorable terms or at all and our business could be harmed. Even if new standards are not developed, delays with respect to proposed standards, such as those that have occurred with respect to SDMI, can cause confusion in the marketplace, slow the development of the market for downloadable music and otherwise harm our business.

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

Forward-Looking Statements

This Form 10-QSB contains certain forward-looking statements and information that reflect the Company's expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this Form 10-QSB, the words "anticipate", "believe", "estimate", "plan," "intend" and "expect" and similar expressions, as they relate to Othnet, Inc. for its management, are intended to identify such forward-looking statements. These forward looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's need for additional capital, the Company's lack of an operating history, the fact that the Oth.net business model is unproven, rapid technological changes in the electronic commerce market and the other factors discussed under "Other Factors Affecting Our Operating Results". Except as required by the Federal Securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or for any other reason.




PART II - OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

             None.

Item 2.      CHANGES IN SECURITIES

             None.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

             None.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY-HOLDERS

             None.

Item 5.      OTHER INFORMATION

             None.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits.

             There are no exhibits applicable to this Form
             10-QSB.

             (b)  Reports on Form 8-K.

             Listed below are reports on Form 8-K filed during fiscal quarter ended July 31, 2001.

             Form 8-K dated March 23, 2001 filed May 3, 2001.
             Items reported: 5 and 7 (change of name from PL Brands, Inc. to Othnet, Inc.)










                         SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OTHNET, INC.
                              (Registrant)


Dated: September 19, 2001    By: /s/Richard A. Barbari
                                 Richard A Barbari,
                                 President, Chief Executive
                                 Officer and Chairman of the
                                 Board (Principal Executive
                                 Officer and Principal
                                 Accounting and
                                 Financial Officer)