Form 10QSB
period 2001-10-31
OTHNET INC
filed 2002-01-22
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549


                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

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


      The First National Bank Building
   332 Minnesota Street, Suite 100 North
         St. Paul, Minnesota 55101
  (Address of Principal Executive Offices)

Issuer's telephone number, including area code: (651) 291-2993

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes __X__   No ______

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 16,949,279 outstanding as of December 31, 2001

                OTHNET, INC.
       Quarter Ended October 31, 2001

                   INDEX


Part I    -    Financial Information

Item 1.   Financial Statements

                                                          Page

          Unaudited Consolidated Balance Sheets             3

          Unaudited Consolidated Statements of Operations   4

          Unaudited Consolidated Statements of Cash Flows   5

          Unaudited Notes
          to Consolidated Financial Statements              6

Item 2.   Management's Discussion and
          Analysis or Plan of Operation                     8


Part II        Other Information                           12


OTHNET, INC.
(formerly known as PL Brands, Inc.)
(a development stage company)

UNAUDITED CONSOLIDATED BALANCE SHEET

                                                      October 31,         April 30,
                                                         2001                2001
ASSETS

CURRENT ASSETS:
   Cash                                         $        6,567           $   559,365
   Prepaid expenses                                     27,009                   875
        Total current assets                            33,576               560,240

PROPERTY AND EQUIPMENT:
   Office furniture and equipment                       72,312                55,599
   Less accumulated depreciation                        16,287                 8,132
        Property and equipment, net                     56,025                47,467

OTHER ASSETS:
   Investment in Savage Beast                          250,000                     -
   License agreement, net of amortization of
     $72,000 and $ 0                                   108,000               180,000
   Proprietary information database and
     search engine, net of
     amortization of $1,333,106
     and $833,190                                    1,666,394             2,166,310
        Total other assets                           2,024,394             2,346,310

                                                 $   2,113,995           $ 2,954,017

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                              $     400,438           $   246,086
   Note payable to bank                                 25,000                     -
   Accrued salaries and benefits                        82,345                35,462
        Total current liabilities                      507,783               281,548

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value,
     40,000,000 shares authorized,
     16,949,279 issued and outstanding                  16,949                16,899
   Preferred stock, $.001 par value,
     2,000,000 shares authorized                             -                     -
   Additional paid-in capital                       12,219,230            11,969,280
   Accumulated deficit                             (10,629,967)           (9,313,710)
        Total shareholders' equity                   1,606,212             2,672,469

                                                 $   2,113,995           $ 2,954,017


See Unaudited notes to the Consolidated Financial Statements


OTHNET, INC.
(formerly known as PL Brands, Inc.)
(a development stage company)



UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS





                                              Cumulative
                                              Period From
                                              May 1, 2000
                                              to October 31,      Three Months Ended October 31,
                                              2001                     2001          2000

Net sales                                     $      31,139   $          2,888  $      18,430

Operating Expenses:
  Amortization of intellectual property           1,333,106            249,958        249,958
  General and administrative expenses             2,781,623            384,947        308,835
  Stock based compensation for nonemployees       4,404,307                  -              -

     Total operating expenses                     8,519,036            634,905        558,793

Loss from operations                             (8,487,897)          (632,017)      (540,363)

Other Income                                         77,420                648         23,874

Net loss                                      $  (8,410,477)   $      (631,369) $    (516,489)

Basic and diluted net loss per share $                (0.52)   $         (0.04) $       (0.03)

Weighted average shares outstanding              16,037,500         16,899,279     16,899,279




                                                                   Six Months Ended October 31,
                                                                        2001          2000

Net sales                                                        $       5,684    $    18,430

Operating Expenses:
  Amortization of intellectual property                                499,916        333,278
  General and administrative expenses                                  825,120        814,784
  Stock based compensation for nonemployees                                  -              -

     Total operating expenses                                        1,325,036      1,148,062

Loss from operations                                                (1,319,352)    (1,129,632)

Other Income                                                             3,095         29,314

Net loss                                                         $  (1,316,257)   $(1,100,318)

Basic and diluted net loss per share                             $       (0.08)   $     (0.08)

Weighted average shares outstanding                                 16,899,279     14,313,948



See Unaudited notes to the Consolidated Financial Statements



OTHNET, INC.
(formerly known as PL Brands, Inc.)
(a development stage company)



UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    Cumulative
                                                    Period From
                                                    May 1,
                                                    to October 31,  Six Months Ended October 31,
                                                       2001             2001           2000
Operating Activities
  Net loss                                             $ (8,410,477)   $(1,316,257) $(1,100,318)
  Adjustment to reconcile net loss to net cash used
        used in operating activities:
  Fair value of options granted to nonemployees           4,404,307              -            -

  Stock compensation expense                                499,000              -      499,000
  Depreciation and amortization                           1,421,393        580,071      335,427
  Changes in assets and liabilities affecting cash flow:
      flow (net of assets acquired):
      Prepaid expenses                                      (27,009)       (26,134)        (873)
      Accounts Receivable                                         -              -      (24,070)
      Acounts payable                                       235,958        154,352      (26,396)
      Accrued salaries and benefits                          82,345         46,883       81,262
          Net cash (used in operating activities         (1,794,483)      (561,085)    (235,968)

Investing Activities
   Purchase of intellectual property - Othnet              (500,000)             -     (500,000)
   Purchase of license agreement                           (100,000)             -            -
   Purchase of office furniture and equipment               (72,312)       (16,713)     (44,934)
          Net cash used in investing activities            (672,312)       (16,713)    (544,934)

Financing Activities
   Net proceeds from sale of common stock
         in private placement                             2,443,823              -    2,443,823
   Proceeds from bank loan                                   25,000         25,000
   Other proceeds from issuance of common stock               1,500              -        1,000
          Net cash from financing activities              2,470,323         25,000    2,444,823

Net increase in cash                                          3,528       (552,798)   1,664,421

Cash beginning of period                                      3,039        559,365        3,039

Cash end of period                                     $      6,567    $     6,567  $ 1,667,460

NONCASH TRANSACTIONS
    Issuance of 50,000 shares for investment in
       Savage Beast                                    $    250,000    $   250,000  $         -
   Issuances of 500,000 common shares for
       services provided                               $    249,500    $         -      249,500
   Issuances of 4,500,000 common shares for purchase
       of intellectual database and search engine      $  2,250,000    $         -  $ 2,250,000
   Amount due for purchase of license agreement
       (included in accounts payable)                  $     80,000    $         -  $         -



See Unaudited notes to the Consolidated Financial Statements

OTHNET, INC.
(formerly known as PL Brands, Inc.)
(a development stage company)


UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Unaudited Interim Financial Information

     The accompanying interim consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at October 31, 2001 and April 30, 2001, the results of operations for the three and six month periods ended October 31, 2001 and 2000, and the cash flows for the six month periods ended October 31, 2001 and 2000. The results of operations for the three and six month periods ended October 31, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending April 30, 2002. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Form 10-KSB for the year ended April 30, 2001.

Note 2.   Note Payable to Bank

     On October 19, 2001, the Company borrowed $25,000 from a bank. The loan was due on December 18, 2001, and bears interest at 1% over the bank prime rate (6.5%). The loan is secured by the assets of the Company and a Personal Guaranty by the President of the Company. The due date of the loan has been extended to February 18, 2002.

Note 3. Savage Beast

     The Company completed a stock exchange with Savage Beast Technologies Incorporated ("Savage Beast") during the three months ended October 31, 2001, by issuing Savage Beast 50,000 shares of common stock, at an agreed valuation of $5.00 per share, or $250,000 in the aggregate, in exchange for 100,000 shares of Savage Beast's common stock, at an agreed valuation of $2.50 per share, or $250,000 in the aggregate. Should the Company sell shares of its common stock at a price below $5.00 per share (reduced price) in its next round of financing, the number of shares of Company common stock issued to Savage Beast shall be increased such that the total number of shares issued multiplied by the reduced price equals $250,000.

Note 4.  Subsequent Event

     At October 31, 2001, the Company had unamortized costs of $1,666,394 related to its proprietary information database and search engine and $108,000 related to an agreement that licensed the use of certain technology to the Company. During the current fiscal year, the Company has continued to enhance the functionality of the proprietary information database and search engine and in August 2001, the Company entered into Beta testing on the enhanced version. Also during the second quarter of fiscal 2002, the Company was actively seeking funding to further technology and web site development, for the acquisition of legal content, expansion of the management team and establishment of sales and marketing office on the West Coast. Meetings with investors were scheduled for September 12, 2001 in the World Trade Center in New York, but were postponed after the terrorist attacks that occurred on September 11, 2001. These meetings were rescheduled, and as of October 31, 2001, management was still confident that the additional funding would be received, and there was no decision by management or the Board of Directors to change the original focus.

     About November 20, 2001, it became apparent that the anticipated investors were not going to invest additional funds, and management turned elsewhere to try and raise the funds. In December 2001, the Board of Directors determined that the financing would not be received, and decided to pursue other alternatives.

     After considerable discussion, the Board of Directors determined that the best course of action would be to sell the Company-owned technology. Management and the Board of Directors is currently evaluating the possible alternatives, and based on the initial responses believes that a significant writedown of certain of its assets, principally the proprietary information database and search engine and the license agreement, will occur in the third quarter. There has been no adjustments to the October 31, 2001 financial statements related to the potential writedowns.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

     The following discussion of the Company's financial condition and results of operations is based on the Company's
Consolidated Financial Statements and the related notes thereto.

Forward-Looking Statements

     This Form 10-QSB contains certain forward-looking statements and information that reflect the Company's expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this Form 10-QSB, the words "anticipate", "believe", "estimate", "plan," "intend" and "expect" and similar expressions, as they relate to Othnet, Inc. for its management, are intended to identify such forward-looking statements. These forward looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed under "Other Factors Affecting Our Operating Results". In addition, although the Company intends the sell or license its technology, the uncertainties and risks specifically related to internet commerce discussed in the Company's Quarterly Report on From 10-QSB for the quarter ended July 31, 2001 under the caption "Other Factors Affecting Our Operating Results" in Part I, Item 2. "Management's Discussion and Analysis or Plan of Operation" should also be considered insofar that in connection with any such transaction the Company intends to maintain some type of economic interest in the technology (see "Liquidity and Capital Resources" below).

Results of Operations

     The Company reported revenues of approximately $3,000 and $6,000 from operations for the three and six months ended
October 31, 2001 compared to revenues of approximately $18,000 for the three and six months ended October 31, 2000.

     Operating expenses were approximately $635,000 and $1,325,000 for the three and six months ended October 31, 2001 and were comprised primarily of compensation expense, amortization (relating to the Company's proprietary information database, search engine and license agreement), contract labor, consulting, and professional fees. This compared to operating expenses of approximately $559,000 and $1,148,000 for the three and six months ended October 31, 2000. The increase for the six months ended October 31, 2001 compared to the six months ended October 31, 2000 was primarily attributable to amortization of intellectual property of approximately $500,000 for the six month period ended October 31, 2001 compared to amortization expense of approximately $333,000 for the six month period ended October 31, 2000 and an increase in general and administrative expenses from approximately $815,000 for the six month period ended October 31, 2000 to approximately $825,000 for the six month period ended October 31, 2001.

     The Company had interest income of approximately $600
and $3,000 for the three and six months ended October 31, 2001 compared to approximately $24,000 and $29,000 for the three and six months ended October 31, 2000.

     For the three and six months ended October 31, 2001, the Company had a net loss of approximately $631,000 and $1,316,000, respectively, compared to a net loss of approximately $516,000 and $1,100,000 for the three and six months ended October 31, 2000. The increase in net loss for the six months ended October 31, 2001 is primarily due to an increase in amortization of the intellectual property.

Liquidity and Capital Resources

     On October 31, 2001, the Company had cash of approximately $7,000 and a working capital deficit of approximately $474,000. The Company's primary source of liquidity has been cash provided through equity offerings and interest income.

     Cash used in operating activities was approximately $561,000 for the six months ended October 31, 2001 which was primarily the result of a loss of approximately $1,316,000 partially offset by non-cash charges totaling approximately $580,000 for depreciation and amortization and an increase in accounts payable and accrued salaries and benefits of approximately $201,000.

     Cash used in operating activities was approximately $236,000 for the six month period ended October 31, 2000 which was primarily the result of a loss of approximately $1,100,000 partially offset by non-cash charges totaling $499,000 for stock compensation expense and approximately $335,000 for depreciation and amortization.

     For the six months ended October 31, 2001, the Company also used approximately $17,000 in investing activities for the purchase of property and equipment, compared to approximately $45,000 in the six months ended October 31, 2000. The Company also paid $500,000 of cash as part of the consideration for the intellectual property in the six months ended October 31, 2000.

     Cash provided by financing activities totaled $25,000
from a bank loan in the six months ended October 31, 2001 compared to $2,445,000 from the sale of common stock in the six months ended October 31, 2000.

     The Company's cash position is minimal at October 31, 2001 and the Company's funds, together with any operating revenues that are recognized, are inadequate to meet its current cash requirements. Thus, substantial additional capital is needed in order to fund operations beyond this time.

     During the quarter ended October 31, 2001, Management was involved in discussions with certain parties and investment banking firms concerning capital-raising possibilities including possible private placements of equity and/or debt securities. However, the Company was not able to complete any such arrangements during the quarter ended October 31, 2001.

     Subsequent to the end of the October 31, 2001 fiscal quarter, the Company decided to shut down all nonessential functions of the Company and to reduce all expenses that were not absolutely essential to maintaining the Company as a reporting entity until the Company is able to obtain some type of cash infusion. Additionally, the Company began pursuing the sale or license of its technology.

     Prior to the filing of this report, the Company entered into a letter of intent whereby the Company will attempt to complete a private offering of its stock in order to raise approximately $250,000 to $500,000 for the purpose of extinguishing certain liabilities of the Company and financing the Company's participation in a transaction whereby shares of stock owned by certain shareholders (the "Sellers") will be redeemed by the Company in consideration of a license, sale or other transfer by the Company to a corporation to be created by the Sellers of the Company's technology. Upon receipt and approval of a business plan and pro forma financial statements from the new entity, the Company shall further provide an investment in the new entity of $125,000 in consideration of the receipt of shares comprising not less than 33 1/3% of the issued shares of the new entity. No adjustment has been made to the carrying value of any of the assets at October 31, 2001 related to this possible transaction. It is probable that a writedown will occur in third quarter. In connection with the signing of the letter of intent, the Company also obtained an agreement for a short term loan in the amount of approximately $35,000 in order to fund the payment of certain specific obligations of

      _

the Company.

     No assurance can be given that the Company will be able to raise the funds and complete the transactions contemplated by the letter of intent. In the event the Company completes such transactions, it is expected that such will result in a change in management of the Company. Following any such transaction, the Company also expects that it will then seek another business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful.

Other Factors Affecting our Operating Results

     The following risk factors and other information included in this Form 10-QSB should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. See "Forward-Looking Statements" above.

     WE NEED TO OBTAIN ADDITIONAL FUNDS.  At October 31,
2001, the Company had principally exhausted all of its remaining cash and the Company's funds, together with any operating revenues that are recognized, are inadequate to meet its current cash requirements. Thus, substantial additional capital is needed in order to fund operations beyond this time.
 See "Liquidity and Capital Resources" above for additional information.

     COMPETITION FOR BUSINESS OPPORTUNITIES. In the event the Company seeks another business opportunity, the Company is aware that there are many other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities. In addition, the Company expects to encounter substantial competition in its efforts to attract business opportunities from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial institutions, small business investment companies and wealthy individuals. Competition in the search for business opportunities is principally based upon experience in connection with identifying and effecting business acquisitions, financial and personnel resources and technical expertise. Many of these entities have significantly greater experience, financial and personnel resources, and managerial and technical capabilities than the Company and in all likelihood will be in a better position than the Company to obtain access to attractive business opportunities. In view of the Company's limited financial resources and personnel, the Company will continue to be at a significant competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

     EXTREMELY LIMITED CAPITALIZATION. The Company has insufficient capital with which to make any significant asset acquisitions. Accordingly, it is likely that the consideration utilized to make any acquisitions will consist of equity securities. In addition, inasmuch as the Company's capitalization is limited and the issuance of additional Common Stock will result in a dilution of interest for present shareholders, it is unlikely the Company will be capable of negotiating more than one merger or acquisition.
Consequently, the Company's lack of diversification may subject the Company to economic fluctuation within a particular industry in which a target company conducts business.

     LACK OF MARKET RESEARCH OR IDENTIFICATION OF ACQUISITION OR MERGER CANDIDATE. The Company has neither conducted nor have others made available to it results of market research concerning the availability of potential business opportunities. Therefore, management has no assurance that market demand exists for a merger or acquisition in the event the Company seeks another business opportunity.

     TAXATION.   In  the course of any acquisition or  merger
the Company may undertake, a substantial amount of attention will be focused upon federal and state tax consequences to both the Company and the "target" company. Presently, under Section 368 of the Internal Revenue Code of 1986, as amended, a statutory merger or consolidation is an exempt transaction and may be tax-free if effected in accordance with State law.
While the Company expects to undertake any merger or acquisition so as to minimize federal and state tax consequences to both the Company and the "target" company, there is no assurance that such business combination will meet the statutory requirements of a reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A nonqualifying reorganization could result in the imposition of both federal and state taxes which may have substantial adverse effect on the Company.

     POSSIBLE USE OF DEBT FINANCING; DEBT OF AN ACQUIRED BUSINESS. There are currently no limitations relating to the Company's ability to borrow funds to increase the amount of capital available to the Company to effect a business combination or otherwise finance the operations of an acquired business. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on such borrowings, and then-prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or otherwise sought, will be available on terms deemed to be commercially acceptable and in the best interest of the Company. The inability of the Company to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into an acquired business, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with incurring of indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay
principal and interest.   Furthermore, an acquired business may
already have previously-incurred debt financing and, therefore, the risks inherent thereto, as discussed above.

     ISSUANCE OF SHARES IN MERGER OR ACQUISITION. Any acquisition effected by the Company may result in the issuance of additional Common Stock without shareholder approval and may result in substantial dilution in the percentage of the Company's securities held by the Company's then-shareholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non arm's-length basis by management of the Company, resulting in an additional reduction in the percentage of securities held by the Company's then-shareholders.

        PART II - OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS

               None.

Item 2.        CHANGES IN SECURITIES

               During the quarter ended October 31, 2001, the Company completed a stock exchange with Savage Beast Technologies Incorporated ("Savage Beast") by issuing Savage Beast 50,000 shares of common stock, at an agreed valuation of $5.00 per share, or $250,000 in the aggregate, in exchange for 100,000 shares of Savage Beast's common stock, at an agreed valuation of $2.50 per share, or $250,000 in the aggregate. See "Unaudited Notes to Consolidated Financial Statements" included with this report. Such shares issued by the Company were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

Item 3.        DEFAULTS UPON SENIOR SECURITIES

               None.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
               HOLDERS

               None.

Item 5.        OTHER INFORMATION

               None.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.

               There are no exhibits applicable to this Form
               10-QSB.

              (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during fiscal quarter ended October 31, 2001.

               None.

                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             OTHNET, INC.
                             (Registrant)


Dated: January 21, 2002       By:/s/ Richard A. Barbari
                              Richard A Barbari,
                              President, Chief Executive
                              Officer and Chairman of the Board
                              (Principal Executive Officer
                              and Principal Accounting
                              and Financial Officer)