Form 10QSB
period 2002-01-31
OTHNET INC
filed 2002-04-24
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

Common, $.001 par value per share: 16,949,279 outstanding as of April 15, 2002

                OTHNET, INC.
       Quarter Ended January 31, 2002

                   INDEX


Part I    -    Financial Information

Item 1. Financial Statements
                                                          Page

          Unaudited Consolidated Balance Sheets             3

          Unaudited Consolidated Statements of Operations   4

          Unaudited Consolidated Statements of Cash Flows   5

          Unaudited Notes to Consolidated
           Financial Statements                             6

Item 2.    Management's Discussion and
           Analysis or Plan of Operation                    8


Part II   -    Other Information                           13


OTHNET, INC.
(Formerly known as PL Brands, Inc.)
(A development stage company)

UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                   January 31,      April, 30
                                                                      2002            2001
                                                                  ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash                                                            $        116    $    559,365
  Prepaid expenses                                                           -             875
                                                                  ------------    ------------
     Total current assets                                                  116         560,240

PROPERTY AND EQUIPMENT:
  Office furniture and equipment                                        72,312          55,599
  Less accumulated depreciation                                         20,498           8,132
                                                                  ------------    ------------
     Property and equipment, net                                        51,814          47,467

OTHER ASSETS:
  Investment in Savage Beast                                           250,000               -
  License Agreement                                                          -         180,000
  Proprietary information database and search engine                   800,000       2,166,310
                                                                  ------------    ------------
     Total other assets                                              1,050,000       2,346,310

                                                                  ------------    ------------
                                                                  $  1,101,930    $  2,954,017
                                                                  ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $    478,677    $    246,086
  Note payable to bank                                                  25,000               -
  Notes payable to shareholders                                         29,725               -
  Shareholder advances                                                  10,276               -
  Accrued salaries and benefits                                        176,095          35,462
                                                                  ------------    ------------
     Total current liabilities                                         719,773         281,548

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 40,000,000 shares authorized,
   16,949,279 issued and outstanding                                    16,949          16,899
  Preferred stock, $.001 par value, 2,000,000 shares authorized              -               -
  Additional paid-in capital                                        12,219,230      11,969,280
  Accumulated deficit                                              (11,854,022)     (9,313,710)
                                                                  ------------    ------------
     Total shareholders' equity                                        382,157       2,672,469

                                                                  $  1,101,930    $  2,954,017
                                                                  ============    ============

          See Unaudited notes to the Consolidated Financial Statements


OTHNET, INC.
(Formerly known as PL Brands, Inc.)
(A development stage company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Cumulative
                                              Period From
                                              May 1, 2000    Three Months Ended January 31,  Nine Months Ended January 31,
                                             to January 31,  ------------------------------  -----------------------------
                                                  2002            2002            2001            2002            2001
                                             ------------    ------------    --------------  ------------    -------------
Net sales                                    $     31,205    $         66    $     10,352           5,750          28,782

Operating Expenses:
 Amortization of intellectual property          1,499,745         166,634         249,955         666,555         583,233
 General and administrative expenses            3,055,406         273,788         636,964       1,098,903       1,451,748
  Write-off of impaired assets                    783,755         783,755                         783,755
 Stock based compensation for nonemployees      4,404,307
                                             ------------    ------------    ------------    ------------    ------------
      Total operating expenses                  9,743,213       1,224,177         886,919       2,549,213       2,034,981

Loss from operations                           (9,712,008)     (1,224,111)       (876,567)     (2,543,463)     (2,006,199)

Other Income                                       77,476              56          16,815           3,151          46,129
                                             ------------    ------------    ------------    ------------    ------------

Net loss                                     $ (9,634,532)   $ (1,224,055)   $   (859,752)   $ (2,540,312)   $ (1,960,070)
                                             ============    ============    ============    ============    ============

Basic and diluted net loss per share               $(0.60)         $(0.07)         $(0.05)         $(0.15)         $(0.13)
                                             ============    ============    ============    ============    ============

Weighted average shares outstanding            16,168,364      16,949,279      16,899,279      16,915,946      15,175,726
                                             ============    ============    ============    ============    ============

          See Unaudited notes to the Consolidated Financial Statements


OTHNET, INC.
(Formerly known as PL Brands, Inc.)
(A development stage company)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Cumulative
                                                           Period From
                                                           May 1, 2000     Nine Months Ended January 31,
                                                          to January 31,   -----------------------------
                                                              2002             2002              2001
                                                          -----------      -----------       -----------
Operating Activities
 Net loss                                                 $(9,634,532)     $(2,540,312)      $(1,960,070)
 Adjustment to reconcile net loss to net cash used
   used in operating activities:
 Fair value of options granted to nonemployees              4,404,307                -
 Stock compensation expense                                   499,000                -           499,000
 Depreciation and amortization                              1,616,243          774,921           588,145
 Write-off of impaired assets                                 783,755          783,755
 Changes in assets and liabilities affecting cash flow:
   flow (net of assets acquired):
  Prepaid expenses                                                  -              875           (55,877)
  Accounts Receivable                                               -                            (15,132)
  Accounts payable                                            314,197          232,591            38,891
  Accrued salaries and benefits                               176,095          140,633            26,178
                                                          -----------      -----------       -----------
     Net cash (used in operating activities)               (1,840,935)        (607,537)         (878,865)

Investing Activities
 Purchase of intellectual property - Othnet                  (500,000)               -          (500,000)
 Purchase of license agreement                               (100,000)               -                 -
 Purchase of office furniture and equipment                   (72,312)         (16,713)          (49,489)
                                                          -----------      -----------       -----------
     Net cash used in investing activities                   (672,312)         (16,713)         (549,489)

Financing Activities
 Net proceeds from sale of common stock
   in private placement                                     2,443,823                -         2,443,823
 Proceeds from bank loan                                       25,000           25,000                 -
 Proceeds from shareholder loans                               29,725           29,725
 Advances from shareholders                                    10,276           10,276
 Other proceeds from issuance of common stock                   1,500                -             1,500
                                                          -----------      -----------       -----------
     Net cash from financing activities                     2,510,324           65,001         2,445,323

Net (decrease) increase in cash                                (2,923)        (559,249)        1,016,969

Cash beginning of period                                        3,039          559,365             3,039
                                                          -----------      -----------       -----------
Cash end of period                                        $       116      $       116       $ 1,020,008
                                                          ===========      ===========       ===========
NONCASH TRANSACTIONS
 Issuance of 50,000 shares for investment in
   Savage Beast                                           $   250,000      $   250,000       $         -
                                                          ===========      ===========       ===========
 Issuances of 500,000 common shares for
   services provided                                      $   249,500      $         -           249,500
                                                          ===========      ===========       ===========
 Issuances of 4,500,000 common shares for purchase
   of intellectual database and search engine             $ 2,250,000      $         -       $ 2,250,000
                                                          ===========      ===========       ===========
 Amount due for purchase of license agreement
   (included in accounts payable)                         $    80,000      $         -       $    80,000
                                                          ===========      ===========       ===========

          See Unaudited notes to the Consolidated Financial Statements

OTHNET, INC.
(formerly known as PL Brands, Inc.)
(a development stage company)


UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Unaudited Interim Financial Information

     The accompanying interim consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at January 31, 2002 and April 30, 2001, the results of operations for the three and nine month periods ended January 31, 2002 and 2001, and the cash flows for the nine month periods ended January 31, 2002 and 2001. The results of operations for the three and nine month periods ended January 31, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending April 30, 2002. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Form 10-KSB for the year ended April 30, 2001.

Note 2.   Note Payable to Bank

     On October 19, 2001, the Company borrowed $25,000 from a bank. The loan was due on December 18, 2001, and bears interest at 1% over the bank prime rate (6.5%). The loan is secured by the assets of the Company and a personal guaranty by the President of the Company. The due date of the loan has been extended to May 18, 2002.

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

Note 4.  Asset Impairment

     In December 2001, the Board of Directors approved a plan to shut down all nonessential functions of the Company and to reduce all expenses that were not absolutely essential to maintaining the Company as a reporting entity until the Company is able to obtain some type of cash infusion. Additionally, the Company began pursuing the sale or license of its technology. In carrying out this plan, management has entered into agreements described in Note 5. Based on management's plan, it was deemed that the license agreement and the Company's proprietary information data base and search engine were impaired, and as a result, an impairment charge of $84,000 and $700,000, respectively, was recorded at December 31, 2001. The impairment charges are based on the estimated fair value of the common stock being exchanged for the transfer of the technology as described in Note 5.

Note 5.  Subsequent Event

     In April 2002, the Company received $300,000 in equity financing from a private investor by selling 600,000 shares of its common stock at a purchase price of $0.50 per share. In addition, the following documents have been executed (all of which will be effective upon the clearance of the foregoing funds received from such investor and certain other conditions (the "Initial Closing")):

     Pursuant to a Redemption Agreement and an Assignment and Assumption Agreement, the Company has agreed to redeem 4,085,000 shares of its common stock from certain shareholders of the Company in consideration (i) for the assignment by the Company to a new entity called People to People Publishing, Inc. (formed by such selling shareholders) ("PPP") of the Company's current principal technology consisting primarily of the Company's peer to peer file sharing software, including without limitation, the technology with respect to digital rights management technology which is subject of the Company's patent application (the "Othnet Technology"), and (ii) a payment of $32,500. In connection with the assignment, PPP has agreed to assume all liabilities or obligations in connection with the Othnet Technology whether such liabilities were incurred prior to or after the date of the assignment, except with respect to legal fees or other trade creditor debt associated with the development of the Othnet Technology. Notwithstanding the foregoing, the assignment is subject to the Company obtaining shareholder approval (the "Shareholder Approval") on or before September 30, 2002. Pending such approval, all of the foregoing 4,085,000 shares to be redeemed are to be held in escrow and will maintain voting rights although the holder thereof has agreed to vote all of the shares in favor of the assignment. The Company has also transferred ownership of its web sites www.oth.net and www.othnet.com in consideration for the assumption of all liabilities associated with such sites.

     Pursuant to an Agreement for Separation and Release entered into with Richard A. Barbari, the Company's Chief Executive Officer, Mr. Barbari has agreed to resign as an officer and director of the Company and have 400,000 shares of common stock of the Company owned by him redeemed by the Company in consideration for the payment by the Company of certain funds Mr. Barbari has advanced on behalf of the Company or debt Mr. Barbari has guaranteed, as well as the transfer to Mr. Barbari of an automobile registered in the Company's name. Prior to the filing of this report, Mr. Barbari and the Company executed a Redemption Agreement with respect to such 400,000 shares.

     Prior to the Initial Closing, the Company will obtain the resignation of each of the current officers and Board members, and Jeffrey Wattenberg will be elected sole director of the Company which shall be effective upon the Initial Closing.

     All of the documents which have been executed prior to the filing of this report in connection with the foregoing transactions are being held in escrow pending the Initial Closing (other than the 4,085,000 shares to be redeemed as described above which will continue to be held in escrow pending the Shareholder Approval). It is anticipated that the Initial Closing will occur within days after the filing of this report. Following the Initial Closing, it is expected that the Company will seek to extinguish much of its outstanding debt and seek another business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful.

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

Results of Operations

     In December 2001, the Board of Directors approved a plan to shut down all nonessential functions of the Company and to reduce all expenses that were not absolutely essential to maintaining the Company as a reporting entity until the Company is able to obtain some type of cash infusion. Additionally, the Company began pursuing the sale or license of its technology. In carrying out this Plan, management has entered into agreements described in "Recent Events" below. Based on management's plan, it was deemed that the license agreement and the Company's proprietary information data base and search engine were impaired, and as a result, an impairment charge of $84,000 and $700,000, respectively, was recorded at December 31, 2001. The impairment charges are based on the estimated fair value of the common stock being exchanged for the transfer of the technology as described in "Recent Events" below.

     The Company reported revenues of approximately $100 and $6,000 from operations for the three and nine months ended January 31, 2002 compared to revenues of approximately $10,000 and $29,000 for the three and nine months ended January 31, 2001.

     Operating expenses were approximately $1,224,000 and $2,549,000 for the three and nine months ended January 31, 2002 and were comprised primarily of write-offs of impaired assets, compensation expense, amortization (relating to the Company's proprietary information database, search engine and license agreement), contract labor, consulting, and professional fees. This compared to operating expenses of approximately $887,000 and $2,035,000 for the three and nine months ended January 31, 2001. The increase for the three and nine months ended January 31, 2002 compared to the comparable periods of 2001 was primarily attributable to write-offs of impaired assets of approximately $784,000 for the three and nine months ended January 31, 2002 and an increase in amortization of intellectual property to approximately $667,000 for the nine months ended January 31, 2002 compared to $583,000 for the comparable period of fiscal 2001, partially offset by a decrease in general and administrative expenses to approximately $274,000 and $1,099,000 for the three and nine months ended January 31, 2002 from approximately $637,000 and $1,452,000 for the three and nine months ended January 31, 2001.

     The Company had interest income of approximately $100
and $3,000 for the three and nine months ended January 31, 2002 compared to approximately $17,000 and $46,000 for the three and nine months ended January 31, 2001.

     For the three and nine months ended January 31, 2002, the Company had a net loss of approximately $1,224,000 and $2,540,000, respectively, compared to a net loss of approximately $860,000 and $1,960,000, respectively, for the three and nine months ended January 31, 2001. The increase in net loss for the three and nine months ended January 31, 2002 is primarily due to a write-off of impaired assets of approximately $784,000 partially offset by a decrease in general and administrative expenses.

Liquidity and Capital Resources

     On January 31, 2002, the Company had cash of approximately $100 and a working capital deficit of approximately $720,000. The Company's primary source of liquidity has been cash provided through equity offerings and interest income.

     Cash used in operating activities was approximately $608,000 for the nine months ended January 31, 2002 which was primarily the result of a loss of approximately $2,540,000 partially offset by non-cash charges totaling approximately $775,000 for depreciation and amortization, impaired asset write-offs of approximately $784,000, and an increase in accounts payable and accrued salaries and benefits of approximately $373,000.

     Cash used in operating activities was approximately $879,000 for the nine month period ended January 31, 2001 which was primarily the result of a loss of approximately $1,960,000 partially offset by non-cash charges totaling $499,000 for stock compensation expense and approximately $588,000 for depreciation and amortization.

     For the nine months ended January 31, 2002, the Company also used approximately $17,000 in investing activities for the purchase of property and equipment, compared to approximately $49,000 in the nine months ended January 31, 2001. The Company also paid $500,000 of cash as part of the consideration for the intellectual property in the nine months ended January 31, 2001.

     Cash provided by financing activities totaled approximately $65,000 in the nine months ended January 31, 2002 which was provided by a bank loan of $25,000 and loans and advances from shareholders of $40,000, compared to $2,445,000 from the sale of common stock in the nine months ended January 31, 2001.

     The Company's cash position is minimal at January 31, 2002 and the Company's funds, together with any operating revenues that are recognized, are inadequate to meet its current cash requirements.

     During the quarter ended January 31, 2002, the Company decided to shut down all nonessential functions of the Company and to reduce all expenses that were not absolutely essential to maintaining the Company as a reporting entity until the Company is able to obtain some type of cash infusion. Additionally, the Company began pursuing the sale or license of its technology.

     As a result of such actions, during the quarter ended January 31, 2002, the Company entered into a letter of intent which provided that the Company would attempt to complete a private offering of its stock in order to raise approximately $250,000 to $500,000 for the purpose of extinguishing certain liabilities of the Company and financing the Company's participation in a transaction whereby shares of stock owned by certain shareholders (the "Sellers") would be redeemed by the Company in consideration of a license, sale or other transfer by the Company to a corporation to be created by the Sellers of the Company's technology. The letter of intent further provided that upon receipt and approval of a business plan and pro forma financial statements from the new entity, the Company would further provide an investment in the new entity of $125,000 in consideration of the receipt of shares comprising not less than 33 1/3% of the issued shares of the new entity. All of the transactions as contemplated by the letter of intent have not been consummated but the Company has, prior to the filing of this report, effected certain transactions in place thereof which it believes will allow the Company to relieve itself of much debt and seek another business opportunity (see "Recent Events").

     Recent Events

     In April 2002, the Company received $300,000 in equity financing from a private investor by selling 600,000 shares of its common stock at a purchase price of $0.50 per share. In addition, the following documents have been executed (all of which will be effective upon the clearance of the foregoing funds received from such investor and certain other conditions (the "Initial Closing")):

     Pursuant to a Redemption Agreement and an Assignment and Assumption Agreement, the Company has agreed to redeem 4,085,000 shares of its common stock from certain shareholders of the Company in consideration (i) for the assignment by the Company to a new entity called People to People Publishing, Inc. (formed by such selling shareholders) ("PPP") of the Company's current principal technology consisting primarily of the Company's peer to peer file sharing software, including without limitation, the technology with respect to digital rights management technology which is subject of the Company's patent application (the "Othnet Technology"), and (ii) a payment of $32,500. In connection with the assignment, PPP has agreed to assume all liabilities or obligations in connection with the Othnet Technology whether such liabilities were incurred prior to or after the date of the assignment, except with respect to legal fees or other trade creditor debt associated with the development of the Othnet Technology. Notwithstanding the foregoing, the assignment is subject to the Company obtaining shareholder approval (the "Shareholder Approval") on or before September 30, 2002. Pending such approval, all of the foregoing 4,085,000 shares to be redeemed are to be held in escrow and will maintain voting rights although the holder thereof has agreed to vote all of the shares in favor of the assignment. The Company has also transferred ownership of its web sites www.oth.net and www.othnet.com in consideration for the assumption of all liabilities associated with such sites.

     Pursuant to an Agreement for Separation and Release entered into with Richard A. Barbari, the Company's Chief Executive Officer, Mr. Barbari has agreed to resign as an officer and director of the Company and have 400,000 shares of common stock of the Company owned by him redeemed by the Company in consideration for the payment by the Company of certain funds Mr. Barbari has advanced on behalf of the Company or debt Mr. Barbari has guaranteed, as well as the transfer to Mr. Barbari of an automobile registered in the Company's name. Prior to the filing of this report, Mr. Barbari and the Company executed a Redemption Agreement with respect to such 400,000 shares.

     Prior to the Initial Closing, the Company will obtain the resignation of each of the current officers and Board members, and Jeffrey Wattenberg will be elected sole director of the Company which shall be effective upon the Initial Closing.

     All of the documents which have been executed prior to the filing of this report in connection with the foregoing transactions are being held in escrow pending the Initial Closing (other than the 4,085,000 shares to be redeemed as described above which will continue to be held in escrow pending the Shareholder Approval). It is anticipated that the Initial Closing will occur within days after the filing of this report. Following the Initial Closing, it is expected that the Company will seek to extinguish much of its outstanding debt and seek another business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful.

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

     WE NEED TO OBTAIN ADDITIONAL FUNDS.  At January 31,
2002, the Company had principally exhausted all of its remaining cash and the Company's funds, together with any operating revenues that are recognized, are inadequate to meet its current cash requirements. See "Liquidity and Capital Resources" above for additional information.

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

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during fiscal quarter ended January 31, 2002.

          None.

                SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OTHNET, INC.
                              (Registrant)


Dated: April 23, 2002         By: /s/ Richard A. Barbari
                                  Richard A Barbari,
                                  President, Chief Executive
                                  Officer and Chairman of
                                  the Board
                                  (Principal Executive Officer
                                  and Principal Accounting
                                  and Financial Officer)