Form 10KSB
period 2002-04-30
OTHNET INC
filed 2002-10-18
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
           Washington, DC  20549


                FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended APRIL 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


       Commission file number 0-26454

                OTHNET, INC.
(Name of Small Business Issuer in Its Charter)

Delaware                                    98-0142664
(State or other jurisdiction          (I.R.S. Employer
of incorporation or                     Identification
organization)                                  Number)

1187 Coast Village Road
Suite 319
Santa Barbara, California                        93108
(Address of principal                       (Zip Code)
executive offices)

Issuer's telephone number, including area code:
(805) 969-7482

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

        Yes            No     X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $5,750

As of September 30, 2002, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (12,814,279) was approximately $2,178,000. The number of shares outstanding of the Common Stock ($.001 par value) of the Issuer as of the close of business on September 30, 2002 was 17,149,279.

Documents Incorporated by Reference:  None

         Forward-Looking Statements

     This Form 10-KSB contains certain forward-looking statements and information that reflect the Company's expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this Form 10-KSB, the words "anticipate", "believe", "estimate", "plan," "intend" and "expect" and similar expressions, as they relate to Othnet, Inc. for its management, are intended to identify such forward-looking statements. These forward looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed under Part II, Item 6, "Management's Discussion and Analysis or Plan of Operation". Except as required by the Federal Securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.

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

     During the fiscal year ended April 30, 2000, the Company had no material business operations. Subsequent thereto, the Company acquired Oth.net, Inc., a Florida corporation, ("Oth.net"), completed a restructuring and pursued a new business strategy as an online digital entertainment site for exchanging electronic files, with an emphasis on entertainment content.

     In December 2001 and as a result of the Company's then impaired cash position and failure to generate significant revenues from its new business strategy, the Board of Directors of the Company approved a plan to shut down all nonessential functions of the Company and to reduce all expenses that were not absolutely essential to maintaining the Company as a reporting entity until the Company is able to obtain some type of cash infusion. Additionally, the Company began pursuing the sale or license of its technology. In carrying out this plan, the Company received $300,000 in equity financing in April 2002 from a private investor by selling 600,000 shares of its common stock at a purchase price of $0.50 per share and the Company entered into certain agreements and effected certain transactions in May 2002 described below. See "Redemption of Shares and Assignment of the Othnet Technology" below.

     As a result of the foregoing, the Company has no current business operations and its principal business purpose at this time is to seek to extinguish much of its outstanding debt and to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

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

     As a result of such acquisition, the Company intended to expand the Oth.net business from primarily an internet based search engine for music on the world wide web to a more diverse digital entertainment site for exchanging electronic files, with an emphasis on entertainment content. Subsequent to the acquisition, the Company rewrote its web site, developed new software that was intended to be directed at the peer-to-peer environment and released the alpha version of its product. It was the Company's intent to be a distributed peer-to-peer information-sharing technology company offering digital entertainment applications for the Internet.

Redemption of Shares and Assignment of the Othnet Technology

     As mentioned above, in December 2001, the Board of Directors of the Company approved a plan to shut down all nonessential functions of the Company and to reduce all expenses that were not absolutely essential to maintaining the Company as a reporting entity until the Company is able to obtain some type of cash infusion. Additionally, the Company began pursuing the sale or license of its technology. In carrying out this plan, the Company entered into agreements and effected the transactions described below.

     Pursuant to a  Redemption Agreement dated May 9, 2002
(the "PPP Redemption Agreement") by and between the Company and People to People Publishing, Inc., a Delaware corporation ("PPP") and an Assignment and Assumption Agreement dated May 9, 2002 between the Company and PPP, the Company has agreed to redeem 4,085,000 shares of its common stock held of record by PPP in consideration (i) for the assignment (the "Othnet Technology Assignment") by the Company to PPP of the Company's current principal technology consisting primarily of the Company's peer to peer file sharing software, including without limitation, the technology with respect to digital rights management technology which is subject of the Company's patent application (the "Othnet Technology"), and (ii) a payment of $32,500. Such amount was paid on May 9, 2002 (the "Initial Closing"). In connection with the Othnet Technology Assignment, PPP has agreed to assume all liabilities or obligations in connection with the Othnet Technology whether such liabilities were incurred prior to or after the date of the assignment, except with respect to legal fees or other trade creditor debt associated with the development of the Othnet Technology.

     PPP is a corporation formed in January 2002 by Christopher J. Pearson and certain other former stockholders of the Company (the "PPP Founders") to effect the transactions contemplated by the PPP Redemption Agreement and the Othnet Technology Assignment. Subsequent to the formation of PPP and prior to May 9, 2002, each of the PPP Founders transferred the shares each of them then owned in the Company to PPP. As a result, PPP became the owner of 4,085,000 shares of common stock of the Company. Prior to May 9, 2002, Christopher J. Pearson was the Vice President and a director of the Company.

     The Othnet Technology Assignment is subject to the Company obtaining shareholder approval (the "Shareholder Approval") on or before September 30, 2002, which date has been extended by the parties until January 31, 2003. In the event Shareholder Approval is not obtained, the Othnet Technology Agreement and the obligations thereunder shall terminate. In addition, pending such approval, all of the foregoing 4,085,000 shares being redeemed are to be held in escrow and will maintain voting rights although PPP has agreed to vote all of the shares in favor of the Othnet Technology Assignment.

     Although the aforesaid transactions were effected as of May 9, 2002, said transactions were recorded as of the balance sheet date of April 30, 2002 as the type of subsequent event that requires adjustment to the balance sheet carrying values because they affect the estimates used in preparing financial statements. See the Consolidated Financial Statements annexed to this report.

     In addition to the foregoing, the Company has transferred ownership of its web sites www.oth.net and www.othnet.com to Joel Pearson, one of the PPP Founders and the father of Christopher J. Pearson, in consideration for the assumption of all liabilities associated with such sites.

Change in Management

     In conjunction with the Initial Closing, the Company obtained the resignation of each of the then current officers (Richard A. Barbari, Christopher J. Pearson, Robert Brown and David M. Kaye) and each of its then current directors (Messrs. Barbari, Pearson and Brown), and Jeffrey Wattenberg was elected sole director of the Company. Mr. Wattenberg has also been elected President and Secretary of the Company. The Company currently has no other officers.

     In December 2001, Richard A. Barbari (the Company's then Chief Executive Officer and Chairman of the Board) had entered into an Agreement for Separation and Release (the "Barbari Separation Agreement") with the Company whereby Mr. Barbari agreed that upon the occurrence of certain events he would resign as an officer and director of the Company and have 400,000 shares of common stock of the Company owned by him redeemed by the Company in consideration for the payment by the Company of certain funds Mr. Barbari had advanced on behalf of the Company or debt Mr. Barbari had guaranteed, as well as the transfer to Mr. Barbari of an automobile registered in the
Company's name.   Contemporaneously with the Initial Closing,
Mr. Barbari resigned as an officer and director, Mr. Barbari and the Company executed a Redemption Agreement with respect to such 400,000 shares and the other transactions described above as contemplated by Barbari Separation Agreement were completed.

     In connection with the Initial Closing, Christopher J. Pearson and the Company also entered into an Agreement for Separation and Release whereby among other things the parties agreed to terminate the employment agreement between them and Mr. Pearson agreed to resign as an officer and director.

Agreement with Savage Beast Technologies

     In April 2001, the Company entered into an Alliance and License Agreement (the "License Agreement") with Savage Beast Technologies Incorporated ("Savage Beast") which agreement granted the Company a nonexclusive license to use on the Othnet website the Savage Beast application programming interface which provides music information, navigation and recommendations. In consideration of the license granted, the Company paid Savage Beast a license fee of $100,000 upon execution of the agreement and agreed to pay Savage Beast $80,000 on or before the earlier to occur of (i) the Company completing its next round of financing or (ii) October 1, 2001. (Prior to May 9, 2002, such amount had still not been paid by
the Company.)   The agreement also provided that Savage Beast
issue to the Company 100,000 shares of Savage Beast's common stock and that the Company issue to Savage Beast 50,000 shares of the Company's common stock, provided that if the Company should sell shares at a price below $5.00 (the "Reduced Price") in its next round of financing, the number of shares of the Company's common stock issued to Savage Beast shall be increased such that the total number of shares issued to Savage Beast multiplied by the Reduced Price equals $250,000 (the "Anti-Dilution Rights").

     Contemporaneously with the Initial Closing, on May 9, 2002, the Company and Savage Beast entered into an Agreement for Termination of Alliance and License Agreement (the "Termination Agreement") which terminated the License Agreement. In addition, the Company agreed to pay Savage Beast the $80,000 owed under the License Agreement (the "Termination Amount") as follows: (i) $20,000 as of May 9, 2002, and (ii) nine payments of $6,667 each which will be due each month beginning June 5, 2002 and ending February 4, 2003 (the "Final Payment Date"). The initial payment of $20,000 was paid as of May 9, 2002. In addition, the Termination Agreement provides that Savage Beast shall have no rights to the issuance of additional shares pursuant to the Anti-Dilution Rights unless the Company fails to pay the entire Termination Amount on or before the Final Payment Date.

Current Business of the Company

     The Company has no current business operations and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

     The discussion of the business under this caption is purposefully general and not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. In addition, it should be noted that in June 2002 the Company entered into a letter of intent with Kingdom Entertainment Group, LLC ("Kingdom") whereby the members of Kingdom would receive, either through the sale of all of the assets of Kingdom to the Company or through a merger of Kingdom into the Company, shares
in the Company.   No assurance can be given, however, that a
definitive agreement relating thereto will be signed, or that this or any other transaction will in fact be consummated.

     Management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited financing. This lack of diversification should be considered a substantial risk to the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity in the form
of firms which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other
corporate purposes.   In some instances, a business opportunity
may involve the acquisition or merger with a company which does not need substantial additional cash but which desires to establish a public trading market for its Common Stock. A company which seeks the Company's participation in attempting to consolidate its operations through a merger, reorganization, asset acquisition, or some other form of combination may desire to do so to avoid what it may deem to be adverse consequences of undertaking a public offering itself. Factors considered may include time delays, significant expense, loss of voting control and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking even the limited additional capital which the Company will have and/or the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilities or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing Form 8-K's, agreements and related reports and documents. Nevertheless, management of the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Evaluation of Opportunities

     The analysis of new business opportunities will be undertaken by or under the supervision of the Company's President. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present contacts of the Company's officers and directors, such as but not limited to attorneys, accountants, financial advisors, bankers, businessmen and others who work with businesses which may desire to go public. From time to time, such contacts may refer their contacts, clients, acquaintances and others to the Company. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history or operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

     It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and shareholders of the Company must, therefore, depend on the ability of management to identify and evaluate such risks. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activity prior to the Company's participation, and there is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. It should be noted that the Company likely has insufficient capital with which to make any acquisitions. Accordingly, in any of the transactions alluded to herein, it is likely that the consideration utilized to make any acquisitions will consist of equity securities.

     In the event that an acquisition is made utilizing primarily equity securities (as is expected to be the case), the percentage ownership of present shareholders will be diluted, the extent of dilution depending upon the amount so issued. Persons acquiring shares in connection with any acquisition of a business may obtain an amount of equity securities sufficient to control the Company. In addition, the Company's Directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders. Further, if the Company were to issue substantial additional securities in any acquisition, such issuance might have an adverse effect on the trading market in the Company's securities in the future.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market in the Company's securities may have a depressive effect on such market.

     The Company intends to structure a merger or acquisition in such a manner as to minimize Federal and State tax consequences to the Company and to any target company. Under
Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"), a statutory merger or consolidation is an exempt transaction and may be tax-free if effected in accordance with State law. A tax-free reorganization may require the Company to issue a substantial number of its securities in exchange for the securities or assets of a target firm. Accordingly, the proportional interests of the shareholders of the Company prior to such transaction or reorganization may be substantially less than the proportional interest of such shareholders in the reorganized entity. Even if a merger or consolidation is undertaken in accordance with the Code, there is no assurance that Federal and State tax regulations will not change in the foreseeable future and result in the Company incurring a significant tax liability.

     As part of the Company's investigation, management of the Company intends to meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

     The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

     With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys,
and others.   If a decision is made not to participate in a
specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     Further, companies subject to Section 13 or 15(d) of the Exchange Act must furnish certain information about significant acquisitions, including certified financial statements for the company or companies acquired covering at least two years. Consequently, if targeted acquisition prospects do not have, or are unable to obtain, the requisite certified financial statements, such acquisitions by the Company would appear to be inappropriate.

Competition

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

Regulation

     Although the Company is subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar that the Company will not be engaged in the business of investing or trading in securities. Such Act defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. Although management believes that the Company will not be subject to regulation under such Act insofar that the Company does not intend to engage in such activities, the Company has obtained no formal determination as to the status of the Company under such Act. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".

Employees

     As of the date hereof, and other than the services provided by its President, the Company does not have any full or part time employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.


Item 2.        Description of Property.

     Until May 2002, the executive offices of the Company were located at the First National Bank Building, 332 Minnesota Street, Suite 100 North, St. Paul, Minnesota 55101. Since then, the Company maintains its offices on a temporary basis in the home of its President, located in Santa Barbara, California pursuant to an oral agreement on a rent-free, month-to-month basis. It is contemplated that at such future time as an acquisition or merger transaction may be completed, the Company will secure commercial office space from which it will conduct its business. Until such an acquisition or merger, the Company lacks any basis for determining the kinds of office space or other facilities necessary for its future business. The Company has no current plans to secure such commercial office space. It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and the Company's principal offices may be transferred to such existing facilities.


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


PART II

Item 5.        Market for Common Equity and Related Stockholder
               Matters.

     The Company's Common Stock is presently being traded in the over-the-counter market and is listed in the "pink sheets" promulgated by the Pink Sheets LLC under the symbol "ONET". From May 23, 2001 to September 18, 2002, the Company's Common Stock was listed on the OTC Bulletin Board but was deleted therefrom on September 18, 2002 for failure to file this Form 10-KSB by such date. The Company intends to have its Common Stock relisted on the OTC Bulletin Board as soon as possible subsequent to this filing although no assurance can be given that such relisting will occur.

     Prior to May 23, 2001, the Common Stock traded infrequently and sporadically in the over-the-counter market. From May 1997 to January 1999, the symbol for the Common Stock was "PLBI". Prior thereto, the Common Stock was listed under
the symbol "PLCB" and before then "PLBC".   According to the
records of the National Quotation Bureau, LLC, prior to May 23, 2001, the last available bid price of the Common Stock was $5.00 on September 21, 1998 and the last available asked price was $5.50 on January 11, 1999.

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

Period                                Bid Prices

Fiscal year ended April 30, 2001:  High      Low

May 1, 2000 to July 31, 2000       None      None
Aug. 1, 2000 to Oct. 31, 2000      None      None
Nov. 1, 2000 to Jan. 31, 2001      None      None
Feb. 1, 2001 to April 30, 2001     None      None

Fiscal year ended April 30, 2002:  High      Low


May 1, 2001 to July 31, 2001       $4.50     $2.75
Aug. 1, 2001 to Oct. 31, 2001      $2.75     $0.65
Nov. 1, 2001 to Jan. 31, 2002      $1.00     $0.12
Feb. 1, 2002 to April 30, 2002     $0.52     $0.18

     As of the end of the fiscal year covered by this report, there were approximately 570 record holders of the Company's
Common Stock. This does not reflect persons or entities that had their stock in nominee or "street name".

     The Company has never declared any cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future.

     Recent Sales of Unregistered Securities

     During the quarter ended October 31, 2001, the Company completed a stock exchange with Savage Beast by issuing Savage Beast 50,000 shares of common stock, at an agreed valuation of $5.00 per share, or $250,000 in the aggregate, in exchange for 100,000 shares of Savage Beast's common stock, at an agreed valuation of $2.50 per share, or $250,000 in the aggregate.

     In April 2002, the Company received $300,000 in equity financing from a private investor by selling 600,000 shares of its common stock at a purchase price of $0.50 per share.

     All of the foregoing shares issued by the Company were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".


Item 6.        Management's Discussion and Analysis or Plan of
               Operation.

     The following discussion of the Company's financial condition and results of operations is based on the Company's
Consolidated Financial Statements and the related notes thereto.

Results of Operations

     In December 2001 and as a result of the Company's then impaired cash position and failure to generate significant revenues from its new business strategy, the Board of Directors of the Company approved a plan to shut down all nonessential functions of the Company and to reduce all expenses that were not absolutely essential to maintaining the Company as a reporting entity until the Company is able to obtain some type of cash infusion. Additionally, the Company began pursuing the sale or license of its technology. In carrying out this plan, the Company received $300,000 in equity financing in April 2002 from a private investor by selling 600,000 shares of its common stock at a purchase price of $0.50 per share and the Company entered into certain agreements and effected certain transactions in May 2002 described below.

     The Company reported revenue from operations for the fiscal year ended April 30, 2002 of approximately $6,000 compared to revenue of $25,000 for the fiscal year ended April
30, 2001.

     Operating expenses were approximately $2,891,000 for the fiscal year ended April 30, 2002 and were comprised of depreciation and amortization, general and administrative and an impairment charge. This compares to operating expenses of approximately $7,194,000 for the fiscal year ended April 30, 2001 which were comprised primarily of compensation expense, amortization (relating to the Company's proprietary information database and search engine) and contract labor. This significant decrease was primarily attributable to the plan approved by the Board of Directors in December 2001 to shut down all nonessential functions of the Company and to reduce all expenses that were not absolutely essential to maintaining
the Company as a reporting entity.   For the year ended April
30, 2002, the Company recognized an expense of $921,000 for depreciation and amortization compared to $841,000 for the year ended April 30, 2001. General and administrative expenses for the year ended April 30, 2002 decreased to $937,000 from $1,948,000 for the year ended April 30, 2001. Such decrease was primarily a result of the aforesaid plan approved by the Board in December 2001 which reduced expenses as well as an expense of $499,000 recognized in fiscal 2001 in connection with the issuance of 1,000,000 shares of its Common Stock to Richard Barbari and his nominees for which there was not a comparable expense in fiscal 2002. In addition, for the year ended April 30, 2001, the Company recognized an expense of $4,404,000 in connection with the issuance of options to non-employees for services provided to Othnet for which there was also not a comparable expense in fiscal 2002. Such decreases in the components comprising operating expenses for fiscal 2002 compared to fiscal

2001 were partially offset by an impairment charge of $1,034,000 taken in fiscal 2002 relating to the Company's proprietary information data base and search engine as well as the license agreement with Savage Beast.

     For the year ended April 30, 2002, the Company had a net comprehensive loss of approximately $2,883,000 compared to a net comprehensive loss of approximately $7,094,000 for the year ended April 30, 2001. The decrease in net loss is primarily due to the decrease in operating expenses discussed above.

Liquidity and Capital Resources

     During the quarter ended January 31, 2002, the Company decided to shut down all nonessential functions of the Company and to reduce all expenses that were not absolutely essential to maintaining the Company as a reporting entity until the Company is able to obtain some type of cash infusion. Additionally, the Company began pursuing the sale or license of its technology.

     In carrying out this plan, the Company received $300,000 in equity financing in April 2002 from a private investor by selling 600,000 shares of its common stock at a purchase price of $0.50 per share and the Company entered into certain agreements and effected the transactions described below in May 2002. See "Redemption of Shares and Assignment of the Othnet Technology" below. Although the aforesaid transactions were effected as of May 9, 2002, said transactions were recorded as of the balance sheet date of April 30, 2002 as the type of subsequent event that requires adjustment to the balance sheet carrying values because they affect the estimates used in preparing financial statements.

     As a result of the foregoing, the Company has no current business operations and its principal business purpose at this time is to seek to extinguish much of its outstanding debt and to locate and consummate a merger or acquisition with a private entity. It should be noted that in June 2002 the Company entered into a letter of intent with Kingdom Entertainment Group, LLC ("Kingdom") whereby the members of Kingdom would receive, either through the sale of all of the assets of Kingdom to the Company or through a merger of Kingdom into the
Company, shares in the Company.   No assurance can be given,
however, that a definitive agreement relating thereto will be signed, or that this or any other transaction will in fact be consummated.

     On April 30, 2002, the Company had cash of approximately
$106,000 and a working capital deficit of approximately
$372,000.

     Cash used in operating activities was approximately $840,000 for the year ended April 30, 2002 which was primarily the result of a loss of approximately $2,946,000 partially offset by non-cash charges for depreciation and amortization of $921,000, an impairment of assets charge of $1,034,000 and accounts payable of $159,000.

     Cash used in operating activities was approximately
$1,233,000 for year ended April 30, 2001 which was primarily the result of a loss of $7,094,000, partially offset by noncash charges totaling $5,745,000 for depreciation, amortization and stock-based compensation for services provided.

     For the year ended April 30, 2002, the Company also obtained $340,000 from financing activities from the sale of common stock and proceeds from promissory notes, and used $17,000 in investing activities as compared to $2,445,000 obtained from financing activities for fiscal 2001 from the sale of common stock and $656,000 used in investing activities, primarily for the purchase of Oth.net, Inc.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent auditors have issued a "going concern" opinion in their report to our financial statements for the year ended April 30, 2002, citing the deficiency in working capital at April 30, 2002 and the recurring operating losses. Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern. With the assignment of the Othnet Technology in May 2002, the Company's only operating division, the Company has no current operations. As a result, the Company's principal business purpose at this time is to seek to extinguish much of its outstanding debt and to locate and consummate a merger or acquisition with a private entity. There can be no assurance, however, that the Company will be able to acquire any business or business opportunity or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

     Redemption of Shares and Assignment of the Othnet
        Technology

     As mentioned above, in December 2001, the Board of Directors of the Company approved a plan to shut down all nonessential functions of the Company and to reduce all expenses that were not absolutely essential to maintaining the Company as a reporting entity until the Company is able to obtain some type of cash infusion. Additionally, the Company began pursuing the sale or license of its technology. In carrying out this plan, the Company entered into agreements and effected the transactions described below.

     Pursuant to a  Redemption Agreement dated May 9, 2002
(the "PPP Redemption Agreement") by and between the Company and People to People Publishing, Inc., a Delaware corporation ("PPP") and an Assignment and Assumption Agreement dated May 9, 2002 between the Company and PPP, the Company has agreed to redeem 4,085,000 shares of its common stock held of record by PPP in consideration (i) for the assignment (the "Othnet Technology Assignment") by the Company to PPP of the Company's current principal technology consisting primarily of the Company's peer to peer file sharing software, including without limitation, the technology with respect to digital rights management technology which is subject of the Company's patent application (the "Othnet Technology"), and (ii) a payment of $32,500. Such amount was paid on May 9, 2002 (the "Initial Closing"). In connection with the Othnet Technology Assignment, PPP has agreed to assume all liabilities or obligations in connection with the Othnet Technology whether such liabilities were incurred prior to or after the date of the assignment, except with respect to legal fees or other trade creditor debt associated with the development of the Othnet Technology.

     PPP is a corporation formed in January 2002 by Christopher J. Pearson and certain other former stockholders of the Company (the "PPP Founders") to effect the transactions contemplated by the PPP Redemption Agreement and the Othnet Technology Assignment. Subsequent to the formation of PPP and prior to May 9, 2002, each of the PPP Founders transferred the shares each of them then owned in the Company to PPP. As a result, PPP became the owner of 4,085,000 shares of common stock of the Company. Prior to May 9, 2002, Christopher J. Pearson was the Vice President and a director of the Company.

     The Othnet Technology Assignment is subject to the Company obtaining shareholder approval (the "Shareholder Approval") on or before September 30, 2002. [It is intended that the date for the completion of Shareholder Approval will be extended by the parties.] In the event Shareholder Approval is not obtained, the Othnet Technology Agreement and the obligations thereunder shall terminate. In addition, pending such approval, all of the foregoing 4,085,000 shares being redeemed are to be held in escrow and will maintain voting rights although PPP has agreed to vote all of the shares in favor of the Othnet Technology Assignment.

     In addition to the foregoing, the Company has transferred ownership of its web sites www.oth.net and www.othnet.com to Joel Pearson, one of the PPP Founders and the father of Christopher J. Pearson, in consideration for the assumption of all liabilities associated with such sites.

     Change in Management

     In conjunction with the Initial Closing, the Company obtained the resignation of each of the then current officers (Richard A. Barbari, Christopher J. Pearson, Robert Brown and David M. Kaye) and each of its then current directors (Messrs. Barbari, Pearson and Brown), and Jeffrey Wattenberg was elected sole director of the Company. Mr. Wattenberg has also been elected President and Secretary of the Company. The Company currently has no other officers.

     In December 2001, Richard A. Barbari (the Company's then Chief Executive Officer and Chairman of the Board) had entered into an Agreement for Separation and Release (the "Barbari Separation Agreement") with the Company whereby Mr. Barbari agreed that upon the occurrence of certain events he would resign as an officer and director of the Company and have 400,000 shares of common stock of the Company owned by him redeemed by the Company in consideration for the payment by the Company of certain funds Mr. Barbari had advanced on behalf of the Company or debt Mr. Barbari had guaranteed, as well as the transfer to Mr. Barbari of an automobile registered in the
Company's name.   Contemporaneously with the Initial Closing,
Mr. Barbari resigned as an officer and director, Mr. Barbari and the Company executed a Redemption Agreement with respect to such 400,000 shares and the other transactions described above as contemplated by Barbari Separation Agreement were completed.

     In connection with the Initial Closing, Christopher J. Pearson and the Company also entered into an Agreement for Separation and Release whereby among other things the parties agreed to terminate the employment agreement between them and Mr. Pearson agreed to resign as an officer and director.

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

     NO CURRENT BUSINESS OPERATIONS. With no current business operations, the Company's principal business purpose at this time is to seek to extinguish much of its outstanding debt and to locate and consummate a merger or acquisition with a private entity. There is no assurance the Company's intended merger or acquisition activities will be successful or result in revenue or profit to the Company. The likelihood of success of the Company must be considered in light of the risks, expenses, difficulties and delays frequently encountered in connection with the operation and development of a new business. There is nothing at this time upon which to base an assumption that any business or business opportunity the Company acquires will prove successful, and there is no assurance that it will be able to operate profitably.

     EXTREMELY LIMITED CAPITALIZATION. The Company has insufficient capital with which to make any significant asset acquisitions. Accordingly, in any of the transactions alluded to herein, it is likely that the consideration utilized to make any acquisitions will consist of equity securities. In addition, inasmuch as the Company's capitalization is limited and the issuance of additional Common Stock will result in a dilution of interest for present shareholders, it is unlikely the Company will be capable of negotiating more than one merger or acquisition. Consequently, the Company's lack of diversification may subject the Company to economic fluctuation within a particular industry in which a target company conducts business.

     LACK OF PROFITABILITY; CONTINUING LOSSES; AND DOUBTFUL ABILITY TO CONTINUE AS A GOING CONCERN. The Company has incurred net comprehensive losses of approximately $2,883,000 and $7,094,000 in fiscal 2002 and 2001, respectively. As a result of the

Company's recurring losses and deficiency in working capital, the Company's independent auditor's report, dated September 10, 2002, for the year ended April 30, 2002, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern. With the assignment of the Othnet Technology in May 2002, the Company's only operating division, the Company has no current operations. There can be no assurance, however, that the Company will be able to acquire any business or business opportunity or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

     COMPETITION FOR BUSINESS OPPORTUNITIES. The Company is aware that there are many other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities. In addition, the Company expects to encounter substantial competition in its efforts to attract business opportunities from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial institutions, small business investment companies and wealthy individuals. Competition in the search for business opportunities is principally based upon experience in connection with identifying and effecting business acquisitions, financial and personnel resources and technical expertise. Many of these entities have significantly greater experience, financial and personnel resources, and managerial and technical capabilities than the Company and in all likelihood will be in a better position than the Company to obtain access to attractive business opportunities. In view of the Company's limited financial resources and personnel, the Company will continue to be at a significant competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

     REGULATION.   Although the Company is subject to
regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar that the Company will not be engaged in the business of investing or trading in securities. Such Act defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. Although management believes that the Company will not be subject to regulation under such Act insofar that the Company does not intend to engage in such activities, the Company has obtained no formal determination as to the status of the Company under such Act. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".

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

     POTENTIAL FUTURE SALES PURSUANT TO RULE 144. Certain shares of Common Stock presently held by stockholders are "restricted securities" as that term is defined in Rule 144, promulgated under the Securities Act. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may, under certain circumstances sell within any three-month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company's securities.

     ISSUANCE OF SHARES IN MERGER OR ACQUISITION. Any acquisition effected by the Company may result in the issuance of additional Common Stock or Preferred Stock without shareholder approval and may result in substantial dilution in the percentage of the Company's securities held by the Company's then-shareholders. Moreover, the Common Stock or Preferred Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non arm's-length basis by management of the Company, resulting in an additional reduction in the percentage of securities held by the Company's then-shareholders.

     PENNY STOCK RULES. The Company's Common Stock is covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the rule, the broker/dealer must make a special suitability determination for the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of shareholders in this offering to sell their shares in the secondary market. In addition, Securities and Exchange Commission rules impose additional sales practice requirements on broker/dealers who sell penny securities. These rules require a summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in cases of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Securities Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons. The additional burdens imposed upon broker/dealers by such requirements may discourage broker/dealers from effecting transactions in the Common Stock, which could severely limit the market of the Company's Common Stock.

     RESTRICTIONS ON TRANSFERABILITY; LIMITED TRADING MARKET. Only a limited trading market for the Common Stock currently exists. The market price of the Common Stock, which currently is listed in the "pink sheets", has in the past fluctuated substantially over time and may in the future be highly volatile. In addition, the Company believes that relatively few market makers make a market in the Company's Common Stock. The actions of any of these market makers could substantially impact the volatility of the Company's Common Stock.


Item 7.        Financial Statements.

     See the Consolidated Financial Statements annexed to this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     See Current Report on Form 8-K (Date of Report: August
14, 2002).


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

                         Present Position        Has Served as
Name                Age  and Offices             Director Since

Jeffrey Wattenberg  47   President, Chief Executive    2002
                         Officer, Secretary
                         and Director

     JEFFREY WATTENBERG has been President, Chief Executive Officer, Secretary and a Director of the Company since May 2002. For more than the last five years, Mr. Wattenberg has been a private investor and has served as an independent consultant to various entities seeking to raise venture capital.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during or with respect to the fiscal year ended April 30, 2002.

Item 10.  Executive Compensation.

     The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended April 30, 2002, April 30, 2001 and April 30, 2000, of those persons who were, at April 30, 2002 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

               Summary Compensation Table

                    Annual
                    Compensation


Name and Principal        Fiscal
Position                  Year       Salary   Bonus

Richard A. Barbari(1)     2002    $  93,750      $0
Chairman of the           2001    $ 118,166      $0
Board and Chief
Executive Officer

Christopher J. Pearson(1) 2002    $  46,875      $0
Vice President            2001    $  61,209      $0


                    Long-Term
                    Compensation

                                   Restricted  Shares
Name and Principal       Fiscal    Stock       Underlying
Position                 Year      Awards      Options

Richard A. Barbari(1)     2002        -0-       -0-
Chairman of the           2001        -0-       75,000
Board and Chief
Executive Officer

Christopher J. Pearson(1) 2002        -0-       -0-
Vice President            2001        -0-       50,000

(1) Each of Mr. Barbari and Mr. Pearson were employed by the Company from August 2000 to May 2002. Each resigned as an officer and director of the Company in May 2002. See
     Part I, Item 1, "Redemption of Shares and Assignment of the Othnet Technology" and "Change in Management".


Stock Options Granted and Exercised in Fiscal 2002; Fiscal
Year-End Values

     There were no stock options granted in fiscal 2002. The following table set forth certain information as to each exercise of stock options during the year ended April 30, 2002, by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

 Aggregated Option Exercises in Fiscal 2002 and Year-End Option Value

                                        Number of Securities
               Shares                   Underlying Unexercised
               Acquired                 Options at April 30, 2002
               On             Value
Name           Exercise       Realized  Exercisable  Unexercisable


Richard A. Barbari   -0-       -0-         -0-          75,000
Christopher Pearson  -0-       -0-         -0-          50,000



                                 Value of Unexercised
                                 In-the-Money Options
                                 at April 30, 2002(1)

Name                          Exercisable   Unexercisable

Richard A. Barbari                 $0        $0
Christopher Pearson                $0        $0

_______________________

(1) At April 30, 2002, the bid and asked prices for the Common Stock were $0.41 and $0.49, respectively. All of the options have an exercise price of $3.00 per share. Accordingly, none of the outstanding options was "in the money" on April 30, 2002. Such options have since terminated.

Compensation of Directors

     In March 2001, the Board of Directors adopted a cash compensation package for non-employee directors whereby non-employee directors shall receive $1,000 for attending board of directors meetings and receive an annual retainer of $12,000, and committee members shall receive $500 for attending committee meetings and each Chairman of a committee shall receive an additional $2,000 annually. The foregoing arrangements have since terminated. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Employment Contracts and Termination of Employment and Change in Control Arrangements

     Richard A. Barbari , President and Chief Executive Officer of the Company, was employed pursuant to an employment agreement expiring August 2002 at an annual base salary of $250,000 per year. The agreement provides that his base salary will be reviewed on an annual basis and any modifications thereto will be subject to the discretion of the Company, but at no time will the base salary be reduced below the initial level. The agreement also provides that Mr. Barbari will be eligible to participate in the Company's bonus plan or stock option plan, when and if established. The Company has also agreed to provide Mr. Barbari with an automobile allowance, health and life insurance and certain other benefits. The agreement provides that at its second anniversary date it may be extended for a period of one year by mutual agreement of the parties. See, also Part III, Item 12, "Certain Relationships and Related Transactions" for information on the shares of Common Stock purchased by Mr. Barbari and his nominees, and Part I, Item 1, "Change in Management" for information on the Barbari Separation Agreement.

     Christopher J. Pearson, Vice President of the Company, was
employed pursuant to an employment agreement at an annual base salary of $125,000 per year. The agreement has a term of at least two years (until August 2002) and thereafter until terminated by either party thereto. The agreement provides that Mr. Pearson's base salary will be reviewed on an annual basis and any modifications thereto will be subject to the discretion of the Company, but at no time will the base salary be reduced below the initial level. The agreement also provides that Mr. Pearson will be eligible to participate in the Company's bonus plan or stock option plan, when and if established. The Company has also agreed to provide Mr. Pearson with health and life insurance and certain other
benefits.   See Part I, Item 1, "Change in Management" for information on the termination of Mr. Pearson's employment agreement effected in May
2002.

2001 Stock Incentive Plan and Options Granted Outside the Plan

     In March 2001, the Board of Directors of the Company adopted the Othnet, Inc. 2001 Stock Incentive Plan (the "2001 Plan") subject to the approval of the stockholders within 12 months of such adoption date. The 2001 Plan permitted the Company to grant stock options, stock appreciation rights and stock awards to officers, employees or directors of the Company or any subsidiary or affiliate, or any consultant or advisor providing services to the Company or any subsidiary or affiliate. Insofar that the Company did not seek to obtain such stockholder approval within such 12 month period, the 2001 Plan has terminated. As of April 30, 2002, no options, stock appreciation rights or stock awards had been granted under the 2001 Plan.

     In addition to the 2001 Plan, in fiscal 2001, the Company granted non-statutory stock options outside of the 2001 Plan as follows:
(i) non-employee directors were granted options to acquire a total of 300,000 shares of Common Stock, all of which were immediately exercisable at $3.00 per share, (ii) certain employees were granted options to acquire a total of 230,000 shares of Common Stock, all of which vest over four years following the first year and are also exercisable at $3.00 per share, and (iii) certain consultants and other non-employees were granted options to acquire a total of 1,555,000 shares of Common Stock, all of which were immediately exercisable at $3.00 per share. All of such options have terminated.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth, as of September 30, 2002, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the "named executive officers"), and (iv) all officers and directors of the Company as a group:


                                 Amount and Nature of  Percent
Name                             Beneficial Ownership  of Class(1)

People to People Publishing, Inc.  4,085,000(2)        23.8%
Rabobank Asia Ltd.                 1,000,000            5.8%
Jeffrey Wattenberg                   250,000(3)         1.5%

All Officers and Directors
Directors as a Group                 250,000            1.5%
_____________________________

(1) Based upon 17,149,279 shares of Common Stock outstanding as of September 30, 2002, which includes the shares owned by People to People Publishing, Inc. If such shares were not included (see footnote (2) below), there would be 13,064,279 shares of Common Stock outstanding.

(2) Such shares are presently being held in escrow and will be redeemed upon Shareholder Approval of the Othnet Technology
     Assignment.  (See Part I, Item 1, "Redemption of Shares and
     Assignment of the Othnet Technology").

(3) Consists of 250,000 shares held by Ridge Resources, Inc. ("Ridge"). Mr. Wattenberg is the sole shareholder of Ridge, and, by virtue of such ownership, Mr. Wattenberg may be deemed the beneficial owner of the shares held by Ridge. The address for Mr. Wattenberg is 1187 Coast Village Road, Suite 319, Santa Barbara, California.

Item 12.  Certain Relationships and Related Transactions.

     In May 2000, the Company entered into an agreement to acquire substantially all of the assets of Oth.net, Inc., a Florida corporation (founded by Christopher J. Pearson, a former Vice President and Director of the Company), as well as the Oth.net domain name, in exchange for 4,500,000 shares of the Company's Common Stock and $500,000, which funds were paid to Christopher Pearson on June 30, 2000. Mr. Pearson received 2,760,000 of the 4,500,000 shares issued in connection with such transaction.

     During the same period of time as the purchase of the Oth.net assets and the Oth.net domain name, employment arrangements were made between the Company and Richard Barbari and Christopher J. Pearson who had been engaged by the Company. See Part III, Item 10, "Employment Contracts and Termination of Employment and Change in Control Arrangements". As enticement to join the Company, Mr. Barbari and his nominees purchased 1,000,000 restricted shares of the Company's Common Stock at $.001 per share.

     From January 2002 through April 2002, Jeffrey Wattenberg, who has served as President, Chief Executive Officer, Secretary and a Director of the Company since May 2002, paid expenses on behalf of the Company.
As of April 30, 2002, the amounts totaled $72,000. Subsequent to the end of fiscal 2002, such amounts have been repaid in full to Mr. Wattenberg.

     See Part I, Item 1, "Redemption of Shares and Assignment of the Othnet Technology" and "Change in Management" for information on the assignment of the Othnet Technology, change in management and other matters.


Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

               2.1 Agreement dated as of May 1, 1999 by and between Private Label Brands Canada Inc. and Marcella Downey.(1)
               2.2 Form of Confirmation Agreement by and between PL Brands, Inc., Oth.net, Inc. and Christopher Pearson.(1)
               3.1  Certificate of Incorporation. (2)
               3.2 Amendment to Certificate of Incorporation (filed June 6, 1994).(2)
               3.3 Amendment to Certificate of Incorporation (filed March 23, 2001).(3)
               3.4  Bylaws.(2)
               4.1 Form of Subscription Agreement between the Company and nine investors entered into at various times during the quarter ended July 31, 2000.(1)
               4.2  Form of Investment Agreement executed by Richard
                    A. Barbari and his nominees and Eagle Ridge
                    Partners during the quarter ended July 31, 2000.(1)
               10.1 Employment Agreement between the Company and
                    Richard Barbari dated as of August 21, 2000.(1)
               10.2 Employment Agreement between the Company and
                    Christopher J. Pearson dated as of June 30,
                    2000.(3)
               10.3 Alliance and License Agreement dated as of April
                    7, 2001 between the Company and Savage Beast
                    Technologies Incorporated.(3)
               10.4 Lease Agreement dated as of April 24, 2001 between
                    the Company and Vance Minnesota Street, L.P.(3)
               99.1 Assignment and Assumption Agreement dated May 9,
                    2002 between Othnet, Inc. and People to People Publishing, Inc.(4)
               99.2 Redemption Agreement dated May 9, 2002 between
                    Othnet, Inc. and People to People Publishing,
                   Inc.(4)
               99.3 Assignment and Assumption Agreement between
                    Othnet, Inc. and Joel Pearson.(4)
               99.4 Agreement for Termination of Alliance and License
                    Agreement dated May 9, 2002 between Othnet, Inc. and Savage Beast Technologies Incorporated.(4)
               99.5 Certification pursuant to U.S.C. Section 1350, as
                    adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          ____ _______________

          (1)  Filed as an exhibit to the Company's Quarterly
               Report on Form 10-QSB for the quarter ended
               January 31, 2001, and incorporated by reference herein.

          (2)  Filed as an exhibit to the Company's Registration
               Statement on Form 10-SB, file no. 0-24888, and incorporated by reference herein.

          (3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 2001, and incorporated by reference herein.

          (4)  Filed as an exhibit to the Company's Current
               Report on Form 8-K (Date of Report: May 9, 2002), and incorporated by reference herein.

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

                    OTHNET, INC.
                    (Registrant)


                    By: /s/ Jeffrey Wattenberg
                       Jeffrey Wattenberg,
                       President and Chief Executive
                       Officer


                      Dated:    October 17, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                  Title                           Date


/s/ Jeffrey Wattenberg    President, Chief Executive       10/17/02
Jeffrey Wattenberg        Officer, Secretary and
                          Director  (Principal Executive
                          Officer and Principal
                          Accounting and Financial
                          Officer)

                  CERTIFICATIONS

I, Jeffrey Wattenberg, certify that:

1. I have reviewed this annual report on Form 10-KSB of Othnet, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: _October 17, 2002            /s/ Jeffrey Wattenberg ____
                                       Jeffrey Wattenberg
                                       President and Chief Executive
                                       Officer


I, Jeffrey Wattenberg, certify that:

1. I have reviewed this annual report on Form 10-KSB of Othnet, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 17, 2002             /s/ Jeffrey Wattenberg
                                       Jeffrey Wattenberg
                                       Principal Financial Officer

EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in this Form 10-KSB have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Annual Report on Form 10-KSB covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

                   INDEPENDENT AUDITORS REPORT


To the Board of Directors
   OTHNET, INC.
   Santa Barbara, California

We have audited the accompanying consolidated balance sheet of Othnet, Inc. as of April 30, 2002 and the related consolidated statements of expenses, stockholders equity, and cash flows for the year ended then ended. These financial statements are the responsibility of Othnet's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Othnet, Inc., as of April 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Othnet will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the deficiency in working capital at April 30, 2002 and the operating losses raise substantial doubt about Othnet's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties


MALONE & BAILEY, PLLC
Houston, Texas
www.malone-bailey.com

September 10, 2002

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Othnet, Inc.
(formerly known as PL Brands, Inc.)
Saint Paul, Minnesota

We have audited the accompanying consolidated statements of expenses, stockholders' equity, and cash flows of Othnet, Inc. (the Company) for the year ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended April 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's operating losses at April 30, 2001 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
July 26, 2001

                        OTHNET, INC.
                   CONSOLIDATED BALANCE SHEET
                      As of April 30, 2002



     ASSETS

Current Assets
 Cash                                               $    105,563

Property and equipment
 Office furniture and equipment, net of accumulated
    depreciation of $10,560                               20,543
                                                    ------------
      Total Assets                                  $    126,106
                                                    ============


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                   $    285,221
 Accounts payable to related parties                     120,318
 Note payable to related party                            72,000
                                                    ------------
      Total Current Liabilities                          477,539
                                                    ------------
Stockholders' Deficit
 Common stock, $.001 par value, 40,000,000 shares
    authorized, 13,064,279 issued and outstanding         13,064
 Preferred stock, $.001 par, 2,000,000 shares authorized
 Additional paid in capital                           11,831,791
 Accumulated other comprehensive income                   63,283
 Retained deficit                                    (12,259,571)
                                                    ------------
      Total Stockholders' Deficit                    (   351,433)
                                                    ------------
      Total Liabilities and Stockholders' Deficit   $    126,106
                                                    ============






         See accompanying summary of accounting policies and notes to financial statements.

                          OTHNET, INC.
               CONSOLIDATED STATEMENTS OF EXPENSES
           For The Years Ended April 30, 2002 and 2001



                                                 2002            2001
                                            ------------     -----------

Net Sales                                   $     5,750      $   25,455

Operating Expenses
  Depreciation & amortization                (  920,584)     (  841,322)
  General and administrative                 (  936,778)     (1,948,371)
  Stock-based compensation to non-employees                  (4,404,307)
  Impairment of assets                       (1,033,755)
                                             -----------      -----------
 Loss From Operations                        (2,885,367)     (7,168,545)

Other Income (Expense)
  Interest income                                 3,406
  Interest expense                           (      323)
 Foreign exchange loss                       (   63,577)
 Other income                                                    74,325
                                             -----------      -----------
Net Loss                                     (2,945,861)     (7,094,220)

Other Comprehensive Income (Loss)
  Foreign currency translation adjustment        63,283
                                             -----------      -----------
Net Comprehensive Loss                      $(2,882,578)    $(7,094,220)
                                             ===========      ===========


Basic and diluted net loss per common share      $(0.17)     $(    0.45)

Weighted average common shares outstanding   16,924,279      15,603,071



         See accompanying summary of accounting policies and notes to financial statements.

                          OTHNET, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For The Years Ended April 30, 2002 and 2001



                                                                Additional
                                       Common Stock             Paid in
                                     Shares          $          Capital
                                   ----------       -------      -----------
Balances, April 30, 2000            9,143,279       $ 9,143     $ 2,128,906

Shares issued
- for acquisition of Othnet         4,500,000         4,500       2,245,500
- for compensation to directors       998,000           998         498,002
- for services in connection with
  the acquisition of Othnet           499,000           499         249,001
Shares sold
- to directors                          2,000             2             998
- in connection with the acquisition
  of Othnet                             1,000             1             499
- in private placement for $.50     1,000,000         1,000         499,000
- in private placement for $3.00 net of
  offering expenses of $324,177       756,000           756       1,943,067
Fair value of options granted for services                        4,404,307
Net loss
                                   ----------       -------     -----------
Balances, April 30, 2001           16,899,279        16,899      11,969,280

Shares issued
- for investment in Savage Beast       50,000            50         249,950
- in private placement for $.50       600,000           600         299,400
Shares redeemed for cash and
 intangible assets                 (4,085,000)       (4,085)       (687,239)
Shares redeemed from former officer(  400,000)       (  400)            400
Foreign currency translation
 adjustment
Net loss
                                   ----------        -------      -----------
Balances, April 30, 2002           13,064,279       $13,064      $11,831,791
                                   ==========       =======      ===========


         See accompanying summary of accounting policies and notes to financial statements.

                          OTHNET, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For The Years Ended April 30, 2002 and 2001


                                 Accumulated
                                    Other
                                 Comprehensive  Retained
                                     Loss       Deficit         Totals
                                    ---------- ------------     -----------
Balances, April 30, 2000                       $( 2,219,490)   $(   81,441)

Shares issued
- for acquisition of Othnet                                      2,250,000
- for compensation to directors                                    499,000
- for services in connection with
  the acquisition of Othnet                                        249,500
Shares sold
- to directors                                                       1,000
- in connection with the acquisition
  of Othnet                                                            500
- in private placement for $.50                                    500,000
- in private placement for $3.00 net of
  offering expenses of $324,177                                  1,943,823
Fair value of options granted for services                       4,404,307
Net loss                                         ( 7,094,220)   (7,094,220)
                                        -------  ------------  -----------
Balances, April 30, 2001                         ( 9,313,710)    2,672,469

Shares issued
- for investment in Savage Beast                                   250,000
- in private placement for $.50                                    300,000
Shares redeemed for cash and
 intangible assets                                              (  691,324)
Shares redeemed from former officer
Foreign currency translation
 adjustment                              63,283                     63,283
Net loss                                          (2,945,861)   (2,945,861)
                                        -------  ------------  -----------
Balances, April 30, 2002                $63,283 $(12,259,571)  $(  351,433)
                                        ======= ============    ===========



         See accompanying summary of accounting policies and notes to financial statements.

                          OTHNET, INC.
                    STATEMENTS OF CASH FLOWS
           For The Years Ended April 30, 2002 and 2001

                                                2002           2001
                                            -----------     -----------
Cash Flows From Operating Activities
 Net loss                                    $(2,945,861)   $(7,094,220)
 Adjustments to reconcile net loss
    to net cash used by operating activities:
   Fair value of options granted to non-employees             4,404,307
   Stock compensation expense                                   499,000
   Depreciation and amortization                 920,584        841,322
   Impairment of assets                        1,033,755
   Changes in:
    Prepaid expenses                                 875       (    875)
    Accounts payable                             159,454         81,606
    Accrued expenses                          (    8,679)        35,462
                                             -----------     -----------
Net Cash Used By Operating Activities         (  839,872)    (1,233,398)
                                             -----------     -----------
Cash Flows From Investing Activities
 Purchase of intellectual property-Othnet                    (  500,000)
 Purchase of license agreement                               (  100,000)
 Purchase of office furniture and equipment   (   16,713)    (   55,599)
                                             -----------     -----------
Net Cash Used By Investing Activities         (   16,713)    (  655,599)
                                             -----------     -----------
Cash Flows From Financing Activities
 Net proceeds from sale of common stock          300,000      2,445,323
 Proceeds from note payable to related party      72,000
 Proceeds from note payable                       25,000
 Repayment of note payable                    (   25,000)
 Redemption of common stock                   (   32,500)
                                             -----------     -----------
Net Cash Provided By Financing Activities        339,500      2,445,323
                                             -----------     -----------
Effect of exchange rate changes on cash           63,283
                                             -----------
NET CHANGE IN CASH                            (  453,802)       556,326
 Cash balance, beginning                         559,365          3,039
                                             -----------     -----------
 Cash balance, ending                        $   105,563    $   559,365
                                             ===========     ===========

Supplemental Disclosures:
 Income taxes paid                           $         0    $         0
 Interest paid                                       323             76

Non Cash Activities:
 Issuance of 50,000 common shares for investment
   in Savage Beast                           $   250,000
 Transfer of vehicle as settlement                26,783
 Exchange of intangible assets for redemption
   of common stock                               658,824
 Issuance of 499,000 common shares for services
   in connection with the acquisition of Othnet              $  249,500
 Issuance of 4,500,000 common shares for purchase
   of intellectual database and search engine                 2,250,000
 Amount due for purchase of license agreement
   (included in A/P)                                             80,000



         See accompanying summary of accounting policies and notes to financial statements.

                          OTHNET, INC.
                  NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. PL Brands, Inc. ("PL Brands") was incorporated in Delaware in August 1990, to develop, produce and market private label prepared foods. Pursuant to an agreement as of May 1, 1999, all operations of PL Brands were discontinued.

In May 2000, PL Brands acquired substantially all of the assets of Oth.net, Inc., a Florida corporation, as well as the Oth.net domain name, in exchange for 4,500,000 shares of PL Brands' common stock and $500,000 in cash. The effective date of the acquisition was June 30, 2000, and accordingly, the results of the acquired company have been included from July 1, 2000. On March 23, 2001, the name was changed to Othnet, Inc. ("Othnet"). Othnet pursued a new business strategy as an online digital entertainment site for exchanging electronic files, with an emphasis on entertainment content.

Principles of Consolidation. The consolidated financial statements include the accounts of Othnet and its two Canadian subsidiaries. There was no material activity in these subsidiaries in fiscal year 2002 or 2001. All significant intercompany accounts have been eliminated.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.

In the prior year, Othnet was presented as a development stage enterprise. In the year ended April 30, 2002, Othnet is no longer considered development stage and the additional disclosures have been removed.

Cash and Cash Equivalents. For purposes of the statements of cash flows, Othnet considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Depreciation is currently being provided on the property and equipment used by Othnet using the straight line method over an estimated useful life of two to seven years.

Impairment of Long-Lived Assets. Othnet reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Othnet assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Revenue recognition. Revenue consists of advertising revenue and is recognized as earned on a monthly basis per the contracts.

Income taxes. Othnet recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Othnet provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Stock options and warrants. Othnet accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, Othnet recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.

Recently issued accounting pronouncements. Othnet does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Othnet results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that Othnet will continue as a going concern. Othnet incurred a loss of $2,882,578 and $7,094,220 in fiscal year 2002 and 2001 respectively, and had a working capital deficit as of April 30, 2002. Accordingly, these conditions create an uncertainty as to Othnet's ability to continue as a going concern. Management is seeking merger opportunities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at April 30, 2002 is as follows:

     Computer equipment            2 yr life   $ 19,826
     Office furniture & equipment  7 yr life     11,277
                                               --------
                                                 31,103
     Less: accumulated depreciation             (10,560)
                                               --------
                                               $ 20,543
                                               ========

As of April 30, 2002 Othnet transferred its only vehicle to an officer as part of a separation agreement. The net book value of the vehicle at the time of transfer was $26,783. See note 11 for details.


NOTE 4 - OTHER ASSETS

In connection with the acquisition of Othnet in May 2000, the main asset acquired was intellectual property valued at $2,999,500, which was to be amortized over 36 months. In the third quarter of fiscal year 2002, the intellectual property was impaired by $700,000. As of April 30, 2002, the asset and $32,500 was exchanged for the redemption of 4,085,000 shares of Othnet common stock. See note 11 for details.

In fiscal year 2001, Othnet purchased a license agreement from Savage Beast Technologies Incorporated ("Savage Beast"). Othnet paid $100,000 in cash and owed $80,000 as part of the agreement. This license agreement was to be amortized over 15 months. In the third quarter of fiscal year 2002, it was determined the license agreement was impaired by $83,755. With amortization and impairment, the carrying value of the license agreement as of April 30, 2002 was $0. As of April 30, 2002, Othnet still owed $60,000 for the license agreement which is reflected in accounts payable. See note 11 for details.

In fiscal year 2002, Othnet exchanged 50,000 shares of Othnet common stock for 100,000 common shares of Savage Beast. Because Othnet owns only a small percentage of Savage Beast and because Savage Beast has been unable to provide recent financial statements, a full impairment of the carrying value has been taken as of April 30, 2002. The original exchange agreement required Othnet to issue more shares to Savage Beast if Othnet shares were sold for less than $5 per share. On May 9, 2002, this provision of the agreement was amended. See note 11 for details.


NOTE 5 - ACCOUNTS PAYABLE TO RELATED PARTIES

As of April 30, 2002, Othnet owed $120,318 to certain directors, officers, and shareholders.


NOTE 6 - NOTE PAYABLE TO RELATED PARTY

From January 2002 through April 2002, a current officer of Othnet paid expenses on behalf of Othnet. As of April 30, 2002, the amounts totaled $72,000.


NOTE 7 - COMMON STOCK

During fiscal year 2001, 4,500,000 shares were issued in the acquisition of Oth.net, Inc. An additional 500,000 shares were issued for services in connection with the acquisition valued at $250,000. In addition to the services, $500 was received for the shares. The balance of $249,500 was capitalized as a cost of the acquisition.

During fiscal year 2001, Othnet issued 1,756,000 shares of common stock for net proceeds of $2,443,823 after offering expenses of $324,177.

During fiscal year 2001, Othnet issued 1,000,000 shares of common stock to Othnet's then President. The fair market value of the shares was $500,000. The President paid $1,000 and the balance of $499,000 was recorded as compensation expense.

In April 2002, Othnet sold 600,000 shares of common stock for $.50 per share for total proceeds of $300,000. See note 11 for details.

In exchange for Othnet's intellectual property, $32,500 in cash, and Othnet's vehicle, Othnet redeemed 4,485,000 shares of Othnet common stock as of April 30, 2002. See note 11 for details.


NOTE 8 - INCOME TAXES

          Deferred tax assets                $ 688,000
          Less: valuation allowance           (688,000)
                                             ---------
          Net deferred taxes                 $       0
                                             =========

Othnet has net operating losses of approximately $1,000,000 and $2,000,000 as of April 30, 2002 and 2001 respectively, which each can be carried forward 20 years.


NOTE 9 - STOCK OPTIONS AND WARRANTS

Othnet adopted the disclosure requirements of FASB Statement 123, Accounting for Stock Based Incentive Plans. Othnet uses the intrinsic value method of calculating compensation expense, as described and recommended by Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and permitted by FASB Statement 123.

On March 22, 2001, the 2001 Stock Incentive Plan ("Plan") was approved by the Board of Directors subject to the approval of the stockholders within 12 months of such adoption date. Employees, advisors, and nonemployee directors were eligible for the Plan. The Plan authorizes the grant of options to purchase Othnet's common stock in the form of incentive stock options and nonqualified stock options. The Plan required the exercise price of all options granted to be the fair market value of Othnet's stock on the date of grant. The aggregate number of shares available under the Plan was 3,000,000. Insofar that Othnet did not seek to obtain shareholder approval within the 12 month period, as of April 30, 2002, the Plan was voided.

There were no options granted in fiscal year 2001 or 2002 under the Plan. However, there were nonqualified stock options to purchase 2,085,000 shares of common stock issued outside the plan to both employees and nonemployees during fiscal year 2001. The options issued to nonemployees were fully vested and were valued using the Black-Scholes model. Compensation expense of approximately 4,404,000 was recognized in fiscal year 2001 for nonemployee options. The employee options were issued at no less than estimated fair market value of the common stock, no expense was recorded, and they vest over four years. Under provisions of the nonqualified stock option agreements, options expire ninety days following termination of service or employment for Othnet, or no later than August 7, 2002.

The following summarizes the activity for options issued outside of the Plan:

                                                Wtd. Avg.
                                                 Exercise
                                      Shares      Price
                                   ----------    ------
          Outstanding at April 30, 2000     0

          Year ended April 30, 2001
           Granted                  2,085,000    $ 3.00
                                   ----------    ------
          Outstanding at
           April 30, 2001           2,085,000      3.00

          Year ended April 30, 2002
           Expired or voided       (2,085,000)   $(3.00)
                                   ----------    ======
          Outstanding at
           April 30, 2002                   0
                                   ==========

Additional disclosures as of April 30, 2002 are:

Had compensation cost for Othnet's issuances of stock options to employees been determined based on fair value on the grant dates for awards under the Plan consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, Othnet's losses and basic and diluted loss per share would have been increased to the pro forma amounts indicated below:

                                      2002      2001
(in thousands)                     -------     -------
          Net loss - As reported   $(2,691)    $(7,094)
                 - Pro forma        (2,691)     (7,961)

          Basic and diluted loss per share
                 - As reported     $( 0.17)    $ (0.45)
                 - Pro forma        ( 0.17)      (0.51)

Variables used in the Black-Scholes option pricing model include
(1) 4.73% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of year-end, (3) expected volatility is the actual historical price fluctuation and (4) zero expected dividends.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As of September 10, 2002, Othnet maintained its offices on a temporary basis in the home of its President, pursuant to an oral agreement on a rent-free, month-to-month basis. Until May 2002, Othnet rented office space in St. Paul, Minnesota under an operating lease that terminates on July 31, 2006. Costs incurred under operating leases are recorded as rent expense. Total cash rent expense was approximately $6,563 and $6,455 for the years ended April 30, 2002 and 2001, respectively. Othnet also issued options to purchase 50,000 shares of common stock at $3.00 per share as payment for rent in 2001. These options were valued at approximately $142,000 using the Black-Scholes model, which is recorded as additional rent expense.

Future minimum lease payments under the office lease at April 30, 2002 are as follows:

          Year ending April 30:
           2003                                 $30,000
           2004                                  46,920
           2005                                  46,920
           2006                                  46,920

Othnet is currently negotiating with the landlord on a settlement for early termination of this lease.


NOTE 11 - SUBSEQUENT EVENT

On May 9, 2002, Othnet ceased operations and terminated all of its employees. The following transactions occurred on May 9, 2002, but are recorded as of the current balance sheet date, April 30, 2002 as the type of subsequent event that requires adjustment to the balance sheet carrying values because they affect the estimates used in preparing financial statements:


                             Unadjusted   May 9, 2002      As
                             balances    Transactions   Adjusted
                             ----------   ---------- ----------
  ASSETS
     Cash                    $  299,927   $(194,364) $  105,563
     Property and equipment,
      net                        47,326    ( 26,783)     20,543
     Other assets
       Proprietary database     658,824    (658,824)          0
       Investment in
        Savage Beast            250,000    (250,000)          0
                             ----------              ----------
                             $1,256,077              $  126,106
                             ==========              ==========

  LIABILITIES
     Current Liabilities     $  660,935   $(183,398) $  477,537

  STOCKHOLDERS' EQUITY          595,142    (946,573)   (351,431)
                             ----------              ----------
                             $1,256,077              $  126,106
                             ==========              ==========

A description of these changes is as follows:

1. 600,000 shares of Othnet were sold in April 2002 for $300,000. This money was received but not released from escrow until May 9, 2002. Certain obligations were paid from escrow funds, as follows:

      Re-purchase of 4,085,000 Othnet shares, for
       this cash plus the intellectual property        $ 32,500
      Payment of an employee expense report, for
       this cash plus the vehicle                        35,077
      Payment to Savage Beast                            20,000
      Payoff of note payable to bank and accrued
       interest                                          25,323
      Payment of legal expenses                          81,722
                                                       --------
                                                       $194,622
                                                       ========

2. Othnet terminated its license agreement with Savage Beast (see Note 4), and agreed to pay the remaining $80,000 due under that agreement. Per the above, Othnet paid $20,000 on May 9, 2002. The remaining $60,000 is due in nine $6,667 monthly installments. If Othnet is able to timely complete these payments, it retains its anti-dilutive agreement clause. The remaining $60,000 is included in liabilities as adjusted above.