Form 10QSB
period 2002-07-31
OTHNET INC
filed 2002-12-09
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, DC  20549


                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

          1187 Coast Village Road
                 Suite 319
      Santa Barbara, California 93108
  (Address of Principal Executive Offices)

               (805) 969-7482
(Issuer's Telephone Number, including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X              No

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 17,149,279 outstanding as of November 30, 2002

      PART I  -  FINANCIAL INFORMATION


Item 1.        Financial Statements


                OTHNET, INC.

      Index to Financial Information

         Period Ended July 31, 2002



Item                                               Page

Item 1 -  Financial Statements

       Unaudited Consolidated Balance Sheet         3

       Unaudited Statements of Operations           4

       Unaudited Statements of Cash Flows           5

       Unaudited Notes to Financial Statements      6


Item 2 -  Management's Discussion and Analysis
          or Plan of Operation                      7

                          OTHNET, INC.
                   CONSOLIDATED BALANCE SHEET
                       As of July 31, 2002



     ASSETS

Current Assets
 Cash                                               $     11,934

Property and equipment
 Office furniture and equipment, net of accumulated
    depreciation of $13,351                               17,753
                                                    ------------
      Total Assets                                  $     29,687
                                                    ============


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                   $    275,015
 Accounts payable to related parties                     113,651
                                                    ------------
      Total Current Liabilities                          388,666
                                                    ------------
Stockholders' Deficit
 Preferred stock, $.001 par, 2,000,000 shares authorized,
    None issued and outstanding
 Common stock, $.001 par value, 40,000,000 shares
    authorized, 13,064,279 issued and outstanding         13,064
 Additional paid in capital                           11,831,791
 Accumulated other comprehensive income                   71,029
 Retained deficit                                    (12,274,863)
                                                    ------------
      Total Stockholders' Deficit                    (   358,979)
                                                    ------------
      Total Liabilities and Stockholders' Deficit   $     29,687
                                                    ============

                          OTHNET, INC.
               CONSOLIDATED STATEMENTS OF EXPENSES
        For The Three Months Ended July 31, 2002 and 2001



                                                           2002          2001
                                                       ---------      ---------

Net Sales                                                             $   2,796

Operating Expenses
  Depreciation & amortization                          $ ( 2,791)      (249,958)
  General and administrative                             ( 4,766)      (440,173)
                                                       ---------      ---------
 Loss From Operations                                    ( 7,557)      (687,335)

Other Income (Expense)
  Foreign exchange loss                                  ( 7,737)
  Other income                                                            2,447
                                                       ---------      ---------
Net Loss                                                 (15,294)      (684,888)

Other Comprehensive Income (Loss)
  Foreign currency translation adjustment                  7,745
                                                       ---------      ---------
Net Comprehensive Loss                                 $ ( 7,549)     $(684,888)
                                                       =========      =========


Basic and diluted net loss per common share               $(0.00)     $   (0.04)

Weighted average common shares outstanding            13,064,279     16,899,279

                          OTHNET, INC.
                    STATEMENTS OF CASH FLOWS
        For The Three Months Ended July 31, 2002 and 2001

                                               2002                2001
                                            ---------           ---------
Cash Flows From Operating Activities
 Net loss                                   $ (15,294)        $(684,888)
 Adjustments to reconcile net loss
    to net cash used by operating activities:
   Depreciation and amortization                2,791           289,902
   Changes in:
    Prepaid expenses                                           ( 38,564)
    Accounts payable                          (16,871)            2,398
    Accrued expenses                                           ( 16,250)
                                            ---------          ---------
Net Cash Used By Operating Activities         (29,374)         (447,402)
                                            ---------          ---------
Cash Flows From Investing Activities
 Purchase of office furniture and equipment                    ( 15,680)

Cash Flows From Financing Activities
 Repayment of note payable to related party   (72,000)
                                             --------
Effect of exchange rate changes on cash         7,745
                                            ---------          ---------
NET CHANGE IN CASH                            (93,629)         (463,082)

 Cash balance, beginning                      105,563           559,365
                                            ---------          ---------
 Cash balance, ending                       $  11,934          $ 96,283
                                            =========          =========

                          OTHNET, INC.
                  NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Othnet, Inc. ("Othnet") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Othnet's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2001, as reported in the 10-KSB, have been omitted.

Item 2.  Management's Discussion and Analysis or Plan of
         Operation.

     The following discussion of the Company's financial condition and results of operations is based on the Company's
Financial Statements and the related notes thereto.

Forward-Looking Statements

     This Form 10-QSB contains certain forward-looking statements and information that reflect the Company's expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this Form 10-QSB, the words "anticipate", "believe", "estimate", "plan," "intend" and "expect" and similar expressions, as they relate to Othnet, Inc. for its management, are intended to identify such forward-looking statements. These forward looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed under the caption "Other Factors Affecting Our Operating Results" in
Part II, Item 6, "Management's Discussion and Analysis or Plan of Operation" of the Company's Annual Report on Form 10-KSB for the year ended April 30, 2002. Except as required by the Federal Securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or for any other reason.

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

     The Company had no revenues for the three months ended
July 31, 2002 compared to revenues of approximately $3,000 for the three months ended July 31, 2001.

     Operating expenses were approximately $8,000 for the three months ended July 31, 2002 and were comprised of depreciation and amortization, and general and administrative. This compares to operating expenses of approximately $687,000 for the three months ended July 31, 2001 which were comprised primarily of compensation expense, amortization (relating to the Company's proprietary information database, search engine and license agreement), contract labor, consulting, and professional fees. This significant decrease was primarily attributable to the plan approved by the Board of Directors in December 2001 to shut down all nonessential functions of the Company and to reduce all expenses that were not absolutely essential to maintaining the Company as a reporting entity. For the three months ended July 31, 2002, the Company recognized an expense of $3,000 for depreciation and amortization compared to $250,000 for the three months ended July 31, 2001. General and administrative expenses for the three months ended July 31, 2002 decreased to $5,000 from $440,000 for the three months ended July 31, 2001. Such decrease was primarily a result of the aforesaid plan approved by the Board in December 2001 which reduced expenses.

     For the three months ended July 31, 2002, the Company had a net comprehensive loss of approximately $8,000 compared to a net comprehensive loss of approximately $685,000 for the three months ended July 31, 2001. The decrease in net loss is primarily due to the decrease in operating expenses discussed above.

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

     On July 31, 2002, the Company had cash of approximately
$12,000 and a working capital deficit of approximately
$377,000.

     Cash used in operating activities was approximately $29,000 for the three months ended July 31, 2002 which was primarily the result of a loss of approximately $15,000 and accounts payable of $17,000, partially offset by non-cash charges for depreciation and amortization of $3,000. For the three months ended July 31, 2002, the Company used no cash in investing activities.

     Cash used in operating activities was approximately $447,000 for the three months ended July 31,2001 which was primarily the result of a loss of approximately $685,000 partially offset by non-cash charges totaling approximately $290,000 for depreciation and amortization, and increased by $39,000 for prepaid expenses and $16,000 for accrued expenses. For the three months ended July 31, 2001, the Company also used approximately $16,000 in investing activities for the purchase of property and equipment.

     For the three months ended July 31, 2002, the Company also repaid $72,000 of a note payable to a related party, for which there was comparable item in the three months ended July
31, 2001.

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

               None.

Item 2.        Changes in Securities.

               None.

Item 3.        Defaults Upon Senior Securities.

               None.

Item 4.        Submission of Matters to a Vote of Security-
               Holders.

               None.

Item 5.        Other Information.

               None.

Item 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits.

               99.1 Certification pursuant to U.S.C. Section
               1350, as adopted pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the quarter for which this report is filed:

               None.

                 SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        OTHNET, INC.
                        (Registrant)



Dated: December 9, 2002  By: /s/ Jeffrey Wattenberg
                                 Jeffrey Wattenberg,
                                 President, Chief Executive
                                 Officer and Secretary
                                 (Principal Executive
                                 Officer and Principal
                                 Accounting and Financial
                                 Officer)

               CERTIFICATIONS

I, Jeffrey Wattenberg, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Othnet, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: December 9, 2002        By: /s/ Jeffrey Wattenberg
                                      Jeffrey Wattenberg,
                                      President and Chief
                                      Executive Officer


I, Jeffrey Wattenberg, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Othnet, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 9, 2002        By: /s/ Jeffrey Wattenberg
                                      Jeffrey Wattenberg,
                                      Principal Financial
                                      Officer


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in this Form 10-QSB have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-QSB covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.