Form 10QSB
period 2002-10-31
OTHNET INC
filed 2002-12-23
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, DC  20549


                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

Common, $.001 par value per share: 17,149,279 outstanding as of December 15, 2002

      PART I  -  FINANCIAL INFORMATION



Item 1.        Financial Statements


OTHNET, INC.

Index to Financial Information

Period Ended October 31, 2002



Item                                                Page

Item 1 - Financial Statements

    Unaudited Consolidated Balance Sheet              3

    Unaudited Consolidated Statements of Expenses     4

    Unaudited Statements of Cash Flows                5

    Unaudited Notes to Financial Statements           6


Item 2 -  Management's Discussion and Analysis
          or Plan of Operation                        7


Item 3 -  Controls and Procedures                     10

                          OTHNET, INC.
                   CONSOLIDATED BALANCE SHEET
                     As of October 31, 2002



     ASSETS

Current Assets
 Cash                                               $        742

Property and equipment
 Office furniture and equipment, net of accumulated
    depreciation of $16,143                               14,961
                                                    ------------
      Total Assets                                  $     15,703
                                                    ============


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                   $    266,650
 Accounts payable to related parties                     113,651
                                                    ------------
      Total Current Liabilities                          380,301
                                                    ------------
Stockholders' Deficit
 Preferred stock, $.001 par, 2,000,000 shares authorized,
    None issued and outstanding
 Common stock, $.001 par value, 40,000,000 shares
    authorized, 13,064,279 issued and outstanding         13,064
 Additional paid in capital                           11,831,791
 Accumulated other comprehensive income                   63,283
 Retained deficit                                    (12,272,736)
                                                    ------------
      Total Stockholders' Deficit                    (   364,598)
                                                    ------------
      Total Liabilities and Stockholders' Deficit   $     15,703
                                                    ============

                          OTHNET, INC.
               CONSOLIDATED STATEMENTS OF EXPENSES
 For The Three Months and Six Months Ended October 31, 2002 and
                              2001


                           Three Months                 Six Months
                         Ended October 31,           Ended October 31,
                        2002           2001        2002          2001
                    -----------   -----------  -----------    -----------

Net Sales                          $    2,888                 $     5,684

Operating Expenses
  Depreciation and
     amortization   $    (2,791)     (249,958)  $ ( 5,582)     (  499,916)
  General and
     administrative      (2,820)     (384,947)    ( 7,586)     (  825,120)
                      -----------  ----------- -----------     -----------
 Loss From Operations    (5,611)     (632,017)    (13,168)     (1,319,352)

Other Income
  Foreign exchange gain   7,737
  Other income                            648                       3,095
                      -----------  ----------- -----------     -----------
Net Income (Loss)         2,126      (631,369)    (13,168)     (1,316,257)

Other Comprehensive Loss
Foreign currency
translation adjustment   (7,745)
                     -----------   ----------- -----------    -----------
Net Comprehensive Loss  $(5,619)    $(631,369)   $(13,168)    $(1,316,257)
                     ===========   =========== ===========    ===========

Basic and diluted net
  loss per common share  $(0.00)       $(0.04)     $(0.00)         $(0.08)

Weighted average common
  shares outstanding 13,064,279    16,899,279  13,064,279      16,899,279

                          OTHNET, INC.
                    STATEMENTS OF CASH FLOWS
       For The Six Months Ended October 31, 2002 and 2001

                                               2002         2001
                                          -----------    -----------
Cash Flows From Operating Activities
 Net loss                                 $  ( 13,168)   $(1,316,257)
 Adjustments to reconcile net loss
    to net cash used by operating activities:
   Depreciation and amortization                5,582        580,071
   Changes in:
    Prepaid expenses                                      (   26,134)
    Accounts payable                         ( 25,235)       154,352
    Accrued expenses                                          46,883
                                          -----------    -----------
Net Cash Used By Operating Activities        ( 32,821)    (  561,085)
                                          -----------    -----------
Cash Flows From Investing Activities
 Purchase of office furniture and equipment               (   16,713)

Cash Flows From Financing Activities
 Proceeds from bank loan                                      25,000
 Repayment of note payable to related party  ( 72,000)
                                          -----------     ----------
NET CHANGE IN CASH                           (104,821)    (  552,798)

 Cash balance, beginning                      105,563        559,365
                                          -----------     -----------
 Cash balance, ending                     $       742    $     6,567
                                          ===========     ===========

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

     The Company had no revenues for the three and six months ended October 31, 2002 compared to revenues of approximately
$3,000 and $6,000, respectively, for the three and six months ended October 31, 2001.

     Operating expenses were approximately $6,000 and $13,000, respectively, for the three and six months ended October 31, 2002 and were comprised of depreciation and amortization, and general and administrative. This compares to operating expenses of approximately $635,000 and $1,325,000, respectively, for the three and six months ended October 31, 2001 which were comprised primarily of compensation expense, amortization (relating to the Company's proprietary information database, search engine and license agreement), contract labor, consulting and professional fees. This significant decrease was primarily attributable to the plan approved by the Board of Directors in December 2001 to shut down all nonessential functions of the Company and to reduce all expenses that were not absolutely essential to maintaining the
Company as a reporting entity.   For the three months ended
October 31, 2002, the Company recognized an expense of $3,000 for depreciation and amortization compared to $250,000 for the three months ended October 31, 2001. General and administrative expenses for the three months ended October 31, 2002 decreased to $3,000 from $385,000 for the three months ended October 31, 2001. For the six months ended October 31,
2002, the Company recognized
an expense of $6,000 for depreciation and amortization compared to $500,000 for the six months ended October 31, 2001. General and administrative expenses for the six months ended October 31, 2002 decreased to $8,000 from $825,000 for the six months ended October 31, 2001. Such decreases were primarily a result of the aforesaid plan approved by the Board in December 2001 which reduced expenses.

     For the three and six months ended October 31, 2002, the Company had a net comprehensive loss of approximately $6,000 and $13,000, respectively, compared to a net comprehensive loss of approximately $631,000 and $1,316,000, respectively, for the six months ended October 31, 2001. The decrease in net loss is primarily due to the decrease in operating expenses discussed above.

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

     On October 31, 2002, the Company had cash of approximately $1,000 and a working capital deficit of approximately $380,000.

     Cash used in operating activities was approximately
$33,000 for the six months ended October 31, 2002 which was primarily the result of a loss of approximately $13,000 and accounts payable of $25,000, partially offset by non-cash charges for depreciation and amortization of $6,000. For the six months ended October 31, 2002, the Company used no cash in investing activities.

     Cash used in operating activities was approximately
$561,000 for the six months ended October 31,2001 which was primarily the result of a loss of approximately $1,316,000 partially offset by non-cash charges totaling approximately
$580,000 for depreciation and amortization, accounts payable of $154,000 and increased by $26,000 for prepaid expenses and $46,000 for accrued expenses. For the six months ended

October 31, 2001,
the Company also used approximately $17,000 in investing activities for the purchase of property and equipment.

     For the six months ended October 31, 2002, the Company also repaid $72,000 of a note payable to a related party, for which there was no comparable item in the six months ended October 31, 2001.

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


Item 3.   Controls and Procedures.

     The Company's Chief Executive Officer and Principal
Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, such officer has concluded that the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.

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



                             OTHNET, INC.
                             (Registrant)



Dated: December 23, 2002     By: /s/ Jeffrey Wattenberg
                                Jeffrey Wattenberg,
                                President, Chief Executive
                                Officer and Secretary
                                (Principal Executive Officer
                                and Principal Accounting and
                                Financial Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
     Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicted in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     December 23, 2002   By: /s/ Jeffrey Wattenberg
                                 Jeffrey Wattenberg,
                                 President and Chief Executive
                                 Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
     Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicted in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 23, 2002         By: /s/ Jeffrey Wattenberg
                                Jeffrey Wattenberg,
                                Principal Financial Officer