Form 10QSB
period 2003-01-31
OTHNET INC
filed 2003-03-17
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, DC  20549


                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Common, $.001 par value per share: 17,349,279 outstanding as of January 31, 2003

Item 1.     Financial Statements


OTHNET, INC.

Index to Financial Information

Period Ended January 31, 2003



Item                                           Page

Item 1 - Financial Statements

       Unaudited Consolidated Balance Sheet      3

       Unaudited Consolidated Statements
        of Operations
        and Comprehensive Income (Loss)          4

       Unaudited Statements of Cash Flows        5

        Unaudited Notes to Financial Statements  6


Item 2 -  Management's Discussion and Analysis
          or Plan of Operation                   7



Item 3 -  Controls and Procedures                10

                          OTHNET, INC.
                   CONSOLIDATED BALANCE SHEET
                     As of January 31, 2003



     ASSETS

Current Assets
 Cash                                               $        733

Property and equipment
 Office furniture and equipment, net of accumulated
    depreciation of $18,934                               12,170
                                                    ------------
      Total Assets                                  $     12,903
                                                    ============


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                   $    128,033
 Accounts payable to related parties                     113,651
 Note payable                                             30,500
                                                    ------------
      Total Current Liabilities                          272,184
                                                    ------------
Stockholders' Deficit
 Preferred stock, $.001 par, 2,000,000 shares authorized,
    None issued and outstanding
 Common stock, $.001 par value, 40,000,000 shares
    authorized, 13,264,279 issued and outstanding         13,264
 Additional paid in capital                           11,841,591
 Accumulated other comprehensive income                   63,248
 Retained deficit                                    (12,177,384)
                                                    ------------
      Total Stockholders' Deficit                    (   259,281)
                                                    ------------
      Total Liabilities and Stockholders' Deficit   $     12,903
                                                    ============

                          OTHNET, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For The Three Months and Nine Months Ended January 31, 2003 and 2002


                            Three Months              Nine Months
                         Ended January 31,         Ended January 31,
                           2003      2002           2003       2002
                       ----------- ----------- -----------   -----------

Net Sales                       $        66                  $     5,750

Operating Expenses
  Depreciation and
     amortization   $     2,791     166,634     $  8,373         774,921
  General and
     administrative           9     273,788        7,595         990,537
  Impairment expense                783,755                      783,755
Debt forgiveness        (98,153)                 (98,153)
                    -----------  ----------- -----------      -----------
Income (Loss) From
  Operations             95,353  (1,224,111)      82,185      (2,543,463)

Other income                             56                        3,151
                    -----------  ----------- -----------      -----------
Net Income (Loss)        95,353  (1,224,055)      82,185      (2,540,312)

Other Comprehensive Loss
  Foreign currency
     translation
     adjustment             (36)                     (36)
                    -----------  ----------- -----------      -----------
Net Comprehensive
  Income (Loss)     $    95,317 $(1,224,055)  $   82,149      $(2,540,312)
                    =========== ===========  ===========      ===========

Basic and diluted
   net income
  (loss) per
   common share            $.01      $(0.07)        $.01           $(0.15)

Weighted average common
  shares outstanding 13,064,279  16,949,279   13,064,279       16,915,946

                          OTHNET, INC.
                    STATEMENTS OF CASH FLOWS
       For The Nine Months Ended January 31, 2003 and 2002

                                               2003             2002
                                          -----------       -----------
Cash Flows From Operating Activities
 Net income (loss)                        $    82,185       $(2,540,312)
 Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
   Depreciation and amortization                8,373           774,921
   Impairment expense                                           783,755
   Debt forgiveness                          ( 98,153)
   Changes in:
    Prepaid expenses                                                875
    Accounts payable                         ( 25,199)          232,591
    Accrued expenses                                            140,633
                                          -----------        ----------
Net Cash Used By Operating Activities        ( 32,794)         (607,537)
                                          -----------        -----------
Cash Flows From Investing Activities
 Purchase of office furniture and equipment                  (   16,713)
                                                             -----------
Cash Flows From Financing Activities
 Proceeds from bank loan                                         25,000
 Repayment of note payable to related party                    ( 72,000)
 Proceeds from loans from related parties                        40,001
                                          -----------        -----------
Net Cash Provided By
(Used In) Financing Activities               ( 72,000)           65,001
                                          -----------        -----------
Foreign Currency Adjustment                  (     36)
                                          -----------
NET CHANGE IN CASH                           (104,830)       (  559,249)

 Cash balance, beginning                      105,563           559,365
                                          -----------        -----------
 Cash balance, ending                     $       733       $       116
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


NOTE 2 - FORGIVENESS OF DEBT

On January 31, 2003, Othnet agreed to settle $138,653 of accounts payable owed to a creditor for 200,000 shares of Othnet common stock and an unsecured $30,000 note payable, bearing 10 percent interest, maturing on March 31, 2003. The total value of the common stock and the note payable plus interest is $40,500, resulting in a gain on forgiveness of debt of $98,153.

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

     The Company had no revenues for the three and nine months ended January 31, 2003 compared to revenues of approximately $100 and $6,000, respectively, for the three and nine months ended
January 31, 2002.

     Operating expenses were approximately $3,000 and $16,000, respectively, for the three and nine months ended January 31, 2003 and were comprised of depreciation and amortization, and general and administrative. This compares to operating expenses of approximately $1,224,000 and $2,538,000, respectively, for the three and nine months ended January 31, 2002 which were comprised primarily of depreciation and amortization, general and administrative and an impairment expense. This significant decrease was primarily attributable to the plan approved by the Board of Directors in December 2001 to shut down all nonessential functions of the Company and to reduce all expenses that were not absolutely essential to maintaining the Company as a reporting
entity.   For the three months ended January  31, 2003, the
Company recognized an expense of $3,000 for depreciation and amortization compared to $167,000 for the three months ended January 31, 2002. General and administrative expenses for the three months ended January 31, 2003 decreased to under $10 from $274,000 for the three months ended January 31, 2002. For the nine months ended January 31, 2003, the Company recognized an expense of $8,000 for depreciation and amortization compared to $775,000 for the nine months ended January 31, 2002. General and administrative expenses for the nine months ended January 31, 2003 decreased to $8,000 from $991,000 for the nine months ended January 31, 2002. Such decreases were primarily a result of the aforesaid plan approved by the Board in December 2001 which reduced expenses. An impairment expense of $784,000 was also recognized in the three and nine months ended January 31, 2002 for which there was not a comparable expense in the three and nine months ended January 31, 2003.

     The Company had a net comprehensive income of approximately $95,000 and $82,000 for the three and nine months ended January 31, 2003 compared to a net comprehensive loss of approximately $1,224,000 and $2,540,000 for the three and nine months ended January 31, 2002. The net income achieved in the three and nine months ended January 31, 2003 is primarily due to the recognition in the quarter ended January 31, 2003 of a debt forgiveness of approximately $98,000 along with the substantial decrease in operating expenses discussed above. On January 31, 2003, the Company agreed to settle $138,653 of accounts payable owed to a creditor for 200,000 shares of common stock and an unsecured $30,000 promissory note payable, bearing 10% interest, maturing on March 31, 2003. The total value of the common stock and the note payable plus interest is $40,500, resulting in a gain on forgiveness of debt of $98,153.

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

     On January 31, 2003, the Company had cash of approximately
$1,000 and a working capital deficit of approximately $271,000.

     Cash used in operating activities was $33,000 for the nine months ended January 31, 2003 which was primarily the result of net income of approximately $82,000 and increased by $8,000 for depreciation and amortization offset by debt forgiveness of $98,000 and accounts payable of $25,000. For the nine months ended January 31, 2003, the Company used no cash in investing activities.

     Cash used in operating activities was $608,000 for the nine months ended January 31, 2002 which was primarily the result of a loss of approximately $2,540,000 partially offset by non-cash charges totaling approximately $775,000 for depreciation and amortization, an impairment charge of $784,000, accounts payable of $233,000 and accrued expenses of $141,000. For the nine months ended January 31, 2002, the Company also used approximately $17,000 in investing activities for the purchase of property and equipment.

     For the nine months ended January 31, 2003, the Company also repaid $72,000 of a note payable to a related party, for which there was no comparable item in the nine months ended
January 31, 2002.

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

     The Othnet Technology Assignment is subject to the Company obtaining shareholder approval (the "Shareholder Approval"). In the event Shareholder Approval is not obtained, the Othnet Technology Agreement and the obligations thereunder shall terminate. In addition, pending such approval, all of the foregoing 4,085,000 shares being redeemed are to be held in escrow and will maintain voting rights although PPP has agreed to vote all of the shares in favor of the Othnet Technology Assignment.

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

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          On January 31, 2003, the Company agreed to settle $138,653 of accounts payable owed to a creditor for 200,000 shares of common stock and an unsecured $30,000 promissory note payable, bearing 10% interest, maturing on March 31, 2003. All of such shares issued by the Company were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

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



                           OTHNET, INC.
                           (Registrant)



Dated:    March 14, 2003   By: /s/ Jeffrey Wattenberg
                              Jeffrey Wattenberg,
                              President, Chief Executive
                              Officer and Secretary (Principal
                              Executive Officer and Principal
                              Accounting and Financial Officer)

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


Date:     March 14, 2003      By:  /s/ Jeffrey Wattenberg
                                   Jeffrey Wattenberg,
                                   President and Chief
                                   Executive Officer

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


Date:     March 14, 2003      By:  /s/ Jeffrey Wattenberg
                                  Jeffrey Wattenberg,
                                  Principal Financial Officer