Form 10KSB
period 2003-04-30
OTHNET INC
filed 2003-08-13
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC  20549


                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended APRIL 30, 2003

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

As of July 31, 2003, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (16,439,279) was approximately $3,450,000. The number of shares outstanding of the Common Stock ($.001 par value) of the Issuer as of the close of business on July 31, 2003 was 21,349,279.

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

     As a result of the foregoing, the Company has no current business operations and its principal business purpose at this time is to seek to extinguish much of its outstanding debt and to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will
be a probable change in control of the Company.   It should be
noted that in June 2002 the Company entered into a letter of intent with Kingdom Entertainment Group, LLC ("Kingdom") whereby the members of Kingdom would receive, either through the sale of all of the assets of Kingdom to the Company or through a merger of Kingdom into the Company, shares in the Company. Kingdom is a company involved in the music and entertainment industry. No assurance can be given, however, that a definitive agreement relating thereto will be signed, or that this or any other transaction will in fact be consummated.

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

     PPP is a corporation formed in January 2002 by Christopher J. Pearson and certain other former stockholders of the Company (the "PPP Founders") to effect the transactions contemplated by the PPP Redemption Agreement and the Othnet Technology Assignment. Subsequent to the formation of PPP and prior to May 9, 2002, each of the PPP Founders transferred the shares each of them then owned in the Company to PPP. As a result, PPP became the owner of 4,085,000 shares (the "PPP Shares") of common stock of the Company. Prior to May 9, 2002, Christopher J. Pearson was the Vice President and a director of the Company.

     The Othnet Technology Assignment is subject to the
Company obtaining shareholder approval (the "Shareholder Approval"). Pursuant to a Supplemental Agreement dated June 2, 2003, the parties have agreed to extend the date for obtaining Shareholder Approval to March 31, 2004. In the event Shareholder Approval is not obtained on or before March 31, 2004, then PPP shall be granted a non-exclusive worldwide license in perpetuity (the "License") to use any part of the Othnet Technology or patent application related thereto upon payment to Othnet of a fee of $5,000 and all of the PPP Shares
shall be redeemed and immediately canceled.   Pending
Shareholder Approval or the License, all of the PPP Shares being redeemed are being held in escrow and will maintain voting rights although PPP has agreed to vote all of the shares in favor of the Othnet Technology Assignment.

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

     Contemporaneously with the Initial Closing, on May 9,
2002, the Company and Savage Beast entered into an Agreement for Termination of Alliance and License Agreement (the "Termination Agreement") which terminated the License Agreement. In addition, the Company agreed to pay Savage Beast the $80,000 owed under the License Agreement (the "Termination Amount") as follows: (i) $20,000 as of May 9, 2002, and (ii) nine payments of $6,667 each which will be due each month beginning June 5, 2002 and ending February 4, 2003 (the "Final Payment Date").
The initial payment of $20,000 was paid as of May 9, 2002 but no further payments have been made. As a result, the Company is currently in default of such agreement. In addition, the Termination Agreement provides that Savage Beast shall have no rights to the issuance of additional shares pursuant to the Anti-Dilution Rights unless the Company fails to pay the entire Termination Amount on or before the Final Payment Date.

Search for a Business Opportunity

     The procedures and practices described in the following generalized discussion are intended only to provide a background against which the Company's business and its search for a business opportunity may be evaluated. There can be no assurance that the procedures and practices described in the following generalized discussion have or will apply in any particular instances to the Company's business and its search for a business opportunity, including its proposed transaction with Kingdom. As stated above, in June 2002 the Company entered into a letter of intent with Kingdom Entertainment Group, LLC ("Kingdom") whereby the members of Kingdom would receive, either through the sale of all of the assets of Kingdom to the Company or through a merger of Kingdom into the Company,
shares in the Company.   No assurance can be given, however,
that a definitive agreement relating thereto will be signed, or that this or any other transaction will in fact be consummated.

     The Company has no current business operations and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

     Management anticipates that it may be able to participate in only one potential business venture. The Company may seek a business opportunity in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. In some instances, a business opportunity may involve the acquisition or merger with a company which does not need substantial additional cash but which desires to establish a public trading market for its Common Stock. A company which seeks the Company's participation in attempting to consolidate its operations through a merger, reorganization, asset acquisition, or some other form of combination may desire to do so to avoid what it may deem to be adverse consequences of undertaking a public offering itself. Factors considered may include time delays, significant expense, loss of voting control and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilities or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

     The analysis of new business opportunities has been and will continue to be undertaken by or under the supervision of the Company's President. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history or operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

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

Competition

     In connection with its search for another business opportunity, the Company has been and will remain an insignificant participant among firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors. The Company also expects to face significant competition in the event the Company completes the transaction with Kingdom, which is a company involved in the music and entertainment industry which is a highly competitive industry.

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

                   PART II

Item 5.        Market for Common Equity and Related Stockholder
               Matters.

     The Company's Common Stock is traded in the over-the-counter market and is listed on the OTC Bulletin Board under the symbol "ONET". The following chart sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated. The quotations represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments and may not represent actual transactions.

      Period                             Bid Prices

Fiscal year ended April 30, 2002:     High        Low

May 1, 2001 to July 31, 2001          $4.50       $2.75
Aug. 1, 2001 to Oct. 31, 2001         $2.75       $0.65
Nov. 1, 2001 to Jan. 31, 2002         $1.00       $0.12
Feb. 1, 2002 to April 30, 2002        $0.52       $0.18

Fiscal year ended April 30, 2003:     High        Low

May 1, 2002 to July 31, 2002          $0.52       $0.15
Aug. 1, 2002 to Oct. 31, 2002         $0.16       $0.01
Nov. 1, 2002 to Jan. 31, 2003         $0.05       $0.01
Feb. 1, 2003 to April 30, 2003        $0.20       $0.02


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

     In March 2003, the Company issued to five persons (which included the Company's President) a total of 4,000,000 shares for services rendered.

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

     The Company reported no revenue from operations for the fiscal year ended April 30, 2003 compared to revenue of $6,000 for the fiscal year ended April 30, 2002.

     Operating expenses were approximately $847,000 for the fiscal year ended April 30, 2003 and were comprised of depreciation and amortization, general and administrative and an impairment charge. This compares to operating expenses of approximately $2,891,000 for the fiscal year ended April 30, 2002 which were also comprised of depreciation and amortization, general and administrative and an impairment charge. This decrease in fiscal 2003 compared to fiscal 2002 was primarily attributable to the plan approved by the Board of Directors in December 2001 to shut down all nonessential functions of the Company and to reduce all expenses that were not absolutely essential to maintaining the Company as a reporting entity.
For the year ended April 30, 2003, the Company recognized an expense of $11,000 for depreciation and amortization compared to $921,000 for the year ended April 30, 2002. During the year ended April 30, 2002, general and administrative expenses were $937,000 compared to $827,000 for the year ended April 30, 2003 which included an expense of $760,000 recognized in fiscal 2003 in connection with the grant of 4,000,000 shares to the certain persons in March 2003 for which there was not a comparable expense in fiscal 2002. Despite such recognition of $760,000 in fiscal 2003, general and administrative expenses were still less in fiscal 2003 compared to fiscal 2002 primarily due to the aforesaid plan approved by the Board in December 2001 to shut down all nonessential functions of the Company and to reduce all expenses that were not absolutely essential to maintaining the Company as a reporting entity. In fiscal 2003, the Company also recognized an impairment charge of $9,000 compared to an impairment charge of $1,034,000 taken in fiscal 2002 relating to the Company's proprietary information data base and search engine as well as the license agreement with Savage Beast.

     For the year ended April 30, 2003, the Company had a net comprehensive loss of approximately $848,000 compared to a net comprehensive loss of approximately $2,883,000 for the year ended April 30, 2002. The decrease in net loss is primarily due to the decrease in operating expenses discussed above.

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

     As a result of the foregoing, the Company has no current business operations and its principal business purpose at this time is to seek to extinguish much of its outstanding debt and to locate and consummate a merger or acquisition with a private entity. It should be noted that in June 2002 the Company entered into a letter of intent with Kingdom Entertainment Group, LLC ("Kingdom") whereby the members of Kingdom would receive, either through the sale of all of the assets of Kingdom to the Company or through a merger of Kingdom into the Company, shares in the Company. Kingdom is a company involved in the music and entertainment industry. No assurance can be given, however, that a definitive agreement relating thereto will be signed, or that this or any other transaction will in fact be consummated.

     On April 30, 2003, the Company had cash of approximately
$1,000 and a working capital deficit of approximately $430,000.

     Cash used in operating activities was approximately $33,000 for the year ended April 30, 2003 which was primarily the result of a loss of approximately $848,000 partially offset by a stock compensation expense of $760,000, non-cash charges for depreciation and amortization of $11,000, an impairment of assets charge of $9,000 and accrued expenses of $46,000.

     Cash used in operating activities was approximately
$840,000 for the year ended April 30, 2002 which was primarily the result of a loss of approximately $2,946,000 partially offset by non-cash charges for depreciation and amortization of $921,000, an impairment of assets charge of $1,034,000 and accounts payable of $159,000.

     For the year ended April 30, 2003, the Company also used $72,000 in financing activities for the repayment of a note payable and had no investing activities as compared to $340,000 obtained from financing activities for fiscal 2002 from the sale of common stock and proceeds from promissory notes and $16,000 used in investing activities.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent auditors have issued a "going concern" opinion in their report to our financial statements for the year ended April 30, 2003, citing the deficiency in working capital at April 30, 2003 and the recurring operating losses. Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern. With the assignment of the Othnet Technology in May 2002, the Company's only operating division, the Company has no current operations. As a result, the Company's principal business purpose at this time is to seek to extinguish much of its outstanding debt and to locate and consummate a merger or acquisition with a private entity. There can be no assurance, however, that the Company will be able to acquire any business or business opportunity or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

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

     PPP is a corporation formed in January 2002 by Christopher
J. Pearson and certain other former stockholders of the Company (the "PPP Founders") to effect the transactions contemplated by the PPP Redemption Agreement and the Othnet Technology Assignment. Subsequent to the formation of PPP and prior to May 9, 2002, each of the PPP Founders transferred the shares each of them then owned in the Company to PPP. As a result, PPP became the owner of 4,085,000 shares (the "PPP Shares") of common stock of the Company. Prior to May 9, 2002, Christopher J. Pearson was the Vice President and a director of the Company.

     The Othnet Technology Assignment is subject to the Company obtaining shareholder approval (the "Shareholder Approval"). Pursuant to a Supplemental Agreement dated June 2, 2003, the parties have agreed to extend the date for obtaining Shareholder Approval to March 31, 2004. In the event Shareholder Approval is not obtained on or before March 31, 2004, then PPP shall be granted a non-exclusive worldwide license in perpetuity (the "License") to use any part of the Othnet Technology or patent application related thereto upon payment to Othnet of a fee of $5,000 and all of the
PPP Shares shall be redeemed and immediately canceled.   Pending
Shareholder Approval or the License, all of the PPP Shares being redeemed are being held in escrow and will maintain voting rights although PPP has agreed to vote all of the shares in favor of the Othnet Technology Assignment.

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

     LACK OF PROFITABILITY; CONTINUING LOSSES; AND DOUBTFUL
ABILITY TO CONTINUE AS A GOING CONCERN. The Company has incurred net comprehensive losses of approximately $848,000 and $2,883,000 in fiscal 2003 and 2002, respectively. As a result of the Company's recurring losses and deficiency in working capital, the Company's independent auditor's report, dated August 4, 2003, for the year ended April 30, 2003, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern. With the assignment of the Othnet Technology in May 2002, the Company's only operating division, the Company has no current operations. There can be no assurance, however, that the Company will be able to acquire any business or business opportunity or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

     COMPETITION. In connection with its search for another business opportunity, the Company has been and will remain an insignificant participant among firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors. The Company also expects to face significant competition in the event the Company completes the transaction with Kingdom, which is a company involved in the music and entertainment industry which is a highly competitive industry.

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

     RESTRICTIONS ON TRANSFERABILITY; LIMITED TRADING MARKET.
Only a limited trading market for the Common Stock currently exists. The market price of the Common Stock, which currently is listed on the OTC Bulletin Board under the symbol ONET, has and may in the future be highly volatile. In addition, the Company believes that relatively few market makers make a market in the Company's Common Stock. The actions of any of these market makers could substantially impact the volatility of the Company's Common Stock.


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

                         Present Position           Has Served as
Name                Age  and Offices                Director Since

Jeffrey Wattenberg  48   President, Chief Executive    2002
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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during or with respect to the fiscal year ended April 30, 2003, except that Jeffrey Wattenberg filed two reports late relating to his initial report of ownership and one subsequent transaction.

Item 10.  Executive Compensation.

     The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended April 30, 2003, April 30, 2002 and April 30, 2001, of those persons who were, at April 30, 2003 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                    Summary Compensation Table

                         Annual
                         Compensation


Name and Principal       Fiscal
Position                 Year      Salary         Bonus

Jeffrey Wattenberg(1)    2003      $0             $0
President and Chief      2002      $0             $0
Executive Officer        2001      $0             $0


                    Summary Compensation Table

                    Long-Term
                    Compensation

                                    Restricted     Shares
Name and Principal         Fiscal   Stock          Underlying
Position                   Year     Awards         Options

Jeffrey Wattenberg(1)      2003     825,000(2)       -0-
President and Chief        2002        -0-           -0-
Executive Officer          2001        -0-           -0-

_______________________

(1) Mr. Wattenberg became President and Chief Executive Officer in May 2002. Prior thereto, he was not employed by and held no positions with the Company.

(2) On March 19, 2003, Mr. Wattenberg was granted 825,000 restricted shares of the Company's Common Stock. The value of the shares as of the date of grant equaled $156,750 and the value as of April 30, 2003 equaled $24,750 based on the average of the bid and asked prices on such dates.

Compensation of Directors

     At the current time, no director receives any compensation for his services as such. However, in the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on the Company's behalf.


Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth, as of July 31, 2003, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the "named executive officers"), and (iv) all officers and directors of the Company as a group:


                                      Amount and Nature of  Percent
Name                                  Beneficial Ownership  of Class(1)

People to People Publishing, Inc.     4,085,000(2)          19.1%
Jeffrey Wattenberg                      825,000(3)           3.9%
All Officers and Directors
Directors as a Group                    825,000              3.9%
_____________________________

(1) Based upon 21,349,279 shares of Common Stock outstanding as of July 31, 2003, which includes the shares owned by People to People Publishing, Inc. If such shares were not included (see footnote (2) below), there would be 17,264,279 shares of Common Stock outstanding.

(2) Such shares are presently being held in escrow and will be redeemed upon Shareholder Approval of the Othnet Technology
     Assignment.  (See Part I, Item 1, "Redemption of Shares and
     Assignment of the Othnet Technology").

     (3) Consists of 825,000 shares held by Mr. Wattenberg. His address is 1187 Coast Village Road, Suite 319, Santa Barbara, California.


Item 12.  Certain Relationships and Related Transactions.

     In March 2003, Jeffrey Wattenberg, President, Chief Executive Officer, Secretary and a Director of the Company, was granted 825,000 restricted shares of Common Stock for services rendered.

     In the fourth quarter of fiscal 2003, the Company agreed to pay Mr. Wattenberg a salary of $5,000 per month on a month to month basis. Salary of $15,000 was accrued as of April 30, 2003.

     During fiscal 2003, the Company repaid a note payable to Mr.
Wattenberg of $72,000 for funds loaned to the Company prior to May 2002.


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

         99.5  Certification pursuant to U.S.C. Section 1350, as
               adopted pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002
          ___________________

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

     (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

          None.


Item 14.  Controls and Procedures.

     The Company's Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report. Based on such evaluation, such officer has concluded that the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.

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


                            Dated:    August 13, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                       Title                        Date



/s/ Jeffrey Wattenberg        President, Chief Executive    8/13/03
Jeffrey Wattenberg            Officer, Secretary and
                              Director  (Principal Executive
                              Officer and Principal
                              Accounting and Financial
                              Officer)

                 CERTIFICATIONS

I, Jeffrey Wattenberg, certify that:

1. I have reviewed this annual report on Form 10-KSB of Othnet, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 13, 2003         /s/ Jeffrey Wattenberg
                             Jeffrey Wattenberg,
                             President  and Chief Executive Officer

I, Jeffrey Wattenberg, certify that:

1. I have reviewed this annual report on Form 10-KSB of Othnet, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 13, 2003         /s/ Jeffrey Wattenberg
                             Jeffrey Wattenberg,
                             Principal Financial Officer

                   INDEPENDENT AUDITORS REPORT


To the Board of Directors
   Othnet, Inc.
   Santa Barbara, California

We have audited the accompanying consolidated balance sheet of Othnet, Inc. as of April 30, 2003 and the related consolidated statements of expenses, stockholders deficit, and cash flows for the two years ended then ended. These financial statements are the responsibility of Othnet's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Othnet, Inc., as of April 30, 2003, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Othnet will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the deficiency in working capital at April 30, 2003 and the recurring operating losses raise substantial doubt about Othnet's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties


MALONE & BAILEY, PLLC
Houston, Texas
www.malone-bailey.com

August 4, 2003

                         OTHNET, INC.
                   CONSOLIDATED BALANCE SHEET
                         April 30, 2003



     ASSETS

Current Assets
 Cash                                               $        733
                                                    ------------
      Total Assets                                  $        733
                                                    ============


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                   $    240,874
 Accounts payable to related parties                     113,651
 Accrued expenses                                         45,750
 Note payable                                             30,000
                                                    ------------
      Total Current Liabilities                          430,275
                                                    ------------
Stockholders' Deficit
 Preferred stock, $.001 par, 2,000,000 shares authorized
 Common stock, $.001 par value, 40,000,000 shares
    authorized, 17,264,279 issued and outstanding         17,264
 Additional paid in capital                           12,597,591
 Accumulated other comprehensive income                   63,160
 Retained deficit                                    (13,107,557)
                                                    ------------
      Total Stockholders' Deficit                    (   429,542)
                                                    ------------
      Total Liabilities and Stockholders' Deficit   $        733
                                                    ============


See accompanying summary of accounting policies and notes to financial statements.

                          OTHNET, INC.
               CONSOLIDATED STATEMENTS OF EXPENSES
               Years Ended April 30, 2003 and 2002

CAPTION>

                                                         2003            2002
                                                     -----------      -----------
Net Sales                                                           $     5,750

Operating Expenses
  Depreciation & amortization                        $    11,165        920,584
  General and administrative                             826,692        936,778
  Impairment of assets                                     9,379      1,033,755
                                                      -----------    -----------
 Loss From Operations                                   (847,236)    (2,885,367)

Other Income (Expense)
  Interest income                                                         3,406
  Interest expense                                      (    750)    (      323)
  Foreign exchange loss                                              (   63,577)
                                                      -----------    -----------
Net Loss                                                (847,986)    (2,945,861)

Other Comprehensive Income (Loss)
  Foreign currency translation adjustment               (    123)         63,283
                                                      -----------    -----------
Net Comprehensive Loss                               $  (848,109)    $(2,882,578)
                                                      ===========    ===========


Basic and diluted net loss per common share               $(0.06)         $(0.17)

Weighted average common shares outstanding            13,614,279      16,924,279



See accompanying summary of accounting policies and notes to financial statements.





                          OTHNET, INC.
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
               Years Ended April 30, 2003 and 2002


                                                                    Additional
                                            Common Stock            Paid in
                                     Shares                $        Capital
                                    ----------           -------    -----------
Balances, April 30, 2001            16,899,279          $16,899     $11,969,280

Shares issued
- for investment in Savage Beast        50,000               50         249,950
- in private placement for $.50        600,000              600         299,400

Shares redeemed for cash and
 intangible assets                  (4,085,000)          (4,085)       (687,239)

Shares redeemed from former officer (  400,000)          (  400)            400

Foreign currency translation
 adjustment

Net loss
                                    ----------           -------     -----------
Balances, April 30, 2002            13,064,279           13,064      11,831,791

Shares issued
- for services                       4,000,000            4,000         756,000
- for debt                             200,000              200           9,800

Foreign currency translation
 adjustment

Net loss
                                    ----------           -------     -----------
Balances, April 30, 2003            17,264,279          $17,264     $12,597,591
                                    ==========           ======      ===========

See accompanying summary of accounting policies and notes to financial statements.



                          OTHNET, INC.
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
               Years Ended April 30, 2003 and 2002



                                       Accumulated
                                          Other
                                      Comprehensive   Retained
                                           Loss       Deficit         Totals
                                       ----------   ------------    -----------

Balances, April 30, 2001                           $( 9,313,710)    $ 2,672,469

Shares issued
- for investment in Savage Beast                                        250,000
- in private placement for $.50                                         300,000

Shares redeemed for cash and
 intangible assets                                                    ( 691,324)

Shares redeemed from former officer

Foreign currency translation
 adjustment                               $63,283                        63,283

Net loss                                            ( 2,945,861)     (2,945,861)
                                          -------   ------------    -----------
Balances, April 30, 2002                   63,283   (12,259,571)     (  351,433)

Shares issued
- for services                                                          760,000
- for debt                                                               10,000

Foreign currency translation
 adjustment                                  (123)                   (      123)

Net loss                                            (   847,986)     (  847,986)
                                          -------   ------------     -----------
Balances, April 30, 2003                  $63,160  $(13,107,557)     $( 429,542)
                                          =======  ============      ===========


See accompanying summary of accounting policies and notes to financial statements.








                          OTHNET, INC.
                    STATEMENTS OF CASH FLOWS
               Years Ended April 30, 2003 and 2002

                                                  2003                 2002
                                               -----------         -----------
Cash Flows From Operating Activities
 Net loss                                     $  (847,986)         $(2,945,861)
 Adjustments to reconcile net loss
    to net cash used in operating activities:
   Stock compensation expense                     760,000
   Depreciation and amortization                   11,165              920,584
   Impairment of assets                             9,379            1,033,755
   Changes in:
    Prepaid expenses                                                       875
    Accounts payable                             (  4,348)             159,454
    Accounts payable to related parties          (  6,667)
    Accrued expenses                               45,750           (    8,679)
                                               -----------           -----------
Net Cash Used In Operating Activities            ( 32,707)          (  839,872)
                                               -----------           -----------
Cash Flows From Investing Activities
 Purchase of office furniture and equipment                         (   16,713)
                                                                     -----------
Cash Flows From Financing Activities
 Net proceeds from sale of common stock                                300,000
 Proceeds from note payable to related party                            72,000
 Repayment of note payable to related party      ( 72,000)
 Proceeds from note payable                                             25,000
 Repayment of note payable                                          (   25,000)
 Redemption of common stock                                         (   32,500)
                                               -----------           -----------
Net Cash Provided By Financing Activities        ( 72,000)             339,500
                                               -----------           -----------
Effect of exchange rate changes on cash          (    123)              63,283
                                               -----------           -----------
NET CHANGE IN CASH                               (104,830)          (  453,802)
 Cash balance, beginning                          105,563              559,365
                                               -----------           -----------
 Cash balance, ending                         $       733           $  105,563
                                               ===========           ===========

Supplemental Disclosures:
 Income taxes paid                            $         0           $        0
 Interest paid                                                             323

Non Cash Activities:
 Issuance of 200,000 common shares
   for accounts payable                       $    10,000
 Issuance of note payable
   for accounts payable                            30,000
 Issuance of 50,000 common shares
   for investment in Savage Beast                                   $  250,000
 Transfer of vehicle as settlement                                      26,783
 Exchange of intangible assets for redemption
   of common stock                                                     658,824


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

Principles of Consolidation. The consolidated financial statements include the accounts of Othnet and its two Canadian subsidiaries. There was no material activity in these subsidiaries in fiscal year 2003 or 2002. All significant intercompany accounts have been eliminated.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents. For purposes of the statements of cash flows, Othnet considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Depreciation was provided on the property and equipment used by Othnet using the straight line method over an estimated useful life of two to seven years. As of April 30, 2003, all property and equipment was fully impaired.

Impairment of Long-Lived Assets. Othnet reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Othnet assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. Impairment expense of $9,379 and $1,033,755 was recorded in fiscal 2003 and 2002, respectively.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Revenue recognition. Revenue in fiscal 2002 consisted of advertising revenue and was recognized as earned on a monthly basis per the contracts. There was no revenue during fiscal
2003.

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


NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that Othnet will continue as a going concern. Othnet incurred comprehensive losses of $848,109 and $2,882,578 in fiscal year 2003 and 2002 respectively, and had a working capital deficit as of April 30, 2003. Accordingly, these conditions create an uncertainty as to Othnet's ability to continue as a going concern. Management is seeking merger opportunities. The financial statements do not include any adjustments that might be necessary if Othnet is unable to continue as a going concern.


NOTE 3 - PROPERTY AND EQUIPMENT

Remaining property and equipment at April 30, 2003 was determined to be fully impaired. An impairment expense of $9,379 was recorded for the year ended April 30, 2003. As of April 30, 2002 Othnet transferred its only vehicle to an officer as part of a separation agreement. The net book value of the vehicle at the time of transfer was $26,783.


NOTE 4 - ACCOUNTS PAYABLE TO RELATED PARTIES

As of April 30, 2003, Othnet owed $113,651 to certain former directors, officers, and shareholders.


NOTE 5 - EMPLOYMENT AGREEMENT

In the fourth quarter of fiscal 2003, Othnet agreed to pay the president a salary of $5,000 per month on a month to month basis.
$15,000 in salary was accrued as of April 30, 2003.


NOTE 6 - NOTE PAYABLE

On January 31, 2003, Othnet agreed to settle $138,653 of accounts payable owed to a creditor for 200,000 shares of Othnet common stock and an unsecured $30,000 note payable, bearing 10 percent interest, maturing on March 31, 2003. The note is currently past due and in default.


NOTE 7 - COMMON STOCK

In April 2002, Othnet sold 600,000 shares of common stock for $.50 per share for total proceeds of $300,000.

In exchange for Othnet's intellectual property, $32,500 in cash, and Othnet's vehicle, Othnet redeemed 4,485,000 shares of Othnet common stock as of April 30, 2002.

In fiscal year 2003, Othnet issued 200,000 shares valued at $10,000 for accounts payable. See note 5 for details.

In fiscal year 2003, Othnet issued 4,000,000 shares to an officer and five third parties for services valued at $760,000.


NOTE 8 - INCOME TAXES

          Deferred tax assets                $ 1,108,000
          Less: valuation allowance           (1,108,000)
                                             -----------
          Net deferred taxes                 $         0
                                             ===========

Othnet has a net operating loss carryforward of approximately
$3,250,000 as of April 30, 2003 respectively, which expires between 2004 and 2023.


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

There were no options granted in fiscal year 2002 or 2003 under the Plan.

The following summarizes the activity for options issued:

                                                Wtd. Avg.
                                                 Exercise
                                      Shares      Price
                                   ----------    ------
      Outstanding at April 30, 2001  2,085,000   $ 3.00

          Year ended April 30, 2002
           Expired or voided        (2,085,000)   (3.00)
                                   ----------    ------
                                            0    $ 0.00
                                   ==========    ======

There were no options outstanding as of April 30, 2003.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Beginning May 2002, Othnet maintained its offices on a temporary basis in the home of its President, pursuant to an oral agreement on a rent-free, month-to-month basis. Until May 2002, Othnet rented office space in St. Paul, Minnesota under an operating lease that terminates on July 31, 2006. Costs incurred under operating leases are recorded as rent expense. Total cash rent expense was approximately $6,563 for the year ended April 30, 2002. $30,000 was accrued for rent in the year ended April 30, 2003. Othnet has vacated the space and is currently negotiating with the landlord on a settlement for early termination of this lease.

Future minimum lease payments under the office lease at April 30, 2003 are as follows:

          Year ending April 30:
           2004                                 $46,920
           2005                                  46,920
           2006                                  46,920