Form 10QSB
period 2003-07-31
OTHNET INC
filed 2003-09-15
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 2003

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

                   Yes  [X]         No  [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

 Common, $.001 par value per share: 21,349,279 outstanding as of
                         August 31, 2003




              PART I  -  FINANCIAL INFORMATION


Item 1.     Financial Statements


                        OTHNET, INC.

               Index to Financial Information

                 Period Ended July 31, 2003



          Item                                    Page

Item 1 -    Financial Statements


Unaudited Consolidated Balance Sheet                3


Unaudited Consolidated Statements of Expenses       4

Unaudited Statements of Cash Flows                  5

Unaudited Notes to Financial Statements             6


Item 2 -    Management's Discussion and Analysis
            or Plan of Operation                    7


Item 3 -    Controls and Procedures                 9



                          OTHNET, INC.
                   CONSOLIDATED BALANCE SHEET
                          July 31, 2003


     ASSETS
Current Assets
 Cash                                               $        733
                                                    ------------
      Total Assets                                  $        733
                                                    ============


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                   $    253,124
 Accounts payable to related parties                     113,651
 Accrued expenses                                         69,000
 Note payable                                             30,000
                                                    ------------
      Total Current Liabilities                          465,775
                                                    ------------
Stockholders' Deficit
 Preferred stock, $.001 par, 2,000,000 shares authorized
 Common stock, $.001 par value, 40,000,000 shares
    authorized, 17,264,279 issued and outstanding         17,264
 Additional paid in capital                           12,597,591
 Accumulated other comprehensive income                   63,118
 Retained deficit                                    (13,143,015)
                                                    ------------
      Total Stockholders' Deficit                    (   465,042)
                                                    ------------
      Total Liabilities and Stockholders' Deficit   $        733
                                                    ============





                          OTHNET, INC.
               CONSOLIDATED STATEMENTS OF EXPENSES
            Three Months Ended July 31, 2003 and 2002


                                                          2003          2002
                                                     -----------      -----------

Operating Expenses
  Depreciation & amortization                        $         -      $     2,791
  General and administrative                             (35,458)           4,766
                                                     -----------      -----------
Net Loss                                                 (35,458)     (     7,557)

Other Comprehensive Income (Loss)
  Foreign currency translation adjustment                (    42)               8
                                                     -----------      -----------
Net Comprehensive Loss                               $   (35,500)     $    (7,549)
                                                     ===========      ===========


Basic and diluted net loss per common share               $(0.00)     $     (0.00)

Weighted average common shares outstanding            17,264,279       13,064,279



                          OTHNET, INC.
                    STATEMENTS OF CASH FLOWS
            Three Months Ended July 31, 2003 and 2002



                                              2003               2002
                                          -----------         -----------

Cash Flows From Operating Activities
 Net loss                                 $   (35,458)     $     (7,557)
 Adjustments to reconcile net loss
    to net cash used in operating
    activities:
   Depreciation and amortization                    -             2,791
   Changes in:
    Accounts payable                           12,250           (16,871)
    Accrued expenses                           23,250                -
                                          -----------         -----------
Net Cash Used In Operating Activities              42           (21,637)
                                          -----------         -----------

Cash Flows From Financing Activities
 Repayment of note payable to related party        -            (72,000)
                                          -----------         -----------
Effect of exchange rate changes on cash           (42)                8
                                          -----------         -----------
NET CHANGE IN CASH                                  -           (93,629)
 Cash balance, beginning                          733           105,563
                                          -----------         -----------
 Cash balance, ending                     $       733         $  11,934
                                          ===========         ===========


                          OTHNET, INC.
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Othnet, Inc. ("Othnet") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Othnet's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003, as reported in the 10-KSB, have been omitted.


Item 2.     Management's Discussion and Analysis or Plan of
       Operation.

     The following discussion of the Company's financial condition and results of operations is based on the Company's
Financial Statements and the related notes thereto.

Forward-Looking Statements

     This Form 10-QSB contains certain forward-looking statements and information that reflect the Company's expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this Form 10-QSB, the words "anticipate", "believe", "estimate", "plan," "intend" and "expect" and similar expressions, as they relate to Othnet, Inc. for its management, are intended to identify such forward-looking statements. These forward looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed under the caption "Other Factors Affecting Our Operating Results" in Part II, Item 6, "Management's Discussion and Analysis or Plan of Operation" of the Company's Annual Report on Form 10-KSB for the year ended April 30, 2003. Except as required by the Federal Securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or for any other reason.

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

      The Company reported no revenue from operations for the three months ended July 31, 2003 and July 31, 2002.

      There were operating expenses for the three months ended July 31, 2003 of approximately $35,000 compared to operating expenses of approximately $8,000 for the three months ended July 31, 2002. Operating expenses for the three months ended July 31, 2003 were comprised of general and administrative expenses primarily due to the salary amount accrued for the Company's
President  and  professional fees.  Operating  expenses  for  the three months ended July 31, 2002 were comprised of the recognition of depreciation and amortization expense of approximately $3,000 and general and administrative expenses of approximately $5,000. The Company had a net comprehensive loss of approximately $36,000 for the three months ended July 31, 2003 compared to a net comprehensive loss of approximately $8,000 for the three months ended July 31, 2002. The change in net loss is primarily due to the changes in operating expenses discussed above.

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

      On  July  31,  2003, the Company had cash of  approximately
$1,000 and a working capital deficit of approximately $465,000.

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


Item 3.   Controls and Procedures.

     The Company's Chief Executive Officer and Principal Financial Officer has reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officer believes that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                  PART II  -  OTHER INFORMATION

Item 1.     Legal Proceedings.

          None.

Item 2.     Changes in Securities.

          None.

Item 3.     Defaults Upon Senior Securities.

          None.

Item 4.     Submission of Matters to a Vote of Security-Holders.

          None.

Item 5.     Other Information.

          None.

Item 6.     Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
          31.2 Certification of Principal Financial Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the quarter for which this report is filed:

          None.

                         SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   OTHNET, INC.
                                   (Registrant)



Dated: September 15, 2003       By: /s/ Jeffrey Wattenberg
                                   Jeffrey Wattenberg,
                                   President, Chief Executive
                                   Officer and Secretary
                                   (Principal Executive Officer and
                                   Principal Accounting and
                                   Financial Officer)