Form 10QSB
period 2003-10-31
OTHNET INC
filed 2003-12-22
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, DC  20549

                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended October 31, 2003

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

Common, $.001 par value per share: 21,349,279 outstanding as of November
30, 2003



        PART I  -  FINANCIAL INFORMATION


Item 1.        Financial Statements


                  OTHNET, INC.

         Index to Financial Information

          Period Ended October 31, 2003



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




                          OTHNET, INC.
                   CONSOLIDATED BALANCE SHEET
                        October 31, 2003


ASSETS


Current Assets
 Cash                                                         $        703
                                                              ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                             $    259,821
 Accounts payable to related parties                               119,076
 Accrued expenses                                                   92,250
 Notes payable                                                      30,000
                                                              ------------
      Total Current Liabilities                                    501,147
                                                              ------------
Stockholders' Deficit
 Preferred stock, $.001 par, 2,000,000 shares authorized,
    none issued and outstanding
 Common stock, $.001 par value, 40,000,000 shares
    authorized, 17,264,279 issued and outstanding                   17,264
 Additional paid in capital                                     12,597,591
 Accumulated other comprehensive income                             63,011
 Retained deficit                                              (13,178,310)

                                                              ------------


      Total Stockholders' Deficit                              (   500,444)
                                                              ------------
 Total Liabilities and Stockholders' Deficit                  $        703

                                                              ============


                    OTHNET, INC.
              CONSOLIDATED STATEMENTS OF EXPENSES
  Three Months and Six Months Ended October 31, 2003 and 2002



                                          Three Months                                       Six Months
                                        Ended October 31,                                 Ended October 31,
                                  2003                 2002                         2003                     2002
                              -----------           -----------                -----------               -----------
Operating Expenses
  Depreciation and
     amortization             $         -           $     2,791                $         -               $     5,582
General and
     administrative                35,297                 2,820                     70,755                     7,586
                              -----------           -----------                 -----------               -----------
Net Loss                          (35,297)               (5,611)                   (70,755)                  (13,168)

Other Comprehensive Loss
  Foreign currency
     translation adjustment       (   107)               (    8)                   (   149)                        -
                              -----------           -----------                 -----------               -----------
Net Comprehensive Loss        $   (35,404)          $    (5,619)                $  (70,904)              $   (13,168)
                              ===========           ===========                 ===========               ===========

Basic and diluted net
  loss per common share            $(0.00)          $     (0.00)                $    (0.00)                   $(0.00)

Weighted average common
  shares outstanding           17,264,279            13,064,279                 17,264,279                13,064,279


                          OTHNET, INC.
                    STATEMENTS OF CASH FLOWS
           Six Months Ended October 31, 2003 and 2002


                                                                   2003                        2002
                                                               -----------               -----------



Cash Flows From Operating Activities
 Net loss                                                      $   (70,755)              $   (13,168)

 Adjustments to reconcile net loss
    to net cash used by operating activities:
   Depreciation and amortization                                         -                     5,582
   Changes in:
    Accounts payable                                                18,950                   (25,235)
    Accrued expenses                                                46,500                         -
                                                               -----------                -----------
Net Cash Used In Operating Activities                              ( 5,305)                (  32,821)

                                                               -----------                -----------
Cash Flows From Financing Activities
 Advances from related parties                                       5,425                         -
 Repayment of note payable to related party                              -                   (72,000)

                                                               -----------                -----------
Effect of exchange rate on cash                                    (   150)                        -
                                                               -----------                -----------
NET CHANGE IN CASH                                                 (    30)                 (104,821)


 Cash balance, beginning                                               733                   105,563
                                                               -----------                -----------
 Cash balance, ending                                          $       703                $      742
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

Results of Operations

     The Company reported no revenue from operations for the three and six months ended October 31, 2003 and October 31, 2002.

     There were operating expenses for the three and six months ended October 31, 2003 of approximately $35,000 and $71,000, respectively, compared to operating expenses of approximately $6,000 and $13,000, respectively, for the three and six months ended October 31, 2002. Operating expenses for the three and six months ended October 31, 2003 were comprised of general and administrative expenses primarily due to the salary amount accrued for the Company's President and professional fees. Operating expenses for the three and six months ended October 31, 2002 were comprised of the recognition of depreciation and amortization expense of approximately $3,000 and $6,000, respectively, and general and administrative expenses of approximately $3,000 and $8,000, respectively. The Company had a net comprehensive loss of approximately $35,000 and $71,000 for the three and six months ended October 31, 2003 compared to a net comprehensive loss of approximately $6,000 and $13,000 for the three and six months ended October 31, 2002. The change in net loss is primarily due to the changes in operating expenses discussed above.


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

     As a result of the foregoing, the Company has no current business operations and its principal business purpose at this time is to seek to extinguish much of its outstanding debt and to locate and consummate a
merger or acquisition with a private entity.   In fiscal 2003, the Company
entered into a letter of intent with Kingdom Entertainment Group, LLC ("Kingdom") to merge with or acquire Kingdom which letter of intent was
terminated in September 2003.   Subsequent to the recently completed
fiscal quarter, and on December 5, 2003, the Company entered into a letter of intent with Pro Sports & Entertainment, Inc., a California corporation ("Pro Sports"), to acquire all of the outstanding capital stock of Pro Sports in exchange for which the shareholders of Pro Sports will receive shares of capital stock of the Company. The transaction is subject to the parties entering into a definitive agreement and various other conditions, including the raising of certain financing. No assurance can be given that a definitive agreement relating thereto will be signed, that such financing can be obtained or that such transaction will in fact be consummated.

     On October 31, 2003, the Company had cash of approximately $1,000 and a working capital deficit of approximately $500,000.

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

     Redemption of Shares and Assignment of the Othnet Technology


     As mentioned above, during the quarter ended January 31, 2002, the Board of Directors of the Company approved a plan to shut down all nonessential functions of the Company and to reduce all expenses that were not absolutely essential to maintaining the Company as a reporting entity until the Company is able to obtain some type of cash infusion.
Additionally, the Company began pursuing the sale or license of its technology. In carrying out this plan, the Company entered into agreements and effected the transactions described below.

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

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders.

          None.

Item 5.   Other Information.

On December 5, 2003, the Company entered into a letter of intent with Pro Sports & Entertainment, Inc., a California corporation ("Pro Sports"), to acquire all of the outstanding capital stock of Pro Sports in exchange for which the shareholders of Pro Sports will receive shares of capital stock of the Company. The transaction is subject to the parties entering into a definitive agreement and various other conditions, including the raising of certain financing. No assurance can be given that a definitive agreement relating thereto will be signed, that such financing can be obtained or that such transaction will in fact be consummated.

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

          (b)  Reports on Form 8-K.

Listed below are reports on Form 8-K filed during the quarter for which this report is filed:

Form 8-K (Date of Report: September 29, 2003); Items reported   Item 5
(notice of termination of letter of intent); no financial statements filed.


                         SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  OTHNET, INC.
                                  (Registrant)



Dated: December 22, 2003          By: /s/ Jeffrey Wattenberg
                                  Jeffrey Wattenberg,
                                  President, Chief Executive Officer and
                                  Secretary (Principal Executive Officer
                                  and Principal Accounting and Financial
                                  Officer)