Form 10QSB
period 2004-01-31
OTHNET INC
filed 2004-03-15
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, DC  20549

                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Common, $.001 par value per share: 21,449,279 outstanding as of February 29, 2004

PART I  -  FINANCIAL INFORMATION


Item 1.    Financial Statements


                 OTHNET, INC.

        Index to Financial Information

         Period Ended January 31, 2004



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

                         OTHNET, INC.
                   CONSOLIDATED BALANCE SHEET
                        January 31, 2004



ASSETS


Current Assets
 Cash                                                         $     64,791
                                                              ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                             $    257,258
 Accounts payable to related parties                               120,326
 Accrued expenses                                                   95,500
 Notes payable, net of $29,117 of unamortized interest             100,883
                                                              ------------
      Total Current Liabilities                                    573,967
                                                              ------------
Stockholders' Deficit
 Preferred stock, $.001 par, 2,000,000 shares authorized,
    none issued and outstanding
 Common stock, $.001 par value, 40,000,000 shares
    authorized, 17,364,279 issued and outstanding                   17,364
 Additional paid in capital                                     12,630,248
 Accumulated other comprehensive income                             63,029
 Retained deficit                                              (13,219,817)
                                                               ------------


      Total Stockholders' Deficit                              (   509,176)
                                                               ------------
 Total Liabilities and Stockholders' Deficit                  $     64,791
                                                               ============


                          OTHNET, INC.
              CONSOLIDATED STATEMENTS OF EXPENSES
  Three Months and Nine Months Ended January 31, 2004 and 2003



                                          Three Months                                       Nine Months
                                        Ended January 31,                                  Ended January 31,
                                    2004                  2003                            2004                 2003
                              -----------           -----------                     -----------           -----------


Operating Expenses
  Depreciation and
     amortization             $         -           $     2,791                     $         -           $    8,373

  General and
     administrative                41,507                     9                         112,263                7,595
Debt Forgiveness                        -               (98,153)                              -              (98,153)
                              -----------           -----------                     -----------           ----------
Net Income (Loss)                 (41,507)               95,353                        (112,263)              82,185


Other Comprehensive Loss
  Foreign currency
     translation adjustment            18               (    36)                       (    131)             (    36)
                              -----------           -----------                     -----------           -----------
Net Comprehensive Income
  (Loss)                      $   (41,489)          $    95,317                     $  (112,394)          $   82,149

                              ===========           ===========                     ===========           ===========

Basic and diluted net
  loss per common share            $(0.00)                $0.01                          $(0.01)               $0.01



Weighted average common
  shares outstanding           17,297,613            13,064,279                      17,275,390           13,064,279



                          OTHNET, INC.
                    STATEMENTS OF CASH FLOWS
          Nine Months Ended January 31, 2004 and 2003

                                                                    2004                  2003
                                                               -----------           -----------
Cash Flows From Operating Activities
 Net loss                                                      $  (112,263)          $   82,185

 Adjustments to reconcile net loss
    to net cash used in operating activities:
   Depreciation and Amortization                                                          8,373
   Debt Forgiveness                                                                   (  98,153)
   Changes in:
    Accounts payable                                                16,387            (  25,199)
    Accrued expenses                                                49,750
    Accretion of interest                                            3,640
                                                               -----------            -----------
Net Cash Provided By Operating Activities                         ( 42,486)           (  32,794)

                                                               -----------            -----------
Cash Flows From Financing Activities
 Repayment of note payable to related party                                           (  72,000)
 Advances from related parties                                       6,675
 Proceeds from Note Payable                                         67,243
 Stock issued with Note Payable                                     18,000

 Warrants issued with Note Payable                                  14,757


                                                               -----------             -----------
Net Cash Used in Financing Activities                              106,675             (  72,000)
                                                               -----------             -----------

Effect of exchange rate on cash                                   (    131)                  (36)
                                                               -----------             -----------
NET CHANGE IN CASH                                                  64,058             ( 104,830)


 Cash balance, beginning                                               733               105,563
                                                               -----------             -----------
 Cash balance, ending                                          $    64,791           $       733
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


NOTE 2   NOTE PAYABLE

On December 30, 2003, Othnet issued a $100,000 convertible note payable for $100,000 cash. The note is due September 30, 2004 or earlier in the event Othnet completes a merger or similar transaction, bears 10 percent interest until maturity and 18 percent thereafter. The note is not collateralized. Attached to the note was 100,000 shares of common stock with a fair value of $18,000 and an option to purchase 100,000 shares of common stock at $.18 per share. The option has a relative fair value of $17,995. The note can be converted at any time at the option of the holder at a conversion rate of $.25.
The closing price of the stock on the date the note was issued was $.18, therefore no beneficial conversion feature exists. After discounting the note payable for value of the common stock and the option, the net value assigned to the note payable was $67,243. The discount of $32,757 will be recognized over the term of the note as interest expense. As of January 31, 2004, $3,640 of interest expense related to the discount was recognized.

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

Results of Operations

     The Company reported no revenue from operations for the three and nine months ended January 31, 2004 and January 31, 2003.

     There were operating expenses for the three and nine months ended January 31, 2004 of approximately $42,000 and $112,000, respectively, compared to operating expenses of approximately $3,000 and $16,000, respectively, for the three and nine months ended January 31, 2003. Operating expenses for the three and nine months ended January 31, 2004 were comprised of general and administrative expenses primarily due to the salary amount paid as well as accrued for the Company's President and professional fees. Operating expenses for the three and nine months ended January 31, 2003 were comprised of the recognition of depreciation and amortization expense of approximately $3,000 and $8,000, respectively, and general and administrative expenses of approximately $100 and $8,000, respectively. The Company had a net comprehensive loss of approximately $41,000 and $112,000 for the three and nine months ended January 31, 2004 compared to net comprehensive income of approximately $95,000 and $82,000 for the three and nine months ended January 31, 2003. The net income achieved in the three and nine months ended January 31, 2003 was primarily due to the recognition in the quarter ended January 31, 2003 of a debt forgiveness of approximately $98,000. On January 31, 2003, the Company agreed to settle $138,653 of accounts payable owed to a creditor for 200,000 shares of common stock and an unsecured $30,000 promissory note payable, bearing 10% interest, maturing on March 31, 2003. The total value of the common stock and the note payable plus interest is $40,500, resulting in a gain on forgiveness of debt of $98,153.

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

     On December 5, 2003, the Company entered into a letter of intent with Pro Sports & Entertainment, Inc., a California corporation ("Pro Sports"), to acquire all of the outstanding capital stock of Pro Sports in exchange for which the shareholders of Pro Sports will receive shares of capital stock of the Company. Although such letter of intent has expired, the Company and Pro Sports are currently in the process of negotiating a definitive agreement which will include various conditions for closing including but not limited to the raising of certain financing. In connection with such negotiations, on March 5, 2004, the parties entered into a letter agreement whereby Pro Sports agreed that for a 45 day period it will not solicit (with certain exceptions relating to financing) any other proposal with regard to any merger, sale of substantial assets, equity or debt financing, or similar transaction involving Pro Sports, except for the transaction contemplated to be undertaken with the Company. No assurance can be given, however, that a definitive agreement relating to a merger or acquisition transaction with Pro Sports will be signed, that financing can be obtained or that such a transaction will in fact be consummated.


     On January 31, 2004, the Company had cash of approximately
$65,000 and a working capital deficit of approximately $509,000. As of December 30, 2003, the Company obtained a $100,000 loan from an unrelated party and issued a $100,000 convertible promissory note due September 30, 2004 or earlier in the event the Company completes a merger or similar transaction. The note bears interest at 10% per annum until maturity and 18% thereafter. Principal and interest are convertible into shares of Common Stock of the Company at a rate of $0.25 per share. In connection with the loan, the Company issued to the unrelated party 100,000 shares of common stock of the Company, and an option expiring in two years to purchase an additional 100,000 shares of Common Stock of the Company at the exercise price of $0.18 per share.

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

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

     As of December 30, 2003, the Company obtained a $100,000 loan from an unrelated party and issued a $100,000 convertible promissory note, convertible into shares of Common Stock of the Company at a rate of $0.25 per share. In connection with the loan, the Company issued to the unrelated party 100,000 shares of common stock of the Company, and an option expiring in two years to purchase an additional 100,000 shares of Common Stock of the Company at the exercise price of $0.18 per share. The shares issued to the unrelated party were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

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



                              OTHNET, INC.
                              (Registrant)


Dated:    March 15, 2004      By: /s/  Jeffrey Wattenberg
                              Jeffrey Wattenberg,
                              President, Chief Executive Officer and
                              Secretary (Principal Executive Officer
                              and Principal Accounting and
                              Financial Officer)