Form 10KSB
period 2004-04-30
OTHNET INC
filed 2004-08-13
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended APRIL 30, 2004

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

                    Yes [ X ]      No  [    ]

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

As of April 30, 2004, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (16,969,279 shares) was approximately $3,394,000. The number of shares outstanding of the Common Stock ($.001 par value) of the Issuer as of the close of business on April 30, 2004 was 17,794,279.

           Documents Incorporated by Reference:  None


                          OTHNET, INC.

                        TABLE OF CONTENTS



                             PART I
                                                       Page

Item 1.        Description of Business                   3

Item 2.        Description of Property                  10

Item 3.        Legal Proceedings                        11

Item 4.        Submission of Matters to a
               Vote of Security-Holders                 11


                             PART II

Item 5.        Market for Common Equity and
               Related Stockholder Matters              11

Item 6.        Management's Discussion and
               Analysis or Plan of Operation            12

Item 7.        Financial Statements                     15

Item 8.        Changes in and Disagreements
               with Accountants on Accounting
               and Financial Disclosure                 15

Item 8A.       Controls and Procedures                  15


                            PART III

Item 9.        Directors, Executive Officers,
               Promoters and Control Persons;
               Compliance with  Section 16(a)
               of  the Exchange Act                     15

Item 10.       Executive Compensation                   16

Item 11.       Security Ownership of Certain
               Beneficial Owners and Management
               and Related Stockholder Matters          17

Item 12.       Certain Relationships and
               Related Transactions                     18

Item 13.       Exhibits and Reports on Form 8-K         18

Item 14.       Principal Accountant Fees and Services   19

               Signatures                               21






                   Forward-Looking Statements

      This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business". The Company does not intend to update these forward-looking statements.


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

     Unless the context otherwise requires, all references herein to the "Company" or "Othnet" refer to Othnet, Inc. and its consolidated subsidiaries. Prior to January 1, 1994, the Company's principal business consisted of the development, production and marketing of private label prepared foods. In August 1994 the Company purchased 100% of the outstanding shares of Alma Pack Bottling Corporation ("Alma Pack"). Until January 1998, Alma Pack's bottling business comprised the Company's principal operation. In 1998 the Company revised its business strategy and sold all of the shares of Alma Pack and acquired all of the issued and outstanding shares (the "Gandalf Shares") of Gandalf Graphics Limited ("Gandalf"). Gandalf's primary business was as a provider of digital pre-press services and digital print services. From January 1998 through the end of fiscal 1999, the Company's business activities consisted primarily of the Gandalf business. Pursuant to an agreement made as of May 1, 1999, the parties mutually agreed to rescind the Gandalf acquisition.

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

     Since then, the Company has had no business operations other than to locate and consummate a merger or acquisition with a private entity. See, however, "Recent Developments" below for information on the Merger Agreement signed on June 29, 2004 pursuant to which at closing the Company will acquire all of the capital stock of Association of Volleyball Professionals, Inc. No assurance can be given that the Company will be able to consummate such transaction or, if consummated, that such business opportunity will be successful.

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

      As a result of such acquisition, the Company intended to expand the Oth.net business from primarily an internet based search engine for music on the world wide web to a more diverse digital entertainment site for exchanging electronic files, with
an   emphasis  on  entertainment  content.   Subsequent  to   the
acquisition, the Company rewrote its web site, developed new software that was intended to be directed at the peer-to-peer environment and released the alpha version of its product. It was the Company's intent to be a distributed peer-to-peer information-
sharing   technology   company  offering  digital   entertainment
applications for the Internet.

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

      Pursuant to a Redemption Agreement dated May 9, 2002 (the "PPP Redemption Agreement") by and between the Company and People to People Publishing, Inc., a Delaware corporation ("PPP") and an Assignment and Assumption Agreement dated May 9, 2002 between the Company and PPP, the Company has agreed to redeem 4,085,000 shares of its common stock held of record by PPP in consideration
(i) for the assignment (the "Othnet Technology Assignment") by the Company to PPP of the Company's current principal technology consisting primarily of the Company's peer to peer file sharing software, including without limitation, the technology with respect to digital rights management technology which is subject of the Company's patent application (the "Othnet Technology"), and (ii) a payment of $32,500. Such amount was paid on May 9, 2002 (the "Initial Closing"). In connection with the Othnet
Technology Assignment, PPP has agreed to assume all liabilities or obligations in connection with the Othnet Technology whether such liabilities were incurred prior to or after the date of the assignment, except with respect to legal fees or other trade creditor debt associated with the development of the Othnet Technology. Pending shareholder approval, it was agreed that all of the PPP Shares being redeemed shall be held in escrow and maintain voting rights. Notwithstanding the foregoing, subsequent to the end of fiscal 2004, the Company granted PPP a non-exclusive worldwide license in perpetuity to use any part of the Othnet Technology or patent application related thereto and PPP agreed that all of the PPP Shares be redeemed and immediately canceled. PPP is a corporation formed in January 2002 by Christopher J. Pearson and certain other former stockholders of the Company (the "PPP Founders") to effect the transactions contemplated by the PPP Redemption Agreement and the Othnet Technology Assignment. Prior to May 9, 2002, Christopher J. Pearson was the Vice President and a director of the Company.

       In addition to the foregoing, in 2002, the Company transferred ownership of its web sites www.oth.net and www.othnet.com to Joel Pearson, one of the PPP Founders and the father of Christopher J. Pearson, in consideration for the assumption of all liabilities associated with such sites.

      Although the aforesaid transactions were effected as of May 9, 2002, said transactions were recorded as of the balance sheet date of April 30, 2002 as the type of subsequent event that requires adjustment to the balance sheet carrying values because they affect the estimates used in preparing financial statements. See the Consolidated Financial Statements annexed to this report.

Change in Management and Other Transactions

      In conjunction with the Initial Closing, the Company obtained the resignation of each of the then current officers and directors, and Jeffrey Wattenberg was elected sole director of the Company. Mr. Wattenberg has also been elected President and Secretary of the Company. The Company currently has no other officers.

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

      In connection with the Initial Closing, Christopher J. Pearson and the Company also entered into an Agreement for Separation and Release whereby among other things the parties agreed to terminate the employment agreement between them and Mr. Pearson agreed to resign as an officer and director

      In April 2001, the Company had entered into an Alliance and License Agreement (the "License Agreement") with Savage Beast Technologies Incorporated ("Savage Beast") which agreement granted the Company a nonexclusive license to use on the Othnet website the Savage Beast application programming interface which provides music information, navigation and recommendations. In consideration of the license granted, the Company paid Savage Beast a license fee of $100,000 upon execution of the agreement and agreed to pay Savage Beast $80,000 on or before the earlier to occur of (i) the Company completing its next round of financing or (ii) October 1, 2001. (Prior to May 9, 2002, such amount had still not been paid by the Company.) The agreement also provided that Savage Beast issue to the Company 100,000 shares of Savage Beast's common stock and that the Company issue to Savage Beast 50,000 shares of the Company's common stock, provided that if the Company should sell shares at a price below $5.00 (the "Reduced Price") in its next round of financing, the number of shares of the Company's common stock issued to Savage Beast shall be increased such that the total number of shares issued to Savage Beast multiplied by the Reduced Price equals $250,000 (the "Anti-Dilution Rights").

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

Recent Developments

     In  December  2003, the Company entered  into  a  letter  of intent with Pro Sports & Entertainment, Inc., a California corporation ("Pro Sports"), to acquire all of the outstanding capital stock of Pro Sports in exchange for which the shareholders of Pro Sports would receive shares of capital stock of the Company. In April 2004, the Company and Pro Sports ceased their negotiations in connection with such proposed transaction.

      Subsequent to the end of fiscal 2004, on June 29, 2004, the Company signed a Merger Agreement with Association of Volleyball Professionals, Inc. ("AVP"), pursuant to which at closing AVP will merge into Othnet Merger Sub, Inc. (a wholly owned subsidiary of Othnet formed for the purpose of such transaction), the result of which AVP will become a wholly owned subsidiary of the Company and the operations of AVP will become the operations of the Company with AVP's stockholders owning a majority of the Company's stock (the "Reverse Merger").

      AVP owns and operates all professional beach volleyball activities in the United States involving the top U.S. men's and women's beach volleyball professionals, including tournaments, sponsorships sales, broadcast rights, licensing and trademark agreements, sales of food, beverage and merchandise at the tournaments, player contracts and other associated activities. AVP has developed a national platform for beach volleyball and will host 12 men's tournaments and 12 women's tournaments throughout the United States in 2004. AVP has more than 175 of the top professional players under exclusive contracts and has a sizable and growing base of spectators and television viewers that represents an attractive audience for national, regional and local sponsors.

     The completion of the Reverse Merger is subject to a number of conditions including, but not limited to, the raising of certain financing. Subsequent to the end of fiscal 2004, the Company began to raise certain private financing (consisting of convertible debt, shares and warrants) and has loaned certain amounts to AVP to date. Assuming completion of the transaction and the raising of the required financing, the shareholders of the AVP will own, as mentioned above, a majority equity interest in the Company. Although the Merger Agreement has been signed, there can be no assurance that the required financing will be obtained or that the Reverse Merger will be completed.

Search for a Business Opportunity

      The procedures and practices described in the following generalized discussion are intended only to provide a background against which the Company's business and its search for a business opportunity may be evaluated. There can be no assurance that the procedures and practices described in the following generalized discussion have or will apply in any particular instances to the Company's business and its search for a business opportunity, opportunity, including the transaction contemplated by the Merger Agreement executed in June 2004 with AVP which transaction has not yet been consummated.

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

      The selection of a business opportunity is complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilities or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

      Management believes the Company offers owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing Form 8-K's, agreements and related reports and documents.

     The analysis of new business opportunities has been and will continue to be undertaken by or under the supervision of the Company's President. In analyzing prospective business opportunities, management considers such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history or operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of its investigation.

      It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and shareholders of the Company must, therefore, depend on the ability of management to identify and evaluate such risks.

      In implementing a structure for a particular business acquisition, it is likely that the consideration utilized to make any acquisitions will consist of equity securities (like the transaction contemplated by the Merger Agreement executed with
AVP). In the event that an acquisition is made utilizing primarily equity securities, the percentage ownership of present shareholders will be diluted and persons acquiring shares in connection with any acquisition of a business may obtain an amount of equity securities sufficient to control the Company. In addition, the Company's Directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders. Further, if the Company were to issue substantial additional securities in any acquisition, such issuance might have an adverse effect on the trading market in the Company's securities in the future.

Competition

       In   connection  with  its  search  for  another  business
opportunity,   the   Company  has  been  and   will   remain   an
insignificant participant among firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. The Company also expects to face significant competition in the event the Company completes the transaction with AVP, which is a company involved in the rapidly changing sports entertainment industry. Many of the competitors in that industry have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than does AVP.

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

Uncertainties and Risk Factors

     In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company. In addition to the following risks, in the event the Company consummates the transaction with AVP, the Company anticipates that it will face additional risks related to the business of AVP and the industry within which it competes, which risks are likely to be substantial and which are not addressed below.

      NO CURRENT BUSINESS OPERATIONS. Since 2002, the Company has no current business operations. With no current business operations, the Company can now be defined as a "shell" corporation, whose principal business purpose at this time is to locate and consummate a merger or acquisition with a private entity. There is no assurance the Companys intended merger or acquisition activities will be successful or result in revenue or profit to the Company. The likelihood of success of the Company must be considered in light of the risks, expenses, difficulties and delays frequently encountered in connection with the operation and development of a new business. There is nothing at this time upon which to base an assumption that any business or business opportunity the Company acquires will prove successful, and there is no assurance that it will be able to operate profitably.

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

      LACK OF PROFITABILITY; CONTINUING LOSSES; AND DOUBTFUL ABILITY TO CONTINUE AS A GOING CONCERN. The Company has incurred net comprehensive losses of approximately $1,105,000 and $848,000 in fiscal 2004 and 2003, respectively. As a result of the Company's recurring losses and deficiency in working capital, the Company's independent auditor's report, dated August 3, 2004, for the year ended April 30, 2004, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern. With the assignment of the Othnet Technology in May 2002, the Company's only operating division, the Company has no current operations. Although the Company has signed a Merger Agreement with AVP, there can be no assurance, however, that such transaction will be completed or that the Company will be able to acquire any other business or business opportunity or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

      COMPETITION. In connection with its search for another business opportunity, the Company has been and will remain an insignificant participant among firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors. The Company also expects to face significant competition in the event the Company completes the transaction with AVP, which is a company involved in the rapidly changing sports entertainment industry. Many of the competitors in that industry have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than does AVP.

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

      POSSIBLE USE OF DEBT FINANCING; DEBT OF AN ACQUIRED BUSINESS. There are currently no limitations relating to the Company's ability to borrow funds to increase the amount of capital available to the Company to effect a business combination or otherwise finance the operations of an acquired business. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on such borrowings, and then-prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or otherwise sought, will be available on terms deemed to be commercially acceptable and in the best interest of the Company. The inability of the Company to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into an acquired business, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with incurring of indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, an acquired business may already have previously-incurred debt financing and, therefore, the risks inherent thereto, as discussed above. See "Recent Developments" above for information on the proposed transaction with AVP and financing required thereunder, some of which has already been raised.

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


Item 2.        Description of Property.

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

Period                                       Bid Prices

Fiscal year ended April 30, 2003:       High           Low

May 1, 2002 to July 31, 2002            $0.52          $0.15
Aug. 1, 2002 to Oct. 31, 2002           $0.16          $0.01
Nov. 1, 2002 to Jan. 31, 2003           $0.05          $0.01
Feb. 1, 2003 to April 30, 2003          $0.20          $0.02

Fiscal year ended April 30, 2004:       High           Low

May 1, 2003 to July 31, 2003            $0.35          $0.035
Aug. 1, 2003 to Oct. 31, 2003           $0.26          $0.13
Nov. 1, 2003 to Jan. 31, 2004           $0.31          $0.15
Feb. 1, 2004 to April 30, 2004          $0.42          $0.17

      As of the end of the fiscal year covered by this report, there were approximately 570 record holders of the Company's
Common Stock. This does not reflect persons or entities that had their stock in nominee or "street name".

      The Company has never declared any cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future.

     Recent Sales of Unregistered Securities

      The following issuances were made during the fiscal year ended April 30, 2004:

      As of December 30, 2003, the Company obtained a $100,000 loan from an unrelated party and issued a $100,000 convertible promissory note, convertible into shares of Common Stock of the Company at a rate of $0.25 per share. In connection with the loan, the Company issued to the unrelated party 100,000 shares of common stock of the Company, and an option expiring in two years to purchase an additional 100,000 shares of Common Stock of the Company at the exercise price of $0.18 per share. In March 2004, such party exercised the option to convert the entire principal balance and interest into shares of Common Stock. In connection with such conversion, such party was issued 430,000 shares which represented (i) the number of shares on account of the conversion of the entire principal balance and interest together with (ii) additional shares as an inducement to such person to exercise such option to convert.

      In February 2004, certain persons (which included the Company's President) were granted options to acquire up to an aggregate of 4,000,000 shares of Common Stock at an exercise price of $0.25 per share which may be exercise for cash or on a cashless exercise basis.

      All of the foregoing securities issued by the Company were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

Equity Compensation Plan Information


                     Number of securities
                     to  be  issued upon      Weighted-average
                     exercise   of            exercise price of
                     outstanding  options,    outstanding  options,
Plan  category       warrants and rights (a)  warrants and rights (b)

Equity compensation
plans approved by
security holders              -0-                     -0-

Equity compensation
plans not approved
by security holders       4,100,000                  $0.25

Total                     4,100,000                  $0.25


                         Number of securities
                         remaining available for
                         future issuance under
                         equity compensation plans
                         (excluding securities reflected
Plan  category           in column (a)) (c)

Equity compensation
plans approved by
security holders              -0-

Equity compensation
plans not approved
by security holders           -0-

Total                         -0-

Item 6.   Management's Discussion and Analysis or  Plan  of
          Operation.

       The   following  discussion  of  the  Company's  financial
condition  and  results of operations is based on  the  Company's
Consolidated Financial Statements and the related notes thereto.

Results of Operations

      The Company reported no revenue from operations for the fiscal years ended April 30, 2004 and April 30, 2003.

      There were operating expenses for the fiscal year ended April 30, 2004 of $1,031,000 compared to operating expenses of $847,000 for the fiscal year ended April 30, 2003. Operating expenses for the fiscal year ended April 30, 2004 were comprised of general and administrative expenses of $1,031,000 which included an expense of $840,000 recognized in fiscal 2004 for the grant of 2,000,000 options to certain persons. Operating expenses for the fiscal year ended April 30, 2003 were comprised of the recognition of depreciation and amortization expense of $11,000, general and administrative expenses of $827,000 and an impairment charge of $9,000. Such general and administrative expenses for fiscal 2003 included an expense of $760,000 recognized in fiscal 2003 in connection with the grant of 4,000,000 shares to the certain persons in March 2003.

      The Company had a net comprehensive loss of $1,105,000 for the fiscal year ended April 30, 2004 compared to net comprehensive loss of $848,000 for the fiscal year ended April 30, 2003. Such increase for fiscal 2004 was primarily due to the increase in general and administrative expenses in fiscal 2004 compared to general and administrative expenses for the prior year.

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

     Since then, the Company has had no business operations other than to locate and consummate a merger or acquisition with a private entity. In December 2003, the Company entered into a letter of intent with Pro Sports & Entertainment, Inc., a California corporation ("Pro Sports"), to acquire all of the outstanding capital stock of Pro Sports in exchange for which the shareholders of Pro Sports would receive shares of capital stock of the Company. In April 2004, the Company and Pro Sports ceased their negotiations in connection with such proposed transaction.

      Subsequent to the end of fiscal 2004, on June 29, 2004, the Company signed a Merger Agreement with Association of Volleyball Professionals, Inc. ("AVP"), pursuant to which at closing AVP will merge into Othnet Merger Sub, Inc. (a wholly owned subsidiary of Othnet formed for the purpose of such transaction), the result of which AVP will become a wholly owned subsidiary of the Company and the operations of AVP will become the operations of the Company with AVP's stockholders owning a majority of the Company's stock (the "Reverse Merger").

      AVP owns and operates all professional beach volleyball activities in the United States involving the top U.S. men's and women's beach volleyball professionals, including tournaments, sponsorships sales, broadcast rights, licensing and trademark agreements, sales of food, beverage and merchandise at the tournaments, player contracts and other associated activities. AVP has developed a national platform for beach volleyball and will host 12 men's tournaments and 12 women's tournaments throughout the United States in 2004. AVP has more than 175 of the top professional players under exclusive contracts and has a sizable and growing base of spectators and television viewers that represents an attractive audience for national, regional and local sponsors.

      The completion of the Reverse Merger is subject to a number of conditions including, but not limited to, the raising of certain financing. Subsequent to the end of fiscal 2004, the Company began to raise certain private financing (consisting of convertible debt, shares and warrants) and has loaned certain amounts to AVP to date. Assuming completion of the transaction and the raising of the required financing, the shareholders of the AVP will own, as mentioned above, a majority equity interest in the Company. Although the Merger Agreement has been signed, there can be no assurance that the required financing will be obtained or that the Reverse Merger will be completed.

      On  April  30,  2004, the Company had cash of approximately
$19,000 and a working capital deficit of approximately $659,000.

      Cash used in operating activities was approximately $88,000 for the year ended April 30, 2004 which was primarily the result of a loss of approximately $1,105,000 offset by an expense for warrants issued of $840,000 and changes in accounts payable and
accrued   expenses  of  $108,000.       Cash  used  in  operating
activities was approximately $33,000 for the year ended April 30, 2003 which was primarily the result of a loss of approximately $848,000 offset by a stock compensation expense of $760,000, non-cash charges for depreciation and amortization of $11,000, an impairment of assets charge of $9,000 and accrued expenses of $46,000.

      For the year ended April 30, 2004, the Company had net cash provided by financing activities of $107,000 primarily from proceeds of a note payable compared to $72,000 used in financing activities for fiscal 2003 for the repayment of a note payable.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent auditors have issued a "going concern" opinion in their report to our financial statements for the year ended April 30, 2004, citing the deficiency in working capital at April 30, 2004 and the recurring operating losses. Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern. With the assignment of the Othnet Technology in May 2002, the Company's only operating division, the Company has no current operations. Although the Company has signed a Merger Agreement with AVP, there can be no assurance, however, that such transaction will be completed or that the Company will be able to acquire any other business or business opportunity or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

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

      Pursuant to a Redemption Agreement dated May 9, 2002 (the "PPP Redemption Agreement") by and between the Company and People to People Publishing, Inc., a Delaware corporation ("PPP") and an Assignment and Assumption Agreement dated May 9, 2002 between the Company and PPP, the Company has agreed to redeem 4,085,000 shares of its common stock held of record by PPP in consideration
(i) for the assignment (the "Othnet Technology Assignment") by the Company to PPP of the Company's current principal technology consisting primarily of the Company's peer to peer file sharing software, including without limitation, the technology with respect to digital rights management technology which is subject of the Company's patent application (the "Othnet Technology"), and (ii) a payment of $32,500. Such amount was paid on May 9, 2002 (the "Initial Closing"). In connection with the Othnet
Technology Assignment, PPP has agreed to assume all liabilities or obligations in connection with the Othnet Technology whether such liabilities were incurred prior to or after the date of the assignment, except with respect to legal fees or other trade creditor debt associated with the development of the Othnet Technology. Pending shareholder approval, it was agreed that all of the PPP Shares being redeemed shall be held in escrow and maintain voting rights. Notwithstanding the foregoing, subsequent to the end of fiscal 2004, the Company granted PPP a non-exclusive worldwide license in perpetuity to use any part of the Othnet Technology or patent application related thereto and PPP agreed that all of the PPP Shares be redeemed and immediately canceled. PPP is a corporation formed in January 2002 by Christopher J. Pearson and certain other former stockholders of the Company (the "PPP Founders") to effect the transactions contemplated by the PPP Redemption Agreement and the Othnet Technology Assignment. Prior to May 9, 2002, Christopher J. Pearson was the Vice President and a director of the Company.

       In addition to the foregoing, in 2002, the Company transferred ownership of its web sites www.oth.net and www.othnet.com to Joel Pearson, one of the PPP Founders and the father of Christopher J. Pearson, in consideration for the assumption of all liabilities associated with such sites.

Significant Accounting Policies

      Management's discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements which have been prepared in accordance with generally accepted auditing standards in the United States of America. The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.


Item 7.   Financial Statements.

      See the Consolidated Financial Statements annexed to this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      See Current Report on Form 8-K (Date of Report: August  14,
2002).


Item 8A.  Controls and Procedures.

     The Company's Chief Executive Officer and Principal Financial Officer has reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officer believes that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART III

Item 9.   Directors,  Executive  Officers,  Promoters  and
          Control Persons;
          Compliance with Section 16(a) of  the Exchange Act.

      Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors. In the event the Reverse Merger is consummated with AVP, there will be a change in management of the Company.

                            Present Position        Has Served as
Name                Age     and Offices             Director Since

Jeffrey Wattenberg   49     President, Chief Executive   2002
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

Compliance with Section 16(a) of the Exchange Act

      Section  16(a)  of  the Securities  Exchange  Act  of  1934
requires  the  Company's  directors and executive  officers,  and persons  who  own  more  than 10% of a registered  class  of  the
Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during or with respect to the fiscal year ended April 30, 2004, except that Jeffrey Wattenberg filed one report late relating to one transaction.

Code of Ethics

     The Company intends to consider adoption of a Code of Ethics during the current fiscal year. The Code, which will be applicable to its Chief Executive Officer and senior financial executives, will be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws.


Item 10.  Executive Compensation.

       The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended April 30, 2004, April 30, 2003 and April 30, 2002, of those persons who were, at April 30, 2004 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                   Summary Compensation Table

                                Annual
                                Compensation


Name   and  Principal      Fiscal
Position                   Year       Salary     Bonus

Jeffrey   Wattenberg(1)     2004        $0          $0
President and   Chief       2003        $0          $0
Executive Officer           2002        $0          $0

                                      Long-Term
                                      Compensation

                                        Restricted   Shares
Name   and  Principal       Fiscal      Stock        Underlying
Position                    Year        Awards       Options

Jeffrey   Wattenberg(1)     2004           0        2,000,000(2)
President  and  Chief       2003       825,000(3)        0
Executive   Officer         2002           0             0

_____________________

(1)  Mr.  Wattenberg  became President and Chief  Executive
     Officer in May 2002. Prior thereto, he was not employed by and held no positions with the Company.

(2) On February 5, 2004, Mr. Wattenberg was granted an option to acquire up to 2,000,000 shares of Common Stock at an exercise price of $0.25 per share.

(3) On March 19, 2003, Mr. Wattenberg was granted 825,000 restricted shares of the Company's Common Stock. The value of the shares as of the date of grant equaled $156,750 and the value as of April 30, 2004 equaled $165,000 based on the stock prices on such dates.

Compensation of Directors

      At the current time, no director receives any compensation for his services as such. However, in the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on the Company's behalf.

Stock Options

      The following tables set forth certain information with respect to stock options granted to the person named in the Summary Compensation Table during the fiscal year ended April 30, 2004.

                        Option Grants in Fiscal 2004

                        Individual Grants

                   Number of  Percent of Total
                   Securities Options Granted
                   Underlying to              Exercise or
                   Options    Employees in    Base Price  Expiration
Name               Granted    Fiscal Year     ($/Sh)      Date

Jeffrey Wattenberg 2,000,000    100%          $0.25       2/4/2009


     The following table set forth certain information as to each exercise of stock options during the year ended February 29, 2004, by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

Aggregated Option Exercises in Fiscal 2004 and Year-End Option Value

                                             Number of Securities
                       Shares                Underlying Unexercised
                       Acquired              Options at April 30, 2004

                       On           Value
                       Exercise     Realized Exercisable  Unexercisable

Jeffrey Wattenberg       -0-         -0-     2,000,000        -0-


                            Value of Unexercised
                            In-the-Money Options
                            at April 30, 2004(1)

                            Exercisable          Unexercisable


Jeffrey Wattenberg               -0-                   -0-

__________________________

 (1) None of the options were "in-the-money" as of April 30, 2004.




Item  11.   Security Ownership of Certain Beneficial  Owners  and
            Management and Related Stockholder Matters.

      The following table sets forth, as of April 30, 2004, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the "named executive officers"), and (iv) all officers and directors of the Company as a group:

                      Amount and Nature of            Percent
Name                  Beneficial Ownership            of Class

Jeffrey Wattenberg       2,825,000(1)                  14.4%
Seth Kanegis             1,300,000(2)                   7.3%

All Officers and Directors
Directors as a Group     2,825,000                     14.4%

_____________________________

(1) Includes 825,000 shares held by Mr. Wattenberg and 2,000,000 shares which he has the right to acquire pursuant to the exercise of options granted in February 2004. His address is 1187 Coast Village Road, Suite 319, Santa Barbara, California.

(2) Includes 858,000 shares owned by Special K Investors Inc. ("Special K") and 442,000 shares owned by Sigma Capital Associates, LLC ("Sigma Associates"). Mr. Kanegis is the president and sole beneficial owner of Special K and is employed as a portfolio manager by Sigma Capital Management, LLC ("Sigma Management"), which maintains investment and voting power with respect to securities held by Sigma Associates. Mr. Kanegis may be deemed to own beneficially 1,300,000 shares although he disclaims beneficial ownership of such shares. This information is based solely upon a
     Schedule 13G filed with the SEC on behalf of Special K, Mr. Kanegis, Sigma Management and Sigma Associates.

Item 12.  Certain Relationships and Related Transactions.

       In   March  2003,  Jeffrey  Wattenberg,  President,  Chief
Executive Officer, Secretary and a Director of the Company, was granted 825,000 restricted shares of Common Stock for services rendered.

      In the fourth quarter of fiscal 2003, the Company agreed to pay Mr. Wattenberg a salary of $5,000 per month on a month to month basis. Salary of $15,000 was accrued for fiscal 2003 and $60,000 for fiscal 2004.

     During fiscal 2003, the Company repaid a note payable to Mr.
Wattenberg of $72,000 for funds loaned to the Company prior to May 2002.

      During fiscal 2004, Mr. Wattenberg was granted a five-year option to acquire up to 2,000,000 shares of Common Stock at an exercise price of $0.25 per share.


Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          2.1 Agreement dated as of May 1, 1999 by and between Private Label Brands Canada Inc. and Marcella Downey.(1)
          2.2 Form of Confirmation Agreement by and between PL Brands, Inc., Oth.net, Inc. and Christopher Pearson.(1)
          3.1  Certificate of Incorporation. (2)
          3.2  Amendment to Certificate of Incorporation (filed
               June 6, 1994).(2)
          3.3  Amendment  to Certificate of Incorporation  (filed
               March 23, 2001).(3)
          3.4  Bylaws.(2)
          10.1 Alliance  and License Agreement dated as of  April
               7, 2001 between the Company and Savage Beast Technologies Incorporated.(3)
          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
          31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange
               Act)
          32.1 Certification  pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
          99.1 Assignment and Assumption Agreement dated  May  9,
               2002  between  Othnet, Inc. and People  to  People
               Publishing, Inc.(4)
          99.2 Redemption Agreement dated May 9, 2002 between Othnet, Inc. and People to People Publishing, Inc.(4)
          99.3 Assignment and Assumption Agreement between Othnet, Inc. and Joel Pearson.(4)
          99.4 Agreement for Termination of Alliance and License Agreement dated May 9, 2002 between Othnet, Inc. and Savage Beast Technologies Incorporated.(4)
          ___________________

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

     (b)  Reports on Form 8-K.

      Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

      Form 8-K (date of report: April 2, 2004); Items reported  -
Item  5  (ceasing  negotiations with Pro Sports &  Entertainment,
Inc.); no financial statements filed.


Item 14.  Principal Accountant Fees and Services.

      The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended April 30, 2004 and April 30, 2003:

                               Fiscal 2004      Fiscal 2003
Fee Category                   Fees             Fees

Audit Fees                     $9,245           $7,150
Audit Related Fees             $0               $0
Tax Fees                       $0               $0
All Other Fees                 $0               $0

Total Fees                     $9,245           $7,150

      Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

      Audit  Related Fees. Consists of fees billed for  assurance
and   related  services  that  are  reasonably  related  to   the
performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

      Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

      All  Other   Fees.   Consists of  fees  for   product   and
services  other  than the services reported above.

     Pre-Approval Policies and Procedures

      Prior to engaging its accountants to perform a particular service, the Company's Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

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


                                   Dated:   August 13, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                   Title                         Date



/s/ Jeffrey Wattenberg      President, Chief Executive    8/13/2004
Jeffrey Wattenberg          Officer, Secretary
                            and Director
                            (Principal Executive Officer and
                            Principal Accounting an Financial
                            Officer)



                   INDEPENDENT AUDITORS REPORT


To the Board of Directors
   Othnet, Inc.
   Santa Barbara, California

We have audited the accompanying consolidated balance sheet of Othnet, Inc. as of April 30, 2004 and the related consolidated statements of expenses, stockholders deficit, and cash flows for the two years ended then ended. These financial statements are the responsibility of Othnet's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Othnet, Inc., as of April 30, 2004, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Othnet will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the deficiency in working capital at April 30, 2004 and the recurring operating losses raise substantial doubt about Othnet's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


MALONE & BAILEY, PLLC
Houston, Texas
www.malone-bailey.com

August 3, 2004


                          OTHNET, INC.
                   CONSOLIDATED BALANCE SHEET
                         April 30, 2004


     ASSETS

Current Assets
 Cash                                            $        18,861
                                                    ------------
      Total Assets                                  $     18,861
                                                    ============


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                   $    431,369
 Accounts payable to related parties                     117,752
 Accrued expenses                                         98,750
 Note payable                                             30,000
                                                    ------------
      Total Current Liabilities                          677,871
                                                    ------------
Stockholders' Deficit
 Preferred stock, $.001 par, 2,000,000 shares authorized,
     none issued and outstanding
 Common stock, $.001 par value, 40,000,000 shares
    authorized, 17,364,279 issued and outstanding         17,364
 Additional paid in capital                           13,472,821
 Accumulated other comprehensive income                   63,079
 Retained deficit                                    (14,212,274)
                                                    ------------
      Total Stockholders' Deficit                       (659,010)
                                                    ------------
      Total Liabilities and Stockholders' Deficit   $     18,861
                                                    ============



See accompanying summary of accounting policies and notes to financial statements.




                          OTHNET, INC.
               CONSOLIDATED STATEMENTS OF EXPENSES
               Years Ended April 30, 2004 and 2003


                                                          2004           2003

                                                     -----------      -----------
Net Sales                                            $         -      $         -

Operating Expenses
  Depreciation & amortization                                  -           11,165
  General and administrative                           1,031,362          826,692
  Impairment of assets                                         -            9,379
                                                     -----------      -----------
 Loss From Operations                                 (1,031,362)        (847,236)

Other Income (Expense)
  Interest expense                                       (73,357)            (750)
                                                     -----------      -----------
Net Loss                                              (1,104,719)        (847,986)

Other Comprehensive Income (Loss)
  Foreign currency translation adjustment                    (81)            (123)
                                                     -----------      -----------
Net Comprehensive Loss                               $(1,104,800)     $  (848,109)
                                                     ===========      ===========


Basic and diluted net loss per common share               $(0.06)      $    (0.06)

Weighted average common shares outstanding            17,297,612       13,614,279


See accompanying summary of accounting policies and notes to financial statements.












                          OTHNET, INC.
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
               Years Ended April 30, 2004 and 2003



                                                                   Additional
                                           Common Stock            Paid in
                                     Shares              $         Capital
                                   ----------        --------      ------------

Balances, April 30, 2002           13,064,279        $ 13,064      $ 11,831,791

Shares issued
- for services                      4,000,000           4,000           756,000
- for debt                            200,000             200             9,800

Foreign currency translation
 adjustment

Net loss
                                   ----------         --------     ------------
Balances, April 30, 2003           17,264,279          17,264        12,597,591

Shares issued
- attached to debt                    100,000             100            17,900

Warrants issued
- attached to debt                                                       14,757
- for services                                                          840,000

Related party debt forgiveness                                            2,573

Foreign currency translation
  Adjustment

Net loss
                                   ----------           --------    ------------
                                   17,364,279           $ 17,364    $ 13,472,821
                                   ==========           ========    ============


See accompanying summary of accounting policies and notes to financial statements.


                          OTHNET, INC.
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
               Years Ended April 30, 2004 and 2003


                              Accumulated
                                 Other
                             Comprehensive  Retained
                                  Loss      Deficit          Totals
                             ----------    ------------    -----------
Balances, April 30, 2002        63,283     $(12,259,569)   $  (351,431)

Shares issued
- for services                                                 760,000
- for debt                                                      10,000

Foreign currency translation
 adjustment                       (123)                           (123)

Net loss                                       (847,986)      (847,986)
                               -------     ------------     -----------
Balances, April 30, 2003       $63,160      (13,107,555)      (429,540)

Shares issued
- with debt                                                     18,000

Warrants issued
- with debt                                                     14,757
- for services                                                 840,000

Related party debt forgiveness                                   2,573

Foreign currency translation
  Adjustment                        (81)                           (81)

Net loss                                     (1,104,719)    (1,104,719)
                                -------     ------------    -----------
Balances, April 30, 2004        $63,079    $(14,212,274)   $  (659,010)
                                =======     ============    ===========



See accompanying summary of accounting policies and notes to financial statements.



                          OTHNET, INC.
                    STATEMENTS OF CASH FLOWS
               Years Ended April 30, 2004 and 2003



                                              2004            2003
                                          -----------       -----------

Cash Flows From Operating Activities
 Net loss                                 $(1,104,719)      $  (847,986)
 Adjustments to reconcile net loss
    to net cash used in operating
    activities:
   Stock compensation expense                       -           760,000
   Warrants issued for services               840,000                 -
   Value of stock in excess of debt            35,410                 -
   Depreciation and amortization                    -            11,165
   Impairment of assets                             -             9,379
   Changes in:
    Accounts payable                           52,896            (4,348)
    Accounts payable to related parties             -            (6,667)
    Accrued expenses                           55,190            45,750
    Accretion                                  32,757                 -
                                          -----------        -----------
Net Cash Used In Operating Activities         (88,466)          (32,707)
                                          -----------        -----------

Cash Flows From Financing Activities
 Advances from related party                    6,675                 -
 Repayment of note payable to
 related party                                      -           (72,000)
 Proceeds from note payable                   100,000                 -
                                          -----------        -----------
Net Cash Provided By Financing Activities     106,675           (72,000)
                                          -----------        -----------
Effect of exchange rate changes on cash           (81)             (123)
                                          -----------        -----------
NET CHANGE IN CASH                             18,128          (104,830)
 Cash balance, beginning                          733           105,563
                                          -----------        -----------
 Cash balance, ending                     $    18,861       $       733
                                          ===========        ===========

Supplemental Disclosures:
   Interest paid                                    -       $       323

Non Cash Activities:
 Issuance of 200,000 common shares
 for accounts  payable                    $         -        $   10,000
 Issuance of note payable for
 accounts payable                                   -            30,000
 Issuance of 430,000 common shares
 payable for  notes payable                   137,600                 -
 Release of debt from related party             2,573                 -


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

Principles of Consolidation. The consolidated financial statements include the accounts of Othnet and its two Canadian subsidiaries. There was no material activity in these subsidiaries in fiscal year 2004 or 2003. All significant intercompany accounts have been eliminated.

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

Impairment of Long-Lived Assets. Othnet reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Othnet assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. Impairment expense of $9,379 was recorded in fiscal 2003.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Revenue recognition. There was no revenue during fiscal 2004 and 2003.

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


NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that Othnet will continue as a going concern. Othnet incurred comprehensive losses of $1,069,390 and $848,109 in fiscal year 2004 and 2003 respectively, and had a working capital deficit as of April 30, 2004 of $659,010. Accordingly, these conditions create an uncertainty as to Othnet's ability to continue as a going concern. Management is seeking merger opportunities. The financial statements do not include any adjustments that might be necessary if Othnet is unable to continue as a going concern.


NOTE 3 - PROPERTY AND EQUIPMENT

Remaining property and equipment at April 30, 2003 was determined to be fully impaired. An impairment expense of $9,379 was recorded for the year ended April 30, 2003.


NOTE 4 - ACCOUNTS PAYABLE TO RELATED PARTIES

As of April 30, 2004, Othnet owed $117,752 to certain former directors, officers, and shareholders.


NOTE 5 - EMPLOYMENT AGREEMENT

In the fourth quarter of fiscal 2003, Othnet agreed to pay the president a salary of $5,000 per month on a month to month basis.
The balance of accrued salary payables on April 30, 2004 was $35,000.


NOTE 6 - NOTE PAYABLE

On January 31, 2003, Othnet agreed to settle $138,653 of accounts payable owed to a creditor for 200,000 shares of Othnet common stock and an unsecured $30,000 note payable, bearing 10 percent interest, maturing on March 31, 2003. The note is currently past due and in default. During fiscal 2004, Othnet issued a $100,000 note with 100,000 shares of common stock valued at $18,000 and 100,000 warrants with a relative fair value of $14,757. The note bore interest of 10 percent, and was convertible into common shares at $.25 per share. The principal of the note and accrued interest of $2,109 was converted to 430,000 shares on March 21, 2004. On that date, the stock was worth $.32 per share, for a total value of $137,600. As of July 28, 2004, the stock had not been issued and is listed as common stock payable of $137,600.


NOTE 7 - COMMON STOCK

In April 2002, Othnet sold 600,000 shares of common stock for $.50 per share for total proceeds of $300,000.

In exchange for Othnet's intellectual property, $32,500 in cash, and Othnet's vehicle, Othnet redeemed 4,485,000 shares of Othnet common stock as of April 30, 2002.

In fiscal 2003, Othnet issued 200,000 shares valued at $10,000 for accounts payable. See note 5 for details.

In fiscal 2003, Othnet issued 4,000,000 shares to an officer and five third parties for services valued at $760,000.

In fiscal 2004, 100,000 shares of common stock valued at $18,000 were issued with a $100,000 note. The note was converted for 430,000 shares of common stock during fiscal 2004. See note 6 for details.

NOTE 8 - INCOME TAXES

          Deferred tax assets                $ 1,186,936
          Less: valuation allowance           (1,186,936)
                                             -----------
          Net deferred taxes                 $         0
                                             ===========

Othnet has a net operating loss carryforward of approximately
$3,490,000 as of April 30, 2004 respectively, which expires between 2004 and 2023.


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

There were no options granted in fiscal year 2003 under the Plan.

In fiscal 2004, 100,000 warrants were issued with a note payable.
The warrants expire on December 30, 2005, and are exercisable at any by the holder at a price of $.18 per share.

On February 4, 2004, 4,000,000 warrants valued at $840,000 were issued to individuals for services. The warrants expire two years from the grant date, and are exercisable at the holder's option at any time for $.25 per share.

The following summarizes the activity for options issued:

                                                Wtd. Avg.
                                                Exercise
                                      Shares      Price
                                   ----------    ------
          Attached to debt            100,000    $  .18

          For services              4,000,000       .25
                                   ----------    ------
                                    4,100,000    $  .24
                                   ==========    ======



NOTE 10 - COMMITMENTS AND CONTINGENCIES

Beginning May 2002, Othnet maintained its offices on a temporary basis in the home of its President, pursuant to an oral agreement on a rent-free, month-to-month basis. Until May 2002, Othnet rented office space in St. Paul, Minnesota under an operating lease that terminates on July 31, 2006. Costs incurred under operating leases are recorded as rent expense. $30,000 was accrued for rent in the years ended April 30, 2003 and April 30, 2004. Othnet has vacated the space and is currently negotiating with the landlord on a settlement for early termination of this lease.

Future minimum lease payments under the office lease at April 30, 2004 are as follows:

          Year ending April 30:
           2005                                  46,920
           2006                                  46,920

NOTE 11 - SUBSEQUENT EVENTS

On June 29, 2004, Othnet signed an agreement to merge with Association of Volleyball Professionals, Inc. ("AVP"). The agreement is contingent upon certain financing agreements in which Othnet will loan AVP $2,000,000 of an original total offering of $2,300,000. Additionally, Othnet will be obligated to raise another $2,000,000 to $4,000,000 subsequent to the original offering. To date, Othnet has loaned AVP a total of $1,500,000 in 10% convertible notes. The notes mature in one year and can be converted to common stock at $.56 per share. In association with this financing agreement, Othnet has issued $2,060,000 in 10% convertible notes to investors. Each note was issued with two shares of common stock and two warrants for every dollar in principal, which will result in the issuance of 4,120,000 shares of common stock and 4,120,000 warrants. The warrants have an exercise price of $.21 per share, and expire in two years. All of the notes mature on June 3, 2005. The notes are convertible at the holder's option at any time for $.56 per share.