Form 10KSB/A
period 2004-04-30
OTHNET INC
filed 2004-09-20
CIK 930817

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

                        EXPLANATORY NOTE

     Othnet, Inc. is filing this Amendment No. 1 on Form 10-KSB/A (the "Amendment") to its Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004 (the "Original Report") to file
Exhibit 10.2 which was inadvertently omitted from the Original Report. As a result, Part III, Item 13(a) has been revised to reflect the addition of this exhibit.

     The Amendment only reflects the changes discussed above, and does not amend, update, or change any other items or disclosures contained in the Original Report.


Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          2.1 Agreement dated as of May 1, 1999 by and between Private Label Brands Canada Inc. and Marcella Downey.(1)
          2.2 Form of Confirmation Agreement by and between PL Brands, Inc., Oth.net, Inc. and Christopher Pearson.(1)
          3.1  Certificate of Incorporation. (2)
          3.2  Amendment to Certificate of Incorporation (filed
               June 6, 1994).(2)
          3.3  Amendment  to Certificate of Incorporation  (filed
               March 23, 2001).(3)
          3.4  Bylaws.(2)
          10.1 Alliance  and License Agreement dated as of  April
               7, 2001 between the Company and Savage Beast Technologies Incorporated.(3)
          10.2 Merger Agreement dated as of June 29, 2004 among the Company, Othnet Merger Sub, Inc. and Association of Volleyball Professionals, Inc.
          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
          31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange
               Act)
          32.1 Certification  pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
          99.1 Assignment and Assumption Agreement dated  May  9,
               2002  between  Othnet, Inc. and People  to  People
               Publishing, Inc.(4)
          99.2 Redemption Agreement dated May 9, 2002 between Othnet, Inc. and People to People Publishing, Inc.(4)
          99.3 Assignment and Assumption Agreement between Othnet, Inc. and Joel Pearson.(4)
          99.4 Agreement for Termination of Alliance and License Agreement dated May 9, 2002 between Othnet, Inc. and Savage Beast Technologies Incorporated.(4)
          ___________________

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


                              Dated:    September 20, 2004


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:


Signature                   Title                         Date

/s/ Jeffrey Wattenberg      President, Chief Executive    9/20/04
Jeffrewy Wattenberg         Officer,Secretary
                            and Director
                            (Principal Executive Officer and
                            Principal Accounting an Financial
                            Officer)