Form 10QSB
period 2004-07-31
OTHNET INC
filed 2004-09-20
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                           FORM 10-QSB


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 2004

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

 Common, $.001 par value per share: 22,514,279 outstanding as of
                         August 31, 2004

              PART I  -  FINANCIAL INFORMATION


Item 1.     Financial Statements


                        OTHNET, INC.

               Index to Financial Information

                 Period Ended July 31, 2004



          Item                                    Page

Item 1 -    Financial Statements


Unaudited Consolidated Balance Sheet                3


Unaudited Consolidated Statements
of Expenses                                         4

Unaudited Statements of Cash Flows                  5

Unaudited Notes to Financial Statements             6


Item 2 -    Management's Discussion and
            Analysis or Plan of Operation           8


Item 3 -    Controls and Procedures                 10

                          OTHNET, INC.
                   CONSOLIDATED BALANCE SHEET
                          July 31, 2004
                           (unaudited)



     ASSETS

Current Assets
 Cash                                               $    409,069
 Notes receivable                                      1,519,521
                                                    ------------
      Total Assets                                  $  1,928,590
                                                    ============


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                   $    266,722
 Accounts payable to related parties                     106,002
 Accrued expenses                                        125,184
 Notes payable, net of $1,116,003 unamortized discount   973,997
                                                    ------------
      Total Current Liabilities                        1,471,905
                                                    ------------
Stockholders' Deficit
 Preferred stock, $.001 par, 2,000,000 shares authorized,
     none issued and outstanding
 Common stock, $.001 par value, 40,000,000 shares
    authorized, 21,914,279 issued and outstanding         21,914
 Additional paid in capital                           14,878,236
 Accumulated other comprehensive income                   63,029
 Retained deficit                                    (14,506,494)
                                                    ------------
      Total Stockholders' Deficit                        456,685
                                                    ------------
      Total Liabilities and Stockholders' Deficit   $  1,928,590
                                                    ============

                          OTHNET, INC.
               CONSOLIDATED STATEMENTS OF EXPENSES
            Three Months Ended July 31, 2004 and 2003
                           (unaudited)



                                                            2004         2003
                                                     -----------      -----------

Operating Expenses
  General and administrative                         $  (181,958)     $   (35,458)
                                                     -----------      -----------
Loss from operations                                    (181,958)         (35,458)

Other Income (Expense)
   Debt forgiveness                                       36,764              -
  Interest income                                         19,520              -
  Interest expense                                      (168,546)             -
                                                     -----------      -----------
Net Loss                                                (294,220)         (35,458)

Other Comprehensive Income (Expense)
  Foreign currency translation adjustment                    (51)             (42)
                                                     -----------      -----------
Net Comprehensive Loss                               $  (294,271)     $   (35,500)
                                                     ===========      ===========


Basic and diluted net loss per common share          $     (0.02)     $     (0.00)

Weighted average common shares outstanding            17,364,279       17,264,279


                          OTHNET, INC.
                    STATEMENTS OF CASH FLOWS
            Three Months Ended July 31, 2004 and 2003
                           (unaudited)


                                              2004                 2003
                                          -----------           -----------

Cash Flows From Operating Activities
 Net loss                                 $  (294,220)       $    (35,458)
 Adjustments to reconcile net loss
    to net cash used in operating activities:
   Debt forgiveness                           (36,764)                 -
   Amortization of discount on notes payable  144,613
   Changes in:
    Accounts payable                            9,717              12,250
    Accrued expenses                           26,434              23,250
    Interest receivable                       (19,521)                 -
                                          -----------           -----------
Net Cash Used In Operating Activities        (169,741)                 42
                                          -----------           -----------

Cash Flows From Investing Activities
   Loans to AVP                            (1,500,000)                 -
                                          -----------           -----------
Net Cash Used In Investing Activities      (1,500,000)                 -
                                          -----------           -----------

Cash Flows From Financing Activities
 Proceeds from notes payable                2,060,000                  -
                                          -----------           -----------
Net Cash Provided by Financing Activities   2,060,000                  -
                                          -----------           -----------
Effect of exchange rate changes on cash           (51)                 (42)
                                          -----------           -----------
NET CHANGE IN CASH                            390,208                  -
 Cash balance, beginning                       18,861                  733
                                          -----------           -----------
 Cash balance, ending                     $   409,069           $      733
                                          ===========           ===========


                          OTHNET, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Othnet, Inc. ("Othnet") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Othnet's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004, as reported in the 10-KSB, have been omitted.


NOTE 2 - AGREEMENTS

Notes Receivable

On June 29, 2004, Othnet signed an agreement to merge with Association of Volleyball Professionals, Inc. ("AVP"). The agreement is contingent upon certain financing agreements in which Othnet will loan AVP $2,000,000 of an original total offering of $2,300,000. Additionally, Othnet will be obligated to raise another $2,000,000 to $4,000,000 subsequent to the original offering. As of July 31, 2004 date, Othnet loaned AVP a total of $1,500,000 in 10% convertible notes. The notes mature on June 3, 2005 and may be converted to common stock at $.56 per share.

Notes Payable

In association with this financing agreement, Othnet issued $2,060,000 in 10% convertible notes to investors. Each note was issued with two shares of common stock and two warrants for every dollar in principal, which resulted in the issuance of 4,120,000 shares of common stock and 4,120,000 warrants. The warrants have an exercise price of $.21 per share, and expire in two years.
The notes mature on June 3, 2005, and are convertible at the holder's option at any time for $.56 per share. The notes were discounted by $1,260,616 for the relative fair value of the common stock and warrants issued, as well as their beneficial conversion feature. The discount is amortized over the life of the note as interest expense. As of July 31, 2004, $144,613 of the discount has been amortized. A summary is as follows:

           Previous notes payable balance$     30,000
           Amount of proceeds received      2,060,000
           Amount of discount              (1,260,616)
           Amount of discount amortized
              to July 31, 2004                144,613
                                          -----------
           Amount shown as of
              July 31, 2004               $   973,997
                                          ===========

NOTE 3 - DEBT RELEASE

Othnet had total debt forgiveness of $48,514 for the quarter ending July 31, 2004. $36,764 was forgiven from unrelated parties, and classified as other income. $11,750 was forgiven from related parties, and adjusted to additional paid in capital.


NOTE 4 - SUBSEQUENT EVENTS

Othnet loaned $500,000 to AVP in connection with the merger agreement. Additionally, Othnet borrowed $300,000 from investors. The terms of the loans and notes are consistent with the financing agreements in Note 2. The $300,000 will be discounted by $269,517. The discount will be amortized over the life of the note.

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

     The following discussion of the Company's financial condition and results of operations is based on the Company's
Financial Statements and the related notes thereto.

Forward-Looking Statements

     This Form 10-QSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business" of the Company's Annual Report on Form 10-KSB for the year ended April 30, 2004. Except as required by the Federal Securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or for any other reason.

Results of Operations

      The Company reported no revenue from operations for the three months ended July 31, 2004 and July 31, 2003.

      There were operating expenses for the three months ended July 31, 2004 of $182,000 compared to operating expenses of $35,000 for the three months ended July 31, 2003. Such operating expenses for the three months ended July 31, 2004 and July 31, 2003 were comprised of general and administrative expenses.

     During the three months ended July 31, 2004, the Company had other income comprised of debt forgiveness of $37,000 and interest income of $20,000. In addition, the Company had interest expense of $169,000 for the three months ended July 31, 2004 due to the Bridge Financing (see below) raised in the quarter. There were no comparable income items or interest expense for the three months ended July 31, 2003.

     The Company had a net comprehensive loss of $294,000 for the three months ended July 31, 2004 compared to a net comprehensive loss of $36,000 for the three months ended July 31, 2003. The change in net loss is primarily due to the increases in operating expenses and interest expense, partially offset by the other income items, all as described above.

Liquidity and Capital Resources

     Since 2002, the Company has had no business operations other than to locate and consummate a merger or acquisition with a private entity. In December 2003, the Company entered into a letter of intent with Pro Sports & Entertainment, Inc., a California corporation ("Pro Sports"), to acquire all of the outstanding capital stock of Pro Sports in exchange for which the shareholders of Pro Sports would receive shares of capital stock of the Company. In April 2004, the Company and Pro Sports ceased their negotiations in connection with such proposed transaction.

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

       AVP owns and operates professional beach volleyball activities in the United States involving the top U.S. men's and women's beach volleyball professionals, including tournaments, sponsorships sales, broadcast rights, licensing and trademark agreements, sales of food, beverage and merchandise at the tournaments, player contracts and other associated activities. AVP has developed a national platform for beach volleyball and will host 12 men's tournaments and 12 women's tournaments throughout the United States in 2004. AVP has more than 175 of the top professional players under exclusive contracts and has a sizable and growing base of spectators and television viewers that represents an attractive audience for national, regional and local sponsors.

      The completion of the Reverse Merger is subject to a number of conditions including, but not limited to, the raising of certain financing. Subsequent to the end of fiscal 2004, the Company began to raise certain private financing (consisting of convertible debt, shares and warrants) (the "Bridge Financing") and has loaned certain amounts to AVP.

      Pursuant to the Bridge Financing, during the months of June through August 2004, the Company raised $2,360,000 through the sale of units ($2,060,000 was raised as of July 31, 2004 and $300,000 was raised in August 2004). Each unit consisted of a One Hundred Thousand Dollar ($100,000) Principal Amount of a 10% Convertible Promissory Note due one year from its issuance (the "Bridge Notes"), 200,000 shares of Common Stock and 200,000 Common Stock Purchase Warrants (the "Bridge Warrants"). The
Bridge Notes are convertible at the lesser of (i) $0.56 per share, or (ii) 85% of the selling price of the Company's Common Stock per share (or comparable conversion price in the event another convertible security is sold) in the Company's next round of financing. The Bridge Warrants entitle the holder thereof to purchase at any time beginning from the date of issuance through two years thereafter one share of Common Stock at a price of $0.21 per share. Pursuant to the Merger Agreement, Othnet was required to loan AVP $2,000,000 (the "AVP Bridge Loan") of the proceeds from the Bridge Financing. During the quarter ended July 31, 2004, the Company loaned $1,500,000 from the proceeds of the Bridge Financing to AVP and, in August 2004, loaned the balance of $500,000 as required pursuant to the Merger Agreement. The AVP Bridge Loan carries a 10% interest rate and has a maturity date of June 3, 2005.

      Pursuant to the Merger Agreement, AVP is not required to consummate the Reverse Merger if the Company does not raise a minimum of $4,360,000 (inclusive of any principal amount of Bridge Notes due June 2005 issued by the Company that are converted into shares of Common Stock). As a result, the Company intends to effect another private financing which it hopes can be effected during the current fiscal quarter.

      Assuming the raising of the additional financing and completion of the Merger, the shareholders of AVP will own, as mentioned above, a majority equity interest in the Company. Although the Merger Agreement has been signed, there can be no assurance that the additional required financing will be obtained or that the Reverse Merger will be completed.

      On July 31, 2004, the Company had cash of $409,000 and working capital of $457,000.

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

Item 1.Legal Proceedings.

     None.

Item 2.Changes in Securities.

      During the months of June through August 2004, the Company raised $2,360,000 through the sale of units to certain private investors ($2,060,000 was raised as of July 31, 2004 and $300,000 was raised in August 2004). Each unit consisted of a One Hundred Thousand Dollar ($100,000) Principal Amount of a 10% Convertible Promissory Note due one year from its issuance (the "Bridge Notes"), 200,000 shares of Common Stock (the "Bridge Stock") and 200,000 Common Stock Purchase Warrants (the "Bridge Warrants"). Accordingly, 4,720,000 shares of Bridge Stock and 4,720,000 Bridge Warrants were issued. The Bridge Notes are convertible at the lesser of (i) $0.56 per share, or (ii) 85% of the selling price of the Company's Common Stock per share (or comparable conversion price in the event another convertible security is sold) in the Company's next round of financing. The Bridge Warrants entitle the holder thereof to purchase at any time beginning from the date of issuance through two years thereafter one share of Common Stock at a price of $0.21 per share. All of the securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

Item 3.Defaults Upon Senior Securities.

     None.

Item 4.Submission of Matters to a Vote of Security-Holders.

     None.

Item 5.Other Information.

     None.

Item 6.Exhibits and Reports on Form 8-K.

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



                                   OTHNET, INC.
                                   (Registrant)



Dated: September 20, 2004      By:  /s/ Jeffrey Wattenberg
                                    Jeffrey Wattenberg,
                                    President, Chief Executive
                                    Officer and Secretary
                                    (Principal Executive Officer and
                                    Principal Accounting and
                                    Financial Officer)