Form 10QSB
period 2004-10-31
OTHNET INC
filed 2004-12-17
CIK 930817

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                           FORM 10-QSB


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2004

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

 Common, $.001 par value per share: 22,514,279 outstanding as of
                        November 30, 2004

             PART I  -  FINANCIAL INFORMATION


Item 1.     Financial Statements


                        OTHNET, INC.

               Index to Financial Information

               Period Ended October 31, 2004



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

                          OTHNET, INC.
                   CONSOLIDATED BALANCE SHEET
                        October 31, 2004
                           (unaudited)



     ASSETS

Current Assets
 Cash                                                $    18,255
 Notes receivable                                      2,068,468
                                                    ------------
      Total Assets                                  $  2,086,723
                                                    ============


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                   $    266,981
 Accounts payable to related parties                     106,002
 Accrued expenses                                        191,597
 Notes payable, net of $980,748 unamortized discount   1,409,252
 Miscellaneous payables                                   10,276
                                                    ------------
      Total Current Liabilities                        1,984,108
                                                    ------------
Stockholders' Equity
 Preferred stock, $.001 par, 2,000,000 shares authorized,
     none issued and outstanding
 Common stock, $.001 par value, 40,000,000 shares
    authorized, 22,514,279 issued and outstanding         22,514
 Additional paid in capital                           15,147,154
 Accumulated other comprehensive income                   62,875
 Retained deficit                                    (15,129,928)
                                                    ------------
      Total Stockholders' Equity                         102,615
                                                    ------------
      Total Liabilities and Stockholders' Deficit   $  2,086,723
                                                    ============

                          OTHNET, INC.
               CONSOLIDATED STATEMENTS OF EXPENSES
      Three and Six Months Ended October 31, 2004 and 2003
                           (unaudited)



                       Three Months             Six Months
                    Ended October 31,       Ended October 31,

                      2004       2003        2004        2003
                 -----------  ----------- ----------- -----------

General &
Administrative   $ 208,673     $ 35,297  $   390,631    $  70,755
                 -----------  ----------- ----------- -----------
 Loss from
 operations       (208,673)     (35,297)    (390,631)     (70,755)



Other Income (Expense)
 Debt forgiveness       -            -        36,764           -
 Interest income    48,923           -        68,443           -
 Interest expense (463,685)          -      (632,232)          -
                 ------------   ----------  ----------- -----------
Net Loss         $ 623,435)   $ (35,297)   $(917,655)   $ (70,755)


Other Comprehensive
Income (Loss)
 Foreign currency
 translation
 adjustment             -          (107)           -         (149)
                 -----------   ----------- ----------- -----------
Net Comprehensive
 Loss            $(623,435)    $ (35,404)  $(917,655)   $ (70,904)
                 ===========   =========== =========== ===========


Basic and diluted income
 (loss) per share   $(.03)         $(.00)      $(.05)       ($.00)

Weighted average common
 shares
 outstanding    19,393,279     17,264,279   17,954,279   17,264,279


                          OTHNET, INC.
                    STATEMENTS OF CASH FLOWS
           Six Months Ended October 31, 2004 and 2003
                           (unaudited)


                                              2004                2003
                                          -----------          -----------

Cash Flows From Operating Activities
 Net loss                                 $  (917,655)      $   (70,755)
 Adjustments to reconcile net loss
    to net cash used in operating activities:
   Debt forgiveness                           (36,764)               -
   Amortization of discount on notes payable  549,385
   Changes in:
    Accounts payable                           20,254            18,950
    Accrued expenses                           92,846            46,500
    Interest receivable                       (68,468)               -
                                          -----------           -----------
Net Cash Used In Operating Activities        (360,402)           (5,305)
                                          -----------           -----------

Cash Flows From Investing Activities
   Loans to AVP                            (2,000,000)               -
                                          -----------           -----------
Net Cash Used In Investing Activities      (2,000,000)               -
                                          -----------           -----------

Cash Flows From Financing Activities
 Advances from related parties                      -            5,425
 Proceeds from notes payable                2,360,000              -
                                          -----------           -----------
Net Cash Provided by Financing Activities   2,360,000            5,425
                                          -----------           -----------
Effect of exchange rate changes on cash          (204)            (150)
                                          -----------           -----------
NET CHANGE IN CASH                               (606)             (30)
 Cash balance, beginning                       18,861              733
                                          -----------           -----------
 Cash balance, ending                     $    18,255           $  703
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


NOTE 2 - AGREEMENTS

Notes Receivable

On June 29, 2004, Othnet signed an agreement to merge with Association of Volleyball Professionals, Inc. ("AVP"). The agreement is contingent upon certain financing agreements in which Othnet loans AVP $2,000,000 of an original total offering of $2,300,000. Additionally, Othnet is obligated to raise another $2,000,000 to $4,000,000 subsequent to the original offering. As of October 31, 2004, Othnet has loaned AVP a total of $2,000,000 in 10% convertible notes. The notes mature on June 3, 2005, may be converted to common stock at $.56 per share and have no collateral.

Notes Payable

In association with this financing agreement, Othnet issued $2,360,000 in 10% convertible notes to investors. Each note was issued with two shares of common stock and two warrants for every dollar in principal, which resulted in the issuance of 4,720,000 shares of common stock and 4,720,000 warrants. The warrants have an exercise price of $.21 per share, and expire in two years.
The notes mature on June 3, 2005, and are convertible at the holder's option at any time for $.56 per share. The notes were discounted by $1,530,123 for the relative fair value of the common stock and warrants issued, as well as their beneficial conversion feature. The discount is amortized over the life of the note as interest expense. As of October 31, 2004, $549,385 of the discount has been amortized. A summary is as follows:

           Previous notes payable balance$     30,000
           Amount of proceeds received      2,360,000
           Amount of discount              (1,530,123)
           Amount of discount amortized
              to October 31, 2004             549,385
                                          -----------
           Amount shown as of
           October 31, 2004$                1,409,252
                                          ===========

NOTE 3 - DEBT RELEASE

Othnet had total debt forgiveness of $48,514 for the quarter ending July 31, 2004. $36,764 was forgiven by unrelated parties, and classified as other income. $11,750 was forgiven by related parties, and adjusted to additional paid in capital.

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

Results of Operations

      The Company reported no revenue from operations for the three and six months ended October 31, 2004 and October 31, 2003.

      There were operating expenses for the three and six months ended October 31, 2004 of $209,000 and $391,000, respectively, compared to operating expenses of $35,000 and $71,000, respectively, for the three and six months ended October 31, 2003. Such operating expenses for the three and six months ended October 31, 2004 and October 31, 2003 were comprised of general and administrative expenses.

      During the three and six months ended October 31, 2004, the Company had interest income of $49,000 and $68,000, compared to no interest income for the three and six months ended October 31, 2003. The Company also had other income for the six months ended October 31, 2004 comprised of debt forgiveness of $37,000 which occurred in the quarter ended July 31, 2004. There was no comparable debt forgiveness for the three and six months ended October 31, 2003. In addition, the Company had interest expense of $464,000 and $632,000 for the three and six months ended October 31, 2004 due to the Bridge Financing (see below) raised in the six months ended October 31, 2004. There was no comparable interest expense for the three and six months ended October 31, 2003.

      The Company had a net comprehensive loss of $623,000 and $918,000 for the three and six months ended October 31, 2004 compared to a net comprehensive loss of $35,000 and $71,000 for the three and six months ended October 31, 2003. The change in net loss is primarily due to the increases in operating expenses and interest expense, partially offset by the other income items, all as described above.

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

     AVP owns and operates professional beach volleyball activities in the United States involving the top U.S. men's and women's beach volleyball professionals, including the women's gold and bronze medalists in the 2004 Olympic Games. AVP's activities include: tournaments, sponsorship sales, broadcast rights, licensing and trademark agreements, sales of food, beverage and merchandise at the tournaments, player contracts and other associated activities. AVP has developed a national platform for beach volleyball and produced 12 men's tournaments and 12 women's tournaments throughout the United States in 2004. AVP has more than 125 of the top professional players under exclusive contracts and has a sizable and growing base of spectators and television viewers that represents an attractive audience for national, regional and local sponsors.

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

      Pursuant to the Merger Agreement, AVP is not required to consummate the Reverse Merger if the Company does not raise a minimum of $4,360,000 (inclusive of any principal amount of Bridge Notes due June 2005 issued by the Company that are converted into shares of Common Stock). With regard to the additional financing needed to consummate the Reverse Merger, the Company intends to effect another private financing. Pursuant to an agreement signed as of November 10, 2004, AVP has agreed that it will not exercise any termination rights under the Merger Agreement until January 14, 2005 and shall not have the right to exercise any such termination rights in the event the additional financing is raised on or before January 14, 2005. AVP has also agreed that in the event it should exercise its termination rights in a manner consistent with the above, the AVP Bridge Loan shall be due upon the earlier of (i) AVP raising a minimum of $4,000,000 through any financing or financings, or (ii) June 3, 2005.

      Assuming the raising of the additional financing and completion of the Merger, the shareholders of AVP will own, as mentioned above, a majority equity interest in the Company. However, there can be no assurance that the additional required financing will be obtained or that the Reverse Merger will be completed.

      On October 31, 2004, the Company had cash of $18,000 and working capital of $102,615.

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



                                   OTHNET, INC.
                                   (Registrant)



Dated: December 15, 2004      By: /s/ Jeffrey Wattenberg
                                  Jeffrey Wattenberg,
                                  President, Chief Executive
                                  Officer and Secretary
                                  (Principal Executive Officer and
                                  Principal Accounting and
                                  Financial Officer)