Form 10QSB
period 2005-01-31
OTHNET INC
filed 2005-03-22
CIK 930817

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission file number 0-26454

                                    AVP, INC.

        (Exact name of Small Business Issuer as Specified in its Charter)

              Delaware                                98-0142664
   (State or other jurisdiction of     (I.R.S. Employer Identification Number)
   incorporation or organization)

                          6100 Center Drive, Suite 900

                          Los Angeles, California 90045

                    (Address of Principal Executive Offices)

                                 (310) 426-8000

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

Common Stock, $.001 par value per share: 22,514,742 outstanding as of March 21, 2005.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           AVP, INC. f/k/a OTHNET, INC.
                         Index to Financial Information
                          Period Ended January 31, 2005

                                                                            Page

Item 1 -          Financial Statements                                        2

                  Unaudited Consolidated Balance Sheet                        3

                  Unaudited Consolidated Statements of Expenses               4

                  Unaudited Statements of Cash Flows                          5

                  Unaudited Notes to Financial Statements                     6

Item 2 -          Management's Discussion and Analysis or Plan of Operation   8

Item 3 -          Controls and Procedures                                    10

                          AVP, INC. f\k\a OTHNET, INC.

                           CONSOLIDATED BALANCE SHEET
                                January 31, 2005

                                   (unaudited)

         ASSETS

Current Assets
    Cash                                                       $      4,217
    Notes receivable from related party                           2,118,880
                                                               ------------
             Total Assets                                      $  2,123,097
                                                               ============


         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

    Accounts payable                                           $    303,638
    Accounts payable to related parties                             106,002
    Accrued expenses                                                269,332
    Notes payable, net of $561,069 unamortized discount           1,828,921
    Miscellaneous payables                                           10,276
                                                               ------------
             Total Current Liabilities                            2,518,169
                                                               ------------
Stockholders' Equity

    Preferred stock, $.001 par, 2,000,000 shares authorized,
     none issued and outstanding
    Common stock, $.001 par value, 40,000,000 shares
        authorized, 22,514,279 issued and outstanding                22,514
    Additional paid in capital                                   15,147,154
    Accumulated other comprehensive income                           62,906
    Retained deficit                                            (15,627,646)
                                                               ------------
             Total Stockholders' Deficit                           (395,072)
                                                               ------------
             Total Liabilities and Stockholders' Deficit       $  2,123,097
                                                               ============

                          AVP, INC. f\k\a OTHNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              Three and Nine Months Ended January 31, 2005 and 2004
                                   (unaudited)

                                      Three Months                   Nine Months
                                    Ended January 31,              Ended January 31,

                                  2005            2004            2005            2004
                             ------------    ------------    ------------    ------------
General & Administrative     $     68,225    $     41,507    $    458,856    $    112,263
                             ------------    ------------    ------------    ------------
    Loss from operations          (68,225)        (41,507)       (458,856)       (112,263)

Other Income (Expense)

    Debt forgiveness                   --              --          36,764              --
    Interest income                50,412              --         118,855              --
    Interest expense             (479,904)             --      (1,112,135)             --
                             ------------    ------------    ------------    ------------
Net Loss                         (497,717)        (41,507)     (1,415,372)       (112,263)


Other Comprehensive
Income (Loss)

    Foreign currency
    translation adjustment            (31)             18            (174)           (131
                             ------------    ------------    ------------    ------------
Net Comprehensive Loss       $   (497,748)   $    (41,489)   $ (1,415,546)   $   (112,394)
                             ============    ============    ============    ============


Basic and diluted income
    (loss) per share         $       (.02)   $       (.00)   $       (.07)   $       (.01)

Weighted average common

    shares outstanding         22,514,279      17,297,613      19,724,279      17,275,390

                          AVP, INC. f\k\a OTHNET, INC.
                            STATEMENTS OF CASH FLOWS
                   Nine Months Ended January 31, 2005 and 2004
                                   (unaudited)

                                                        2005            2004
                                                    ------------    ------------
Cash Flows From Operating Activities

    Net loss                                        $ (1,415,372)   $   (112,263)
    Adjustments to reconcile net loss
        to net cash used in operating activities:
      Debt forgiveness                                   (36,764)             --
      Amortization of discount on notes payable
     and beneficial conversion feature                   969,054              --
      Changes in:
        Accounts payable                                  56,910          16,387
        Accrued expenses                                 170,582          49,750
        Interest receivable                             (118,880)          3,640
                                                    ------------    ------------
Net Cash Used In Operating Activities                   (374,470)        (42,486)
                                                    ------------    ------------

Cash Flows From Investing Activities

   Loans to AVP                                       (2,000,000)             --
                                                    ------------    ------------
Net Cash Used In Investing Activities                 (2,000,000)             --
                                                    ------------    ------------

Cash Flows From Financing Activities

    Advances from related parties                             --           6,675
    Proceeds from notes payable                        2,360,000          67,243
    Stock issued with Note Payable                            --          18,000
    Warrants issued with Note Payable                         --          14,757
                                                    ------------    ------------
Net Cash Provided by Financing Activities              2,360,000         106,675
                                                    ------------    ------------
Effect of exchange rate changes on cash                     (174)           (131)
                                                    ------------    ------------
NET CHANGE IN CASH                                       (14,644)         64,058
    Cash balance, beginning                               18,861             733
                                                    ------------    ------------
    Cash balance, ending                            $      4,217    $     64,791
                                                    ============    ============

SUPPLEMENTAL DISCLOSURES
    Debt forgiveness from related party             $     11,750    $         --
    Relative fair value of warrants discount           1,266,071              --
    Beneficial conversion feature discount               264,062              --
    Stock issued for debt                                137,600              --
    Cash paid for interest                                 3,750              --

                          AVP, INC. f\k\a OTHNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of AVP, Inc. f\k\a Othnet, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in AVP, Inc's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004, as reported in the Form 10-KSB as previously filed with the SEC, have been omitted.

NOTE 2 - AGREEMENTS

Notes Receivable

On June 29, 2004, AVP, Inc. signed an agreement to merge with Association of Volleyball Professionals, Inc. ("AVP"). The agreement is contingent upon certain financing agreements in which AVP, Inc. loans AVP $2,000,000 of an original total offering of $2,300,000. Additionally, AVP, Inc. is obligated to raise another $2,000,000 to $4,000,000 subsequent to the original offering. As of January 31, 2005, AVP, Inc. has loaned AVP a total of $2,000,000 in 10% convertible notes. The notes mature on June 3, 2005, may be converted to common stock at $.56 per share and have no collateral.

Notes Payable

In association with this financing agreement, AVP, Inc. issued $2,360,000 in 10% convertible notes to investors. Each note was issued with two shares of common stock and warrants to buy two shares of common stock for every dollar in principal, which resulted in the issuance of 4,720,000 shares of common stock and warrants to buy 4,720,000 shares of common stock. The warrants have an exercise price of $.21 per share, and expire in two years. The notes mature on June 3, 2005, and are convertible at the holder's option at any time at the lesser of $.56 per share, or 85% of the selling price of the AVP, Inc. 's common stock per share (or comparable conversion price in the event another convertible security is sold) in the AVP, Inc.'s next round of financing. The notes were discounted by $1,530,123 for the relative fair value of the common stock and warrants issued, as well as their beneficial conversion feature. The discount is amortized over the life of the note as interest expense. As of January 31, 2005, $969,054 of the discount has been amortized. A summary is as follows:

                     Previous notes payable balance            $    30,000
                     Amount of proceeds received                 2,360,000
                     Amount of discount                         (1,530,123)
                     Amount of discount amortized
                        to January 31, 2005                        969,054
                                                               -----------
                     Balance at January 31, 2005               $ 1,828,921
                                                               ===========

NOTE 3 - DEBT RELEASE

AVP, Inc. had total debt forgiveness of $48,514 for the nine months ended January 31, 2005. $36,764 was forgiven by unrelated parties, and classified as other income. $11,750 was forgiven by related parties, and adjusted to additional paid in capital.


NOTE 4 - SUBSEQUENT EVENTS

On February 28, 2005, the registrant, AVP, Inc., amended and consummated its Agreement and Plan of Merger dated as of June 29, 2004 (the "Merger Agreement") among the registrant, Othnet Merger Sub, a wholly owned subsidiary of the registrant, and AVP. As a result of the merger, the registrant issued to AVP stockholders a total of 631,253 shares of AVP, Inc. Series A Preferred Stock, which will be converted automatically into the registrant's common stock upon authorization of a sufficient amount of common stock, at a rate of 243 shares of common stock for each share of Series A Preferred Stock. In connection with the merger, AVP changed its name to AVP Pro Beach Volleyball Tour, Inc. and the registrant changed its name from Othnet, Inc. to its current name. In addition, holders of approximately $2,000,000 principal amount of the 10% convertible notes converted the notes, and the registrant consummated a $5,000,000 Series B Preferred Stock financing.

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

Background

      AVP, Inc. was originally incorporated under the name Malone Road Investments, Ltd., on August 6, 1990 in the Isle of Man. The corporation was redomesticated in the Turks and Caicos Islands in 1992, and subsequently domesticated as a Delaware corporation in 1994. Pursuant to Delaware law, the corporation is deemed to have been incorporated in Delaware as of the date of its formation in the Isle of Man. The company changed its name to PL Brands, Inc. in 1994; changed its name to Othnet, Inc. in March 2001; and changed its name to the current one on March 9, 2005. For convenience, we will use the name "Othnet" or the "Company" to refer to the registrant through the date of change to its current name.

Results of Operations

      The Company reported no revenue from operations for the three and nine months ended January 31, 2005 and January 31, 2004.

      There were operating expenses for the three and nine months ended January 31, 2005 of $68,000 and $459,000, respectively, compared to operating expenses of $42,000 and $112,000, respectively, for the three and nine months ended January 31, 2004. Such operating expenses for the three and nine months ended January 31, 2005 and January 31, 2004 were comprised of general and administrative expenses.

      During the three and nine months ended January 31, 2005, the Company had interest income of $50,000 and $119,000, compared to no interest income for the three and nine months ended January 31, 2004. The Company also had other income for the nine months ended January 31, 2005 comprised of debt forgiveness of $37,000 which occurred in the quarter ended July 31, 2004. There was no comparable debt forgiveness for the three and nine months ended January 31, 2004. In addition, the Company had interest expense of $480,000 and $1,112,000 for the three and nine months ended January 31, 2005 due to the Bridge Financing (see below) raised in the nine months ended January 31, 2005. There was no comparable interest expense for the three and nine months ended January 31, 2004.

      The Company had a net comprehensive loss of $498,000 and $1,415,000 for the three and nine months ended January 31, 2005 compared to a net comprehensive loss of $41,000 and $112,000 for the three and nine months ended January 31, 2004. The change in net loss is primarily due to the increases in operating expenses and interest expense, partially offset by the other income items, all as described above.

Liquidity and Capital Resources

      On January 31, 2005, the Company had cash of $4,000 and a working capital deficit of $395,000.

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

      Subsequent to the end of fiscal 2004, on June 29, 2004, the Company signed a Merger Agreement (the "Merger Agreement") with AVP Pro Beach Volleyball Tour, Inc., f/k/a Association of Volleyball Professionals, Inc., a Delaware corporation ("AVP"), pursuant to which at closing AVP would merge into Othnet Merger Sub, Inc. (a wholly owned subsidiary of Othnet formed for the purpose of such transaction) ("Othnet Merger Sub"), the result of which AVP would become a wholly owned subsidiary of the Company and the operations of AVP would become the operations of the Company with AVP's stockholders owning a majority of the Company's stock (the "Merger"). The completion of the Merger was subject to a number of conditions including, but not limited to, the raising of certain financing. See "Recent Developments" below for information on the completion of the Merger and the raising of private financing.

Recent Developments

      On February 28, 2005, Othnet Merger Sub and AVP consummated the Merger as a result of which AVP became the Company's wholly owned subsidiary, and the Company issued to AVP stockholders Othnet Series A Convertible Preferred Stock, which will be converted automatically into Othnet common stock upon authorization of a sufficient amount of common stock. As a result of the Merger, the Company changed its name to AVP, Inc. on March 9, 2005.

      As required by the Merger Agreement, in the second half of 2004, the Company issued $2.36 million principal amount of 10% convertible notes and lent $2,000,000 of the proceeds of the notes to AVP (the notes were issued in units that included common stock and common stock purchase warrants). It was a condition to the closing of the Merger, among other things, that at least $2,000,000 principal amount of the notes (and accrued interest) were converted into Othnet Series A Preferred Stock. Another condition was the closing of a $5,000,000 private placement of units of Othnet Series B Convertible Preferred Stock and common stock purchase warrants, which occurred concurrently with the Merger closing. Each share of Series A Preferred Stock and Series B Preferred Stock is convertible into 243 shares of common stock and carries the number of votes that equals the number of shares into which it is convertible, except that, until the authorization of additional shares of common stock, the Series B Preferred Stock will carry ten times the vote per share that it otherwise would carry.

      Upon consummation of the Merger and the private offering, AVP's former stockholders (including holders of stock options and stock purchase warrants) beneficially owned 61.2% of all Company common stock beneficially owned by all beneficial owners of Company capital stock.

      Pursuant to the Merger Agreement, the Company's sole officer and director resigned his officer positions and elected AVP's designees as executive officers. The director also elected AVP's designees, effective March 25, 2005, following filing and distribution of a statement pursuant to Exchange Act Rule 14f-1. The Company's pre-merger director will continue to serve on the board for at least two years.

      AVP owns and operates every significant beach volleyball event in the United States, and the AVP Tour is the sole internationally recognized U.S. professional beach volleyball tour. Almost all of the top U.S. men's and women's beach volleyball professionals, including the women's gold and bronze medalists in the 2004 Olympic Games, compete in AVP's matches. AVP's business includes establishing and managing tournaments; sponsorship sales and sales of broadcast, licensing, and trademark rights; sales of food, beverage, and merchandise at the tournaments; contracting with players in the tour; and associated activities.

      AVP produced 12 men's and 12 women's professional beach volleyball tournaments throughout the United States in 2004. AVP has more than 125 of the top professional players under exclusive contracts, as well as a sizable and growing base of spectators and television viewers that represents an attractive audience for national, regional, and local sponsors.

      AVP believes that beach volleyball has potential for continuing growth, because of its popularity with a demographic group considered highly desirable by advertisers--educated, affluent, 18 to 34 year-old, consumers. Moreover, beach volleyball enjoys significant popularity in the United States and worldwide and is one of the most popular sports at the Summer Olympics.

Off-Balance Sheet Arrangements

      As part of its ongoing business, the Company does not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      The Company's Chief Executive Officer and Principal Financial Officer have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officers believe that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's three months ended January 31, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Items 1-5.  None.

Item 6.     Exhibits.

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

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 2005.

                            AVP, INC.

                            By:  /s/ Andrew Reif
                                 -----------------------------------
                                 Andrew Reif
                                 Chief Operating Officer and Principal Financial Officer