Form 10KSB
period 2004-12-31
AVP INC
filed 2005-04-12
CIK 930817

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ____________

Commission File Number  005-79737

                                  AVP, INC.
                (Name of small business issuer in its charter)

            Delaware                                   98-0142664
(State or other jurisdiction of          (I.R.S. employer identification number)
         incorporation
        or organization)

      6100 Center Drive, Suite 900
              Los Angeles CA                             90045
(Address of principal executive offices)               (Zip code)


Issuer's telephone number:  (310) 426-8000

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.001 per share
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes
[ ]  No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

      The issuer's revenue, including interest income, for its most recent fiscal year was $12,376,189. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2004 was $7,374,512.

      The number of shares of the issuer's Common Stock outstanding on March 31, 2005 was 22,514,742.

                       DOCUMENTS INCORPORATED BY REFERENCE

                        Part I                  None

                        Part II                 None

                        Part III                Those parts of the
                                                Proxy Statement for 2005
                                                Stockholders Meeting
                                                specified herein to be
                                                incorporated by reference

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                           FORWARD LOOKING STATEMENTS

      This report contains certain forward-looking statements and information relating to AVP, Inc. ("AVP") that are based on the beliefs and assumptions made by AVP's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of AVP with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report under the caption "Uncertainties and Risk Factors" in Item 1. AVP does not intend to update these forward-looking statements.

ITEM 1.  Description of Business.

Business Development

      AVP, Inc. was originally incorporated under the name Malone Road Investments, Ltd., on August 6, 1990 in the Isle of Man. The corporation was redomesticated in the Turks and Caicos Islands in 1992, and subsequently domesticated as a Delaware corporation in 1994. Pursuant to Delaware law, the corporation is deemed to have been incorporated in Delaware as of the date of its formation in the Isle of Man. The company changed its name to PL Brands, Inc. in 1994; changed its name to Othnet, Inc., in March 2001; and changed its name to the current one on March 9, 2005. For convenience, we will use the name "Othnet" or the "Company" to refer to the registrant through the date of change to its current name. Othnet had no business operations other than to attempt to locate and consummate a business combination with an operating company since December 2001.

      AVP Acquisition

      On February 28, 2005, a wholly owned subsidiary of Othnet and AVP Pro Beach Volleyball Tour, Inc., f/k/a Association of Volleyball Professionals, Inc., a Delaware corporation (the "Association"), consummated a merger pursuant to an Agreement and Plan of Merger dated as of June 29, 2004, as amended. The name of the subsidiary before it merged with AVP was Othnet Merger Sub, Inc. As a result of the merger, the Association became Othnet's wholly owned subsidiary, and Othnet issued to Association stockholders Othnet Series A Convertible Preferred Stock, which will be converted automatically into Othnet common stock upon authorization of a sufficient amount of common stock.

      In the second half of 2004, Othnet issued $2.36 million principal amount of 10% convertible notes and, as required by the merger agreement, lent $2,000,000 of the proceeds of the notes to the Association (the notes were issued in units that included common stock and common stock purchase warrants). It was a condition to the closing of the merger, among other things, that at least $2,000,000 principal amount of the notes (and accrued interest) were converted into Othnet Series A Preferred. Another condition was the closing of a $5,000,000 private placement of units of Othnet Series B Convertible Preferred Stock and common stock purchase warrants, which occurred concurrently with the merger closing. Each share of Series A Preferred and Series B Preferred is convertible into 243 shares of common stock and carries the number of votes that equals the number of shares into which it is convertible, except that, until the authorization of additional shares of common stock, the Series B Preferred will carry ten times the vote per share that it otherwise would carry.

      Upon consummation of the merger and the private offering, the Association's former stockholders (including holders of stock options and stock purchase warrants) beneficially owned 61.2% of all Othnet common stock beneficially owned by all beneficial owners of Othnet capital stock.

      Immediately after the merger, the amount of outstanding Othnet equity securities were as follows:


                                                                          Amount of common stock
                                                                        outstanding or issuable on
                                           Amount of security                   exercise
                                  -----------------------------------  ---------------------------
  Class or type of security

Common stock                                               22,514,742                   22,514,742
Series A Convertible Preferred Stock                          334,485                   81,279,855
Series B Convertible Preferred Stock                          147,364                   35,809,452
                                                                       ---------------------------
                                  Total voting securities outstanding                  139,604,049
Stock options and warrants                                                             155,257,124
                                                                       ---------------------------
                                                                Total                  294,861,173
                                                                       ===========================

      Pursuant to the merger agreement, Othnet's sole officer and director resigned his officer positions and elected the Association's designees as executive officers. The director also elected the Association's designees, effective March 25, 2005, following filing and distribution of a statement pursuant to Exchange Act Rule 14f-1. Othnet's pre-merger director will continue to serve on the board for at least two years. Additional information regarding arrangements between AVP and its directors, executive officers, and principal stockholders is incorporated by reference in Part III.

      In connection with the private placement, Othnet agreed, at its expense, to file a registration statement with the SEC covering resale of the common stock underlying the shares of Series B Preferred, the warrants, and a warrant issued to the placement agent, within 45 days following the closing of the offering and to cause the registration statement to become effective within 120 days from the closing date. If the registration statement is not filed or declared effective in the required time periods following the closing, Othnet must pay to the holders of the Series B Preferred monthly cash equal to 1% of the issue price of the Series B Preferred until the registration statement becomes effective. If the registration statement is not filed or declared effective within 180 days following the date of closing, the monthly payments double.

      In addition, for a period of 18 months from the date of the closing of the offering, subject to conditions, the placement agent has a right of first refusal to lead manage any private or public sale of the Othnet's securities. Othnet also agreed that, if it is a party to any merger, acquisition, or any other business combination within 18 months from the closing of the offering and decides to engage a financial advisor in connection with the transaction, the placement agent will have the exclusive right to act as Othnet's financial advisor and receive customary fees in that capacity.

AVP's Business

      AVP owns and operates every significant professional beach volleyball event in the United States, and the AVP Tour is the sole nationally and internationally recognized U.S. professional beach volleyball tour. Every top U.S. men's and women's beach volleyball professional, including the women's gold and bronze medalists in the 2004 Olympic Games, competes on the AVP Tour. AVP's business includes establishing and managing tournaments; sponsorship sales and sales of broadcast, licensing, and trademark rights; sales of food, beverage, and merchandise at the tournaments; contracting with players in the tour; and associated activities.

      AVP produced 12 men's and 12 women's professional beach volleyball tournaments throughout the United States in 2004. AVP has more than 125 of the top professional players under exclusive contracts, as well as a sizable and growing base of spectators and television viewers that represents an attractive audience for national, regional, and local sponsors. AVP has scheduled 14 events for April through October 2005, to be held in Fort Lauderdale, FL; Tempe, AZ; Austin, TX; Santa Barbara, CA; San Diego, CA; Belmar, NJ; Hermosa Beach, CA; Huntington Beach, CA; Manhattan Beach, CA; Chicago, IL; Las Vegas, NV; Oahu, HA; Cincinnati, OH; and Boulder, CO. The tournaments are returning to each city in which events were held in 2004; the Cincinnati and Boulder events are new for 2005.

      AVP believes that beach volleyball has potential for continuing commercial growth, because of its popularity with a demographic group considered highly desirable by advertisers--educated, affluent, 18 to 34 year-old, consumers. Moreover, beach volleyball enjoys significant popularity in the United States and worldwide and is one of the most popular sports at the Summer Olympics.

      Sources of Revenue.  AVP generates revenue principally as follows:

            o National Sponsorships: AVP currently generates by far the greatest amount of its revenue by selling to national sponsors fully integrated sponsorships, which include both advertising time during live or previously taped broadcasts of AVP's tournaments, and significant on-site exposure at the tournaments in the form of signage, interactive areas, etc. In addition to paying AVP for such advertising time and on-site exposure, sponsors also support the AVP Tour through retail activation (e.g., national in-store promotions featuring the AVP brand), media buys that support the AVP events, and television broadcasts and other promotional activities that support the AVP brand (e.g., national commercials featuring
                  AVP). National sponsors that have renewed their agreements with AVP for 2005 include Nissan, Anheuser-Busch, Pepsi, McDonald's, Microsoft (through 2007), Gatorade, Sirius Radio, Halls, Nature Valley, Nautica, Paul Mitchell and Wilson (through 2008).

                  The amount that AVP charges each national sponsor depends primarily on the number of network or cable advertising units that such national sponsor receives in AVP broadcasts, as well as the exposure that the national sponsor receives on-site at the AVP tournaments. AVP hires independent marketing and promotional valuation companies each season, to measure the benefits that national sponsors receive, and provides the valuation results to the national sponsors, to justify the sponsorship revenues paid by such sponsors. A large majority of AVP sponsors have been in place since 2003 or earlier. In 2004, national sponsorship revenue accounted for 80% of revenue, with one national sponsor accounting for 14% of revenue in 2004 (compared to two national sponsors accounting for 22% and 18% of revenue, respectively, in 2003). AVP primarily conducts national sponsorship sales with its own sales staff.

            o Local Sponsorship Revenue: AVP also receives revenue from local and regional companies seeking to reach AVP's fan base. AVP sells a variety of local packages at various financial levels intended to attract a wide range of businesses in each of the regions and cities where AVP tournaments take place. AVP relies on a combination of local event promoters, the sales forces of local market print, television (including the Fox regional sports network), and radio stations, and AVP's in-house sales staff to make local and regional sales. o Corporate Hospitality: AVP sells corporate hospitality packages called "Beach Club" packages, which consist of reserved seating areas and table seating, food, and beverages.

            o Ticket Sales: AVP increasingly is charging admission for events that previously were free to the general public. In 2004, AVP charged for general admission at 6 of its 12 men's and women's events and charged for reserved seating at all 12 men's and women's events. In 2005, AVP expects to charge admission at 10 of its 14 men's and women's events.

            o Food and Beverage Sales: AVP generates revenue through food, beverage, and beer sales at events where such concession rights are available. Generally, AVP engages a third-party concession operator to conduct this activity.

            o International Television Licensing: AVP retains all international television rights to its network and cable broadcasts. In 2004, AVP events were broadcast in South Korea, Japan, Canada, France, and Latin America. In 2005, AVP has entered into an agreement to broadcast over 60 hours of AVP programming in China.

            o Event Merchandising: AVP sells event merchandise on-site at AVP tournaments as well as through the AVP website. Merchandise includes t-shirts, fitness wear, shorts, swimsuits, sweatshirts, hats, and other apparel. AVP has entered a two-year agreement with Anschutz Entertainment Group ("AEG") for AEG to provide all merchandising services on AVP's behalf at AVP tournaments, as well as to host the AVP online store and assume responsibility for fulfillment. o Trademark Licensing and Other Ancillary Revenue: In addition to merchandising, AVP licenses its trademarks and logos to Wilson Sporting Goods Co., for volleyballs, and Sport Fun, Inc., for volleyball sets.

      Distribution. AVP has distribution agreements with NBC, to broadcast certain AVP events on network television, and with Fox Sports Net to broadcast the remainder of AVP's events on cable and satellite television. By separate agreement, AVP contracts with NBC and Fox for production of the programming.

            o NBC: NBC broadcasted, live, 10 1/2 hours of five AVP events in 2004. AVP paid NBC a per program fee for such broadcast time and reserved for itself all of the commercial units in the broadcasts. AVP and NBC recently agreed to increase the amount of broadcast time to 14 hours in 2005.

            o Fox: Fox Sports Net distributes AVP's programming over cable and satellite television. In 2004, Fox Sports Net broadcast over 40 hours of live or taped programming. AVP and Fox recently entered a production and distribution agreement for 2005 and 2006, pursuant to which Fox agreed to provide increased coverage in both years, and the related production services, in return for the same number of commercial units in the broadcasts as Fox received from the previous agreement. Under this new agreement, Fox receives no compensation, other than the commercial units.

            o Outdoor Life Network: AVP recently entered an agreement with Outdoor Life Network, a cable network distributed in over 60 million households ("OLN"), for OLN to broadcast over 28 hours of coverage of the men's and women's semifinals of the 2005 AVP Tour, the finals being telecast on NBC or Fox, as applicable, and also to provide all production related services. AVP receives several commercial units per hour in return for giving OLN these television rights.

      Marketing. AVP markets and broadcasts its tournaments nationally, regionally, and locally. NBC promotes the network tournaments nationally, while Fox promotes the cable tournaments through its regional network. AVP also makes arrangements with newspapers and radio and television stations to advertise and promote AVP events locally. In addition, AVP engages public relations firms to generate interest and coverage of AVP events and broadcasts.

      AVP maintains contact with volleyball enthusiasts and seeks to increase its fan base through two grassroots programs, AVPNext Amateur and the AVPNext Semi-pro circuit.

      AVPNext Amateur is an outreach program for volleyball players of all skill levels. AVPNext Amateur, through a national network of recreational tournament and league organizers, offers both children and adults of all skill levels the opportunity to participate in the sport of volleyball through weekend tournaments, instructional camps and clinics, and recreational league play.

      AVPNext Semi-pro circuit provides players aspiring to play professionally and high-level amateurs with opportunities to hone their skills against top-flight competition and potentially earn exemptions into AVP professional tournaments. The 2004 AVPNext Semi-pro circuit included 60 semi-professional tournaments across the nation, run by local promoters, that offered modest prize purses, a national ranking, and automatic entries into AVP pro events.

      AVP recently agreed to form a beach volleyball council with USA Volleyball ("USAV"), which is recognized by the Federation International de Volleyball ("FIVB") and the United States Olympic Committee as the national governing body for volleyball in the United States, to oversee the growth and development of beach volleyball in the U. S. In addition to various growth and development initiatives, the council will be responsible for developing and overseeing the Olympics beach volleyball selection process, including the conduct and marketing of any Olympic trials, and selecting athletes to represent the United States in other international beach volleyball competitions.

      Operations. AVP owns and operates all of its events and conducts most AVP Tour operations and logistics in-house. These operations include:

            o Setting up the event, including (i) loading and transporting the equipment to and from each event; (ii) building the volleyball courts; (iii) overseeing construction of stadiums by outside bleacher companies; (iv) mounting signage and inflatables for sponsors; and (v) constructing media, hospitality, and local sponsorship areas;

            o     Addressing local regulations and permits;

            o Coordinating the professional players (including registration for qualifying and main events);

            o     Organizing officials for the event;

            o     Managing the tournament and the spectator experience;

            o     Providing entertainment (e.g., music) at the event;

            o     Providing corporate hospitality; and

            o Providing media support, e.g., statistics from the tournament, press releases, etc.

      To set up an event for a standard three-day tournament scheduled to begin on a Friday, AVP will arrive on Tuesday and require two full days to complete construction. For tournaments that will be telecast live on NBC, AVP generally produces four-day events, and the preparations start one day earlier. AVP owns four semi-trailers to transport all needed event equipment from a central warehouse located in Los Angeles to each site. To manage equipment hauling, AVP schedules AVP Tour events to occur close to one another or to allow sufficient transportation time.

      Each host city requires AVP to obtain a different set of licenses to run an AVP Tour event, a majority of which the city provides without charge. Typical licenses include event; filming; bleacher; fire and police departments; and food and concessions. AVP staff supervises compliance with local regulations and permits.

      AVP's exclusive contracts with more than 125 of the top men and women professional beach volleyball players in the United States prohibit the athletes from competing in non-AVP professional beach volleyball tournaments anywhere in the world, unless specifically agreed to by AVP. Each player is responsible for his or her own housing and travel to and from events. AVP provides players with food during the tournament and makes medical services available in case of injury.

      Other personnel essential to operating a successful event include:

            o     Officials and referees;

            o     Local volunteers to act as scorekeepers and ball retrievers;

            o Local contract workers to sell tickets, operate concession areas, and, when necessary, parking.

            o Outside contractors to provide security, waste clean-up, and other services required in connection with the event.

      AVP recognizes that local support for an AVP Tour event is critical to its success. AVP tries to hold events in the same locations and at the same times every year, so that the volleyball tournaments become local civic events, enabling retailers and community leaders to anticipate and support the tournament annually. AVP works with city councils and local leaders and businesses to obtain financial, sales, logistic, marketing, and promotional support for AVP's events. Communities often waive the cost of city services, recognizing the benefit of making an AVP tournament a regular event. Likewise, AVP coordinates youth or amateur tournaments and holds free volleyball clinics in connection with the event, to generate local goodwill and enthusiasm for it.

      Employees.

      Currently, AVP has 22 full-time employees and retains 2 independent contractors.

      Competition. While AVP believes it has a loyal fan base, the sports and entertainment industry is highly competitive and is also subject to fluctuations in popularity, which are not easy to predict. Fundamentally, AVP competes for sponsorship dollars, television ratings, and fan base with other sports leagues and tours, entertainment programming, and other forms of leisure activities. AVP's success in these areas depends heavily on continuing to grow the sport's popularity and audience draw.

      AVP's programming is directed at a hard to reach demographic group--college-educated men and women aged 18 to 34, earning $50,000 or more per year--highly prized by advertisers. AVP therefore competes for an audience that is fiercely contested.

      AVP believes that its exclusive player contracts significantly reduce the likelihood that an attempt to establish a competing professional beach tour in the United States during the term of the contracts would be successful. FIVB sanctions a series of professional beach volleyball events in various countries throughout the world and sells sponsorships and television programming in connection with these events. AVP's international television licensing competes with such programming, and AVP will potentially face competition from such events, if AVP expands its events to non-United States locations.

       Reports to Security Holders

      Annual reports. AVP intends to deliver annual reports containing audited financial statements to security holders.

      Periodic reports and other information. AVP files annual and quarterly reports, current reports, proxy statements, and information statements with the Securities and Exchange Commission ("SEC").

      Availability of Filings. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports and proxy and information statements and other information regarding issuers that file electronically with the SEC. Our Internet site is http://www.avp.com.

                                  RISK FACTORS

      An investment in AVP's securities is highly speculative and extremely risky. You should carefully consider the following descriptions of risks, in addition to the other information presented in this report, before deciding to buy AVP securities.

Risks relating to AVP's business

AVP has limited revenues and anticipates future losses.

      AVP has operated at a loss since 2001, when current management was installed. AVP cannot predict whether its current or prospective business activities will ever generate enough revenue to be profitable.

AVP has a limited operating history.

      AVP's and its management's limited operating history make AVP's prospective results difficult to evaluate.

      Moreover, AVP lacks the goodwill of an established business and therefore relies on individual members of current management to create business strategies and relationships, attract sponsors, and develop tournament formats and operating procedures necessary for AVP to survive and prosper. The departure of one or more of these executives, in particular, the services of AVP's Chief Executive Officer and Tour Commissioner, Leonard Armato, would be very difficult to replace.

AVP's success depends on fan interest.

      Beach volleyball is a relatively new sport, so its long-term popularity cannot be assumed, as in the cases of major league baseball, basketball, football, and basketball, golf, or auto racing. Public tastes change frequently, so interest in beach volleyball may decline in the future. AVP's ability to generate revenue would be threatened by a loss of popular interest in the sport.

AVP relies on major television networks for distribution.

      AVP requires widespread distribution of its programming, to interest sponsors and other advertisers. There are only four major networks that provide sufficient market reach, so AVP's choices are limited, and AVP's future ability to enter distribution agreements with major networks cannot be assured.

Future difficulty in recruiting players could impair AVP's prospects.

      The number of professional beach volleyball players is small in relation to other professional sports, as is the number of first-rate, non-pro players who might play professionally in the future. The players' audience appeal is critical to maintaining popular interest in the sport. AVP's prospects could decline, if players on the tour or other qualified players are recruited by competitors or other volleyball organizations, or decide to pursue other occupations.

AVP needs to hire additional personnel.

      AVP's business requires uniquely trained and experienced professionals, and AVP's success depends in large part upon its ability to attract, develop, motivate, and retain highly skilled personnel. Qualified employees will be a limited resource for the foreseeable future. AVP lacks an experienced principal financial officer, as well. As a new company with little history, AVP may have particular difficulty hiring qualified personnel.

Risks Relating to the AVP's Securities

AVP's currently authorized common stock is less than the total amount of shares issuable upon conversion of exercisable outstanding securities.

      AVP intends to hold a stockholder meeting to authorize additional common stock. Pending such approval, a holder of securities convertible into or exercisable for common stock wishing to convert or exercise may be unable to do so.

AVP is subject to cash penalties under a registration rights agreement.

      AVP agreed to register for resale the shares of common stock underlying the Series B Preferred it issued. The agreement provides that if a registration statement is not filed by April 14, 2005 or does not become effective by June 28, 2005, AVP must pay a penalty to the Series B investors of approximately $50,000 and thereafter for each month that the penalty condition is not satisfied, until August 28, 2005, when the monthly penalty increases to $100,000.

AVP's stock price may be volatile.

      There has only been a limited public market for AVP securities, and there can be no assurance that an active trading market will be maintained. The Over the Counter Bulletin Board (OTCBB) is a relatively unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ and the national securities exchanges. The trading price of the Company's common stock is expected to fluctuate significantly, and, as is the case for OTCBB securities generally, is not published in newspapers.

Limitations of the OTCBB can hinder completion of trades.

      Trades and quotations on the OTCBB involve a manual process that may delay order processing. Price fluctuations during a delay can result in the failure of a limit order to execute or cause execution of a market order at a price significantly different from the price prevailing when an order was entered. Consequently, one may be unable to trade in AVP's common stock at optimum prices.

Penny stock regulations may restrict the market for AVP's common stock.

      The SEC has adopted regulations that generally define a "penny stock" to be any equity security having a market price (as defined) less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, broker-dealers selling AVP common stock are subject to additional sales practices when they sell such securities to persons other than established clients and "accredited investors". For transactions covered by these rules, before the transaction is executed, the broker-dealer must make a special customer suitability determination; receive the purchaser's written consent to the transaction; and deliver a risk disclosure document relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative taking the order; current quotations for the securities; and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict trading in AVP common stock.

      Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

      o control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

      o manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

      o "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

      o excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

      o dumping of securities after prices have been manipulated to a high level, resulting in investor losses ("pump and dump").

AVP's management is aware of the abuses that have occurred historically in the penny stock market.

The OTCBB is vulnerable to market fraud.

      OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Increased dealer compensation could adversely affect stock price.

      OTCBB dealers' spreads (the difference between the bid and ask prices) may be large, causing higher purchase prices and less sale proceeds for investors.

Shares eligible for future sale can depress market prices.

      Legal restrictions on the sale by former stockholders of AVP's operating subsidiary of approximately 46,816,000 shares of common stock will lapse on February 28, 2006. Sales may then be made pursuant to Securities Act Rule 144, which permits a holder to sell shares in an amount equal to 1% or less of the outstanding class in each three-month period, subject to procedural conditions. All restrictions will lapse with respect to 28,860,000 shares on February 27, 2007.

      An additional 225,531,000 shares of common stock are reserved for issuance upon conversion or exercise of convertible preferred stock, stock options, and stock purchase warrants. Of these, AVP has agreed to register approximately 71,514,000, for resale, as promptly as possible.

      The market's recognition that a large amount of stock might enter the market suddenly can depress market prices.

Liability of directors for breach of duty of care is limited.

      As permitted by Delaware law, AVP's certificate of incorporation limits the liability of its directors for monetary damages for breach of a director's fiduciary duty, except in certain cases. AVP stockholders' ability to recover damages for fiduciary breaches may be reduced by the provision. In addition, AVP is obligated to indemnify its directors and officers regarding stockholder suits, under some circumstances.

ITEM 2.  Description of Property.

      The Company maintains the following properties:

      AVP leases approximately 9,800 square feet of office space in Los Angeles, California, which houses AVP's executive and administrative offices. The lease expires March 31, 2010, subject to a five-year renewal option.

      AVP subleases approximately 4,500 square feet of warehouse space in Gardena, California pursuant to a sublease that expires on February 15, 2008. The space is used for storing tournament equipment, and AVP's trucks are parked there.

      AVP believes that its current facilities are sufficient for the foreseeable future.

ITEM 3.  Legal proceedings.

      AVP is not party to any material legal proceeding.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

      The Company's common stock is traded on The Over the Counter Bulletin Board under the symbol "AVPN". Until March 21, 2005, the stock traded under the symbol "ONET". The table below sets forth, for the calendar quarters indicated, the high and low prices of AVP's common stock as reported on the OTC Bulletin Board for the 2004 and 2003 fiscal years. These quotations reflect inter-dealer prices, without markup, markdown, or commissions and may not represent actual transactions.

                     High        Low

      2004
Fourth Quarter     $ 0.47     $ 0.26
Third Quarter        0.54       0.21
Second Quarter       0.38       0.16
First Quarter        0.42       0.17
      2003
Fourth Quarter       0.22       0.14
Third Quarter        0.29       0.14
Second Quarter       0.35       0.04
First Quarter           *          *

* For the first quarter 2003, the company's common stock was quoted only in the pink sheets, and the price information is not available at reasonable cost.

Holders

      As of March 31, 2005, there were 337 holders of record of AVP common stock. The corporation's Transfer Agent is US Stock Transfer Corporation, 1745 Gardena Avenue, Suite 200, Glendale, CA 91204-2991; telephone, 818-502-1404.

Dividends

      AVP has never declared any cash dividend on its stock and does not expect to do so for the foreseeable future.

Information regarding equity compensation plans, as of December 31, 2004, is set forth in the table below:

Securities Authorized for Issuance Under Equity Compensation Plans

                                            Number of Securities to       Weighted average
                                            be issued upon exercise       exercise price of        Number of securities
                                            of outstanding options,      outstanding options,     remaining available for
                  Plan Category              warrants and rights         warrants and rights         future issuance
                                            -----------------------      --------------------     -----------------------
                                                      (a)                        (b)                         (c)
Equity compensation plans approved by

security holders                                         --                  $      --                         --
Equity compensation plans not approved
by security holders                               4,100,000                       0.25                         --
                                                  ---------                  ---------                  ---------
Total                                             4,100,000                  $    0.25                         --
                                                  =========                  =========                  =========

Information regarding equity compensation plans of AVP's wholly owned subsidiary, AVP Pro Beach Volleyball Tour, Inc., as of December 31, 2004, is set forth in the table below:

Securities Authorized for Issuance Under Equity Compensation Plans

                                            Number of Securities to       Weighted average
                                            be issued upon exercise       exercise price of        Number of securities
                                            of outstanding options,      outstanding options,     remaining available for
                  Plan Category              warrants and rights         warrants and rights         future issuance
                                            -----------------------      --------------------     -----------------------
                                                      (a)                        (b)                         (c)
Equity compensation plans approved by
security holders                                          --                 $       --                         --
Equity compensation plans not approved
by security holders                               13,182,220                       0.23                    317,780
                                                  ----------                 ----------                 ----------
Total                                             13,182,220                 $     0.23                    317,780
                                                  ==========                 ==========                 ==========

The information below sets forth, on a pro forma basis, the information in the immediately preceding table, as it would have been adjusted, if the merger of Association of Volleyball Professionals, Inc. with Othnet Sub, Inc had been consummated as of December 31, 2004.

                                                   Pro forma                   Pro forma
                                            Number of Securities to       Weighted average               Pro forma
                                            be issued upon exercise       exercise price of        Number of securities
                                            of outstanding options,      outstanding options,     remaining available for
                  Plan Category              warrants and rights         warrants and rights          future issuance
                                            -----------------------      --------------------     -----------------------
                                                      (a)                        (b)                         (c)
Equity compensation plans approved by
security holders                                          --                 $       --                         --
Equity compensation plans not approved
by security holders                               88,866,377                       0.03                  2,142,276
                                                  ----------                 ----------                 ----------
Total                                             88,866,377                 $     0.03                  2,142,276
                                                  ==========                 ==========                 ==========

ITEM 6.  Management's Discussion and Analysis or Plan of
Operation.


Overview

      AVP owns and operates professional beach volleyball tournaments in the United States. AVP's revenue comes from national, regional, and local sponsorships; ticket sales (admissions), Beach Club (corporate hospitality) sales, food and beverage sales, and merchandise sales; trademark licensing; and other ancillary sources.

      AVP operates its business through its wholly owned subsidiary, AVP Pro Beach Volleyball Tour, Inc., the predecessor of which was founded by AVP's current CEO, Leonard Armato, and top players, in 1983, under the name Association of Volleyball Professionals. In 1990, to concentrate on other business, Mr. Armato left the company, which continued under management of the players, but declared bankruptcy in 1999. Mr. Armato bought control of the company in 2001 through AVP Pro Beach Volleyball Tour, Inc., f/k/a Association of Volleyball Professionals, Inc. (referred to throughout this report as the "Association"), signed more than 100 of beach volleyball's top players, and obtained FIVB recognition as the U.S. official national tour. Since then, the Association has steadily expanded its tour, sponsorships, and revenue.

      On February 28, 2005, the Association consummated a merger with Othnet Merger Sub, Inc., a wholly owned subsidiary of AVP, formerly known as Othnet, Inc., as a result of which the Association became AVP's wholly owned subsidiary, and the Association's financial statements, included in this report under Item 7, and to which this management's discussion and analysis relates, became AVP's financial statements. Consummation of the merger changed the Association's name to its current name, and AVP's name was changed to its current name on March 9, 2005.

Operating and Net Income (Loss)

       Operating Income (Loss) and Net Income (Loss)                      % Revenue
-----------------------------------------------------------      ------------------------------
                                 2004              2003               2004             2003
                             ------------      ------------      ------------      ------------
Operating Income (Loss)      $(2,694,427)      $(3,421,614)             (22)%             (47)%
Net Income (Loss)            $(2,873,112)      $(3,700,971)             (23)%             (51)%

The 22% decrease in annual operating loss in 2004 reflects that revenue increased at a rate exceeding the rate of event costs increases necessary to generate the revenue. Revenue increased 69% in 2004, producing a 26% gross profit margin, compared with an 11% gross profit margin in 2003.

We believe that any increased revenue will yield increased gross profit margins, without requiring material capital investment, for the next several years.

Revenue

                    Summary Revenue                              Percentage
---------------------------------------------------------         Increase
                                2004              2003            (Decrease)
                            -----------       -----------        -----------
Sponsorship                  $9,918,117       $ 6,222,371                59  %
Activation Fees                 838,776                --                --
Local Revenue                   936,110           357,459                162 %
Miscellaneous Revenue           683,186           802,049                (15)%
                            -----------       -----------        -----------
                            $12,376,189       $ 7,381,879                 68 %
                            ===========       ===========        ===========

Revenue per event averaged $1,031,000 in 2004 (based on 12 events) compared with $738,000 in 2003 (based on 10 events).

Sponsorship Revenue: The 59% increase in national, regional, and local sponsorship revenue reflects increases in the number of events, the amount of network and cable commercial units available for sale to sponsors, and the prices paid by national sponsors for commercial units and on-site exposure. In 2004, 18% of revenue came from one national sponsor, a decrease from 23% from that sponsor in 2003.

Activation Fees: In 2004, AVP substantially increased its activation services for sponsors, which AVP began providing in 2003. 2003 amounts were negligible. AVP operates information booths, distributes handouts, or employs live or interactive means of providing information about or generating interest in sponsors' products. Activation services also include arranging for local media buys or other promotional opportunities in event markets.

A detailed analysis of local and miscellaneous sources of revenue for 2004 and 2003 follows:

              Local and Miscellaneous Revenue                        Percentage
---------------------------------------------------------------       Increase
                                           2004         2003         (Decrease)
                                        ---------     ---------      ---------
Local Revenue

Merchandising                           $ 327,182     $ 164,826             99%
Ticket Sales and Parking                  304,875        52,909            476%
Registration Fees                         126,506       114,798             10%
Beach Club (Corporate Hospitality)        123,688         9,780          1,165%
Food and Beverages                         53,859        15,146            256%
                                        ---------     ---------      ---------
                                        $ 936,110     $ 357,459            162%
                                        =========     =========      =========


                                                                     Percentage
                                                                      Increase
                                           2004          2003        (Decrease)
                                        ---------      ---------     ---------
Miscellaneous Revenue

Trademark Licensing                     $ 339,740      $ 228,494            49 %
Site Fees and State Grants                116,934         70,000            67 %
Grass Roots Marketing                      81,627         89,047            (8)%
International Television Licensing         75,000         22,000           241 %
Interest Income                            67,185         87,751           (23)%
Other                                       2,700        304,757           (99)%
                                        ---------      ---------     ---------
                                        $ 683,186      $ 802,049           (15)%
                                        =========      =========     =========

Local Revenue. The increase in local revenue reflects increases in the number of events, attendance at events, the number of events at which AVP charged for general or reserved seating, and intensified local marketing and sales efforts. In 2004, AVP employed local sales forces (including local promoters and local market print, cable, and radio operators) to assist with local sponsorship sales and corporate hospitality sales.

Merchandising revenue increased, but profitability of sales decreased, sharply, from 2004 to 2003. Revenue in 2003 consisted of advances under an agreement giving a third-party vendor exclusive merchandising rights, which agreement was not renewed for 2004. Merchandising revenue in 2004 came from direct sales by AVP, with the cost of merchandise sales of $290,000 included in event costs.

In 2004, AVP charged for general admission at six of its 12 men's and women's events, compared with three men's and women's paid admission events in 2003, and charged for reserved seating at all 12 AVP men's and women's events in 2004 compared with none in 2003. This resulted in the large increase in ticket sales revenue in 2004.

Registration fees are the fees paid by players to compete in both event qualifying and main draw rounds. The increase in registration fees resulted primarily from the addition of one full field event in 2004.

The increase in Beach Club (corporate hospitality) revenue in 2004 primarily reflects increased local sales efforts and promotion at each AVP event.

The increase in food and beverage sales in 2004 reflects an increase in the number of events where AVP retained food and beverage sale rights as well as an increase in attendance at events where AVP previously retained such rights.

Miscellaneous Revenue. Trademark licensing increased in 2004 due to increased ball sales by Wilson Sporting Goods (AVP's ball licensee), increased sales of volleyball sets by Sport-Fun (AVP's volleyball set licensee), and international television licensing.

AVP realized site fees and state or local government grants of $116,934 in 2004 (compared to $70,000 in 2003) primarily due to an increase in the site fees paid by the Hard Rock Hotel and Casino in Las Vegas, Nevada to hold an AVP event at the hotel.

Grassroots marketing revenue declined from $89,047 in 2003 to $81,627 in 2004. This 8% decline was primarily due to a decrease in the amount of membership fees collected by AVPNext, a division of AVP that organizes tournaments for aspiring professional and high-level amateur players.

AVP engaged a television licensing agent in 2004 to license AVP's television programming outside of the United States and expects to realize approximately $75,000 in licensing fees for airing of AVP tournaments in foreign territories including South Korea, Japan, Latin America, and France. AVP engaged a different licensing agent for 2005, which has sold 65 hours of programming to a major broadcaster in China.

AVP currently leases furniture and personal property to Northrop Grumman pursuant to a lease expiring in November 2008 that requires payments to AVP of $13,200 per month. The lease is treated as an investment in sales type lease, and the interest component of the lease payments is included in interest income.

Other revenue in 2003 primarily reflects a management fee that AVP received in connection with an international beach volleyball event that AVP co-promoted with two other organizations in 2003 (the event operated at a loss and was discontinued), and a sanctioning fee that AVP received in connection with an event in Hermosa Beach, California in 2003 (AVP elected to hold its own event in Hermosa Beach, California in 2004 rather than sanction an event owned by a third party).

Operating Expenses

                               Summary Costs                      % Revenue                  Decrease as
---------------------------------------------------------------------------------------     % of Revenue
                            2004            2003             2004              2003          2004 vs. 2003
                        -----------      -----------      -----------       -----------       -----------
Event Costs             $ 9,125,829      $ 6,506,613               74%               89%               15%
Administrative            3,442,479        2,184,557               28%               30%                2%
Marketing                 2,435,124        2,024,572               20%               28%                8%
Interest Expense            245,870          182,396                2%                3%                1%
Joint Venture Loss               --          184,712                0%                3%                3%
                        -----------      -----------      -----------       -----------
Total Costs             $15,249,302      $11,082,850              124%              152%               28%
                        ===========      ===========      ===========       ===========

Event costs include the direct costs of producing an event and costs related to television airing of broadcasted events. Event costs in 2004 increased 40%, primarily as a result of the number of events and increases in the size and scope of events to accommodate and entertain a larger fan base. Event costs as a percentage of revenue improved from 89% in 2003 to 74% in 2004.

Increases in marketing costs resulted from full time employment of AVP's Chief Marketing Officer; the hiring of a Vice President of Marketing, a Director of Sponsor Activation, and other marketing support staff; expansion of activation services; and increases in related marketing expenses. These amounts, which totaled $2,029,000 in 2004, compared with $1,648,000 in 2003, were partially offset by a $314,000 reduction in amortization of commissions owed to a related party, Management Plus Enterprises (MPE), for sponsorship sales services provided in 2001 and 2002. Amounts incurred for advertising, public relations, and website services, which totaled approximately $406,000 in 2004, increased only slightly over 2003 and decreased as a percentage of total marketing costs.

Administrative costs rose 58% in 2004, due primarily to a $270,000 increase in executive compensation, reflecting full time employment of AVP's CEO; a $250,000 increase in accounting expenses required by AVP's business combination with Othnet; a $210,000 increase in legal and consulting fees associated with AVP's business combination with Othnet; a $190,000 increase in administrative salary reflecting hiring two administrative support staff, and salary increases to administrative staff and management staff; a $117,000 in increased office rent; and a $260,000 increase in other assorted administrative expenses.

Interest expense in 2004, comprised of interest accrued on debt to Othnet, MPE, Major League Volleyball, Inc., and Anschutz Entertainment Group, Inc. increased from 2003 due to higher level of debt.

Joint venture loss of $184,712 in 2003 was AVP's portion of the loss from the discontinued international beach volleyball event that AVP co-promoted in 2003 with two other organizations.

           Depreciation and Amortization Expense           Percentage
-----------------------------------------------------       Increase
                              2004            2003          (Decrease)
                          -----------      -----------     -----------
Depreciation Expense      $    57,561      $    14,529             296 %
Amortization Expense          688,437        1,004,799             (31)%
                          -----------      -----------     -----------
                          $   745,998      $ 1,019,328             (27)%
                          ===========      ===========     ===========

The increase in depreciation expense in 2004 resulted from a 307% increase in depreciable assets, including banners and flags and equipment; information technology equipment (e.g., servers); activation equipment (e.g., kiosks and digital information screens); and leasehold improvements (e.g., installation of an air conditioning unit in AVP's server room). Furniture and fixtures include office furniture, and vehicles include trailers used to transport event equipment.

Amortization expenses decreased 31% from 2003, in part because MPE deferred contract costs were being amortized at a declining rate, reflecting that contract commission rates under the agreement decrease from year to year. Deferred commissions charged to operations were $294,904 in 2004, compared to $609,256 in 2003. Commissions charged to operations before 2003 totaled $209,238. In each of 2004 and 2003, amortization also included $387,500 of contract costs, which reflects charges in excess of Fox broadcast and production services for 2003 and 2004, which AVP prepaid in 2003 by issuing equity to Fox.

Liquidity and Capital Resources

Cash flows from operating activities for 2004 and 2003 were $(1,118,589) and $(2,937,562), respectively. Working capital, consisting of current assets less current liabilities, was $(3,604,731) at December 31, 2004 and $427,528 at December 31, 2003. Current liabilities in 2004 included $2,000,000 of notes to Othnet (described below).

In 2004, AVP incurred capital expenditures of approximately $228,000, consisting of banner and flags, activation equipment, air conditioning unit, furniture, information technology equipment, and trailers.

In June 2004, the Association borrowed $2,000,000, at an interest rate of 10% per annum, through a series of debentures payable to Othnet. As part of the merger with Othnet, this liability was converted to equity. In addition, NBC and Fox had the right to put their Series A preferred stock investment back to AVP at the end of the 2005 and 2006 seasons for the amount of their respective investments plus interest at prime plus 2%. Prior to the merger of the Association and Othnet, Sub, Inc., both NBC and Fox agreed to waive their put rights.

As a result of the consummation of the $5,000,000 private placement of units of Othnet Series B Convertible Preferred Stock, Othnet realized net proceeds of approximately $4,300,000. As of March 30, 2005, AVP's adjusted working capital aggregated $1,445,000, (inclusive of $3,100,000 in deferred revenue to be recognized as revenue in the second, third, and fourth quarters of 2005).

Critical Accounting Policies

Revenue and Expense Recognition

The majority of AVP's revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes sponsorship revenue pro rata over each event during the tour season as the events occur and collection is reasonably assured. Revenues invoiced and/or collected prior to their respective events are recorded as deferred revenue. Event costs are recognized on an event-by-event basis. Event costs billed and/or paid prior to their respective events are recorded as deferred costs and expensed at the time the event occurs.

Income Taxes

AVP provides deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Temporary differences result from differences between the amounts reported for financial statement purposes and corresponding amounts for tax purposes. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities which was subsequently amended in December 2003 and Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements was issued. In general a variable entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.

FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Special provisions apply to enterprises that have fully or partially applied Interpretation 46 ("Interpretation") prior to issuance of this Interpretation. Otherwise, application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by small business issuers, to entities other than special-purpose entities and by nonpublic entities and all other types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying this Interpretation. The adoption of the Interpretation did not have any impact on AVP's financial statements.

In December 2003, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance related to revenue recognition included in Topic 13 of the codification of the staff accounting bulletins. SAB No. 104 became effective when issued, and adoption by AVP did not have a material impact on its financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...". This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. The adoption of this Statement is not expected to have any impact on AVP's financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, which amended APB Opinion No. 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. The adoption of this Statement is not expected to have any impact on AVP's financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based upon the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities that file as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. AVP has not yet evaluated the impact of the adoption of SFAS 123(R) and has not determined the impact on AVP's financial position or results of operations.

Off-Balance Sheet Arrangements

      The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

ITEM 7.  Financial Statements.

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----

Independent Registered Public Accounting Firm Report                    F-1

Balance Sheet as of December 31, 2004                                   F-2

Statements of Operations for the Years Ended
  December 31, 2004 and 2003                                            F-3

Statement of Changes in Stockholders' Deficency for
  the Years ended December 31, 2004 and 2003                            F-4

Statements of Cash Flows Deficiency for the Years Ended
  December 31, 2004 and 2003                                            F-5

Notes to Financial Statements                                           F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of AVP Pro Beach Volleyball Tour, Inc.

We have audited the accompanying balance sheet of AVP Pro Beach Volleyball Tour, Inc. f/k/a Association of Volleyball Professionals, Inc. (AVP) as of December 31, 2004 and the related statements of operations, changes stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of AVP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AVP as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

Mayer Hoffman McCann P.C.
New York, New York
March 18, 2005

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.
                                  Balance Sheet

                                                                        December 31,
                                                                            2004
                                                                        -----------
ASSETS
CURRENT ASSETS
    Cash                                                                $   631,933
    Accounts receivable, net of
      allowance for doubtful accounts of $10,000                            649,137
    Prepaid expenses                                                         26,606
    Deferred commission-related party                                       253,339
                                                                        -----------
    TOTAL CURRENT ASSETS                                                  1,561,015
                                                                        -----------
PROPERTY AND EQUIPMENT, net                                                 201,703
                                                                        -----------
OTHER ASSETS
    Investment in sales-type lease                                          628,323
    Other assets                                                             42,738
                                                                        -----------
    TOTAL OTHER ASSETS                                                      671,061
                                                                        -----------
    TOTAL ASSETS                                                        $ 2,433,779
                                                                        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Notes payable - related party                                       $ 2,000,000
    Current portion of long-term debt                                     1,633,333
    Accounts payable                                                         57,157
    Accrued expenses                                                        790,368
    Accrued interest                                                        316,630
    Accrued officer compensation                                             43,208
    Deferred revenue                                                        325,050
                                                                        -----------
    TOTAL CURRENT LIABILITIES                                             5,165,746
                                                                        -----------
OTHER LIABILITIES

    Deferred revenue                                                        225,000
    Long-term debt - less current portion                                 1,100,071
                                                                        -----------
    TOTAL OTHER LIABILITIES                                               1,325,071
                                                                        -----------
    TOTAL LIABILITIES                                                     6,490,817
                                                                        -----------
REDEEMABLE SERIES A PREFERRED STOCK                                       3,657,600
                                                                        -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Preferred stock $.0001 par value, 4,950,000 shares authorized,               --
    no shares issued and outstanding
    Common stock $.0001 par value, 22,110,000 shares authorized,                444
    4,443,944 shares issued and outstanding
    Additional paid-in capital                                              998,868

ACCUMULATED DEFICIT                                                      (8,713,950)
                                                                        -----------
    TOTAL STOCKHOLDERS' DEFICIENCY                                       (7,714,638)
                                                                        -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $ 2,433,779
                                                                        ===========

                        See notes to financial statements

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                            STATEMENTS OF OPERATIONS

                                                   Year Ended December 31,

                                                  2004                 2003
                                              ------------         ------------
REVENUE
     Sponsorships                             $  9,918,117         $  6,222,371
     Other                                       2,390,888            1,071,757
                                              ------------         ------------
     TOTAL REVENUE                              12,309,005            7,294,128

EVENT COSTS                                      9,125,829            6,506,613
                                              ------------         ------------
     Gross Profit                                3,183,176              787,515
                                              ------------         ------------
OPERATING EXPENSES
     Marketing                                   2,435,124            2,024,572
     Administrative                              3,442,479            2,184,557
                                              ------------         ------------
     TOTAL OPERATING EXPENSE                     5,877,603            4,209,129
                                              ------------         ------------
     OPERATING LOSS                             (2,694,427)          (3,421,614)

                                              ------------         ------------
OTHER INCOME (EXPENSE)
     Interest expense                             (245,870)            (182,396)
     Interest income                                67,185               87,751
     Joint venture loss                                 --             (184,712)
                                              ------------         ------------
     TOTAL OTHER EXPENSE                          (178,685)            (279,357)
                                              ------------         ------------
     LOSS BEFORE INCOME TAXES                   (2,873,112)          (3,700,971)

INCOME TAXES                                            --                   --
                                              ------------         ------------
     NET LOSS                                 $ (2,873,112)        $ (3,700,971)
                                              ============         ============

                        See notes to financial statements

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY


                                     Preferred Stock             Common Stock
                               -------------------------   --------------------------     Additional                      Total
                                                                                          in Capital    Accumulated    Stockholders'
                                  Shares        Amount        Shares         Amount         Paid          Deficit      Deficiency
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance, January 1, 2003                --   $        --       100,000    $       100    $ 1,937,400    $(5,519,186)   $(3,581,686)
Redemption of shares                    --            --       (14,667)           (15)      (549,985)            --       (550,000)
Conversion of loan
  payable to officer and
  stockholder                           --            --         7,199              7        269,948             --        269,955
Conversion of DMC payable
  into common stock                     --            --        45,916             46      1,721,818             --      1,721,864
Cancellation of shares of AVP
  in transaction with DMC               --            --      (138,448)          (138)    (3,379,181)     3,379,319             --
Issuance of common stock in
  transcation with DMC                  --            --     4,443,944            444        995,059             --        995,503
Compensation from issuance
  of stock options                      --            --            --             --          3,809             --          3,809
Net loss                                --            --            --             --             --     (3,700,971)    (3,700,971)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2003              --            --     4,443,944            444        998,868     (5,840,838)    (4,841,526)
Net loss                                --            --            --             --             --     (2,873,112)    (2,873,112)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2004              --   $        --     4,443,944    $       444    $   998,868    $(8,713,950)   $(7,714,638)
                               ===========   ===========   ===========    ===========    ===========    ===========    ===========


                       See notes to financial statements

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,

                                                                      2004          2003
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                      $(2,873,112)   $(3,700,971)
    Adjustments to reconcile net loss to net cash
        flows from operating activities:
        Depreciation and amortization of property and equipment        57,561         14,529
        Other amortization                                              6,033          8,043
        Amortization of deferred commissions                          294,904        609,256
        Allowance for doubtful accounts                                10,000             --
        Amortization of deferred costs                              1,352,100        387,500
        Compensation from issuance of stock options                        --          3,809
    Decrease (increase) in operating assets:
        Accounts receivables                                         (169,442)      (451,483)
        Investment in and due from joint venture                      291,084       (291,084)
        Prepaid expenses                                              (26,606)        58,994
        Other assets                                                   (1,305)       (15,466)
    Increase (decrease) in operating liabilities:
        Accounts payable                                             (625,052)        35,046
        Accrued expenses                                              211,950        305,932
        Accrued officer compensation                                 (167,625)       210,833
        Accrued interest                                              245,871             --
        Deferred revenue                                              275,050       (112,500)
                                                                  -----------    -----------
        NET CASH FLOWS FROM
            OPERATING ACTIVITIES                                   (1,118,589)    (2,937,562)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in property and equipment                             (228,416)       (25,722)
    Investment in sales-type lease                                     91,215         42,344
    Cash received in acquisition                                           --        769,450
                                                                  -----------    -----------
        NET CASH FLOWS FROM
            INVESTING ACTIVITIES                                     (137,201)       786,072
                                                                  -----------    -----------

                        See notes to financial statements

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                    Year Ended December 31,

                                                                      2004          2003
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                    2,000,000      1,217,238
    Repayment of long-term debt                                      (183,333)       (80,000)
    Decrease in payable to DMC
        and other related party debt                                       --        (65,995)
    Issuance of preferred stock                                            --        910,000
                                                                  -----------    -----------
        NET CASH FLOWS FROM
            FINANCING ACTIVITIES                                    1,816,667      1,981,243
                                                                  -----------    -----------
        NET INCREASE (DECREASE) IN CASH                               560,877       (170,247)
        CASH, BEGINNING OF YEAR                                        71,056        241,303
                                                                  -----------    -----------
        CASH, END OF YEAR                                         $   631,933    $    71,056
                                                                  ===========    ===========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
    Cash paid during the period for:
    Interest                                                      $    48,939    $        --
                                                                  -----------    -----------
    Income taxes                                                           --             --
                                                                  -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING INFORMATION
    Note payable incurred in connection with stock redemption     $        --    $   550,000
                                                                  -----------    -----------
    Note payable incurred in connection with the acquisition
        of commission rights                                               --      1,157,499
                                                                  -----------    -----------
    Conversion of intercompany payable and loan payable
         to officer and stockholder into common stock                      --      1,991,819
                                                                  -----------    -----------
    Issuance of preferred stock for deferred costs                         --      1,739,600
                                                                  -----------    -----------

                        See notes to financial statements

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

      AVP Pro Beach Volleyball Tour, Inc. f/k/a Association of Volleyball Professionals, Inc. (AVP), incorporated in Delaware on May 29, 2001, is the sole nationally and internationally recognized U.S. professional beach volleyball tour for the sport of men's and women's professional beach volleyball in the United States. AVP operates professional beach volleyball activities in the United States, including tournaments, sponsorships sales, broadcast rights, licensing and trademark agreements, sales of food, beverage and merchandise at tournaments, player contracts and other associated activities.

      On July 28, 2003, AVP merged with Digital Media Campus, Inc. (DMC), its then sole stockholder, in a transaction accounted for as a transfer between entities under common control with AVP as the surviving entity (Note 13). The accompanying financial statements have been prepared including the net assets and results of operations of DMC from the transaction date of July 28, 2003.

2.    SUBSEQUENT EVENT

      On June 29, 2004, Othnet, Inc. (Othnet), a publicly traded company, and AVP signed a merger agreement pursuant to which AVP agreed to merge with a wholly-owned subsidiary of Othnet, Othnet Merger Sub. Inc. Among other conditions, closing of the merger was contingent upon Othnet's lending to AVP $2,000,000 of proceeds from issuing units consisting of 10% convertible notes due June 2005 and two shares of Othnet common stock and a two-year common stock purchase warrant to purchase two shares of common stock at $.21 per share for each dollar of principal amount of notes, and Othnet's completing a minimum $4,300,000 net proceeds equity financing including the required conversion of $2,000,000 principal amount of notes. In a November 10, 2004 amendment to the agreement, the parties agreed to engage an exclusive placement agent to privately offer a minimum of $3,000,000 of Othnet Series B preferred stock and conditioned closing the merger upon consummation of the private placement, which, in turn, was conditioned, among other things, upon conversion of the convertible notes.

      On February 28, 2005, the merger was consummated, as a result of which AVP became Othnet's wholly owned subsidiary, and AVP's former stockholders were issued Othnet Series A Convertible Preferred Stock, which will convert automatically into common stock upon authorization of a sufficient amount of common stock. As a result of the merger, AVP's name was changed to its current name, AVP Pro Beach Volleyball Tour, Inc.

      Concurrently with the merger, pursuant to the private placement, Othnet sold $5,000,000 of units consisting of four shares of Othnet Series B preferred stock and a five-year warrant to purchase 243 shares of common stock at $.20 per share, and approximately $2,160,000 of the Othnet notes including accrued interest, were converted into Series A preferred stock.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

2.    SUBSEQUENT EVENT (CONTINUED)

      Each share of Series A preferred stock and Series B preferred stock is convertible into 243 shares of common stock and carries the number of votes that equals the number of shares into which it is convertible, except that, until the authorization of additional shares of common stock, the Series B preferred stock will carry ten times the vote per share that it otherwise would carry.

      AVP agreed to register for resale the shares of common stock underlying the Series B preferred stock. The agreement provides that if a registration statement is not filed by April 14, 2005 or does not become effective by June 28, 2005, AVP must pay a penalty to the Series B preferred stock stockholder of approximately $50,000 and thereafter for each month that the penalty condition is not satisfied, until August 28, 2005, when the monthly penalty increases to $100,000.

      Upon consummation of the merger and the private offering, AVP's former stockholders including holders of stock options and stock purchase warrants beneficially owned approximately 61.2% of all common stock beneficially owned by all beneficial owners of Othnet common stock.

      On March 9, 2005, Othnet changed its name to its current name, AVP, Inc.

      In February 2005, the two television networks waived their put rights on their redeemable Series A preferred stock that AVP respectively issued to them, and subsequently converted the preferred stock into Othnet Series A preferred stock pursuant to the merger.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Reclassifications

      Certain prior period amounts have been reclassified to conform to current period presentations.

      Revenue and Expense Recognition

      The majority of AVP's revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes sponsorship revenue pro rata over each event during the tour season as the events occur and collection is reasonably assured. Revenues invoiced and/or collected prior to their respective events are recorded as deferred revenue. Event costs are recognized on an event-by-event basis. Event costs billed and/or paid prior to their respective events are recorded as deferred costs and expensed at the time the event occurs.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Revenue and Expense Recognition (Continued)

      AVP also derives additional revenue from activation services, event ticket sales, concession rights, event merchandising, licensing, and sanctioning fees. Revenues and expenses from foregoing ancillary activities are recognized on an event-by-event basis as the revenues are realized and collection is reasonably assured. Licensing revenue is recognized as royalties are earned and collection is reasonably assured.

      During 2004 and 2003, the same two sponsors accounted for 33% and 43% of sponsorship revenue, respectively

      Bartering Transactions

      AVP barters advertising for products and services. Revenue and related expenses from barter transactions are recorded at fair value in accordance with EITF 99-17, Accounting for Advertising Barter Transactions. Revenue from barter transactions is recognized in accordance with AVP's revenue recognition policies. Expense for barter transactions is generally recognized as incurred. Revenue and expense from barter transactions were not significant during 2004 and 2003.

      Accounts Receivable

      Accounts receivable consist primarily of amounts due from sponsors and licensees for sponsorship fees and royalties, respectively. Such amounts are billed when due under the terms of the respective sponsorship agreements, or, in the case of royalties, when earned. AVP grants credit to all qualified customers. Accounts receivable are carried at cost less an allowance for doubtful accounts, if an allowance is deemed necessary. AVP does not accrue finance or interest charges. On a periodic basis, AVP evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts, based on history of past write-offs, collections, and current credit conditions. A receivable is written off when it is determined that all collection efforts have been exhausted. The allowance for doubtful accounts as of December 31, 2004 was $10,000.

      Use of Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Concentration of Credit Risks

      Financial instruments that potentially subject AVP to a concentration of credit risk consist principally of cash deposits and receivables. AVP places its cash deposits with what management believes are high-credit quality financial institutions. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000. Receivables are due mainly from sponsors and licensees, all of whom are large national or international consumer products companies, which management considers to be low credit risks and with whom management has not experienced any problems in collecting amounts due.

      Depreciation

      Depreciation of property and equipment are provided for using the straight-line method over the estimated useful lives of the assets as follows:

              Assets                                     Useful Lives
              ------                                     ------------
      Furniture and equipment                               3 years
      Transportation equipment                              3 years
      Leasehold improvements                                6 years

      Long-Lived Assets

      When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the estimated undiscounted future cash flows. Upon indication that the carrying value of such assets may not be recoverable, AVP recognizes an impairment loss by a charge against current operations. If there is an impairment, an impairment charge would be determined by comparing the carrying amount of the assets to the applicable estimated future cash flows, discounted at a risk-adjusted rate or market appraisals. In addition, the remaining estimated useful life or amortization period for the impaired asset would be reassessed and revised if necessary.

      Comprehensive Income

      Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders' equity that, under U.S. generally accepted accounting principles are excluded from net income (loss). Such items consist primarily of unrealized gains and losses on marketable equity securities and foreign translation gains and losses. AVP has not had any such items in the prior two years and, consequently, net income (loss) and comprehensive income (loss) are the same.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Advertising

      AVP advertises primarily through radio and print media. AVP's policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $646,394 in 2004 and $327,488 in 2003.

      Cash and Cash Equivalents

      For purposes of the statements of cash flows, AVP considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

      Income Taxes

      AVP provides deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Temporary differences result from differences between the amounts reported for financial statement purposes and corresponding amounts for tax purposes. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      Stock Based Compensation

      AVP accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of AVP's common stock and the amount an employee must pay to acquire the stock. The expense associated with stock-based compensation is amortized over the periods the employee performs the related services, generally the vesting period, consistent with the multiple option method described in Financial Accounting Standards Board Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Stock Based Compensation (Continued)

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends SFAS No.
      123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure about the method of accounting and the effect of the method used on reported results in both annual and interim financial statements.

      AVP adopted SFAS No. 148 effective for the year ended December 31, 2002, and has elected to continue to account for its stock-based compensation in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees. Under APB 25, compensation expense is recognized over the vesting period based on the excess of the fair market value over the exercise price on the grant date. If AVP had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, AVP's net loss would increase to the following pro forma amounts:


                                                                      Year Ended December 31,
                                                                ---------------------------------
                                                                     2004                2003
                                                                ------------         ------------
      Net loss applicable to common shareholders,
      as reported                                               $ (2,873,112)        $ (3,700,971)
      Less stock based employee compensation
      expense determined under fair-value-based
      methods for all awards, net of related tax effects            (133,288)             (53,721)
                                                                ------------         ------------
      Proforma net loss                                         $ (3,006,400)        $ (3,754,692)
                                                                ============         ============

      The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2004 and 2003:

                                                                    2004                2003
                                                                ------------         ------------
      Risk-free interest rate                                   3.86 - 4.19%           4.0 - 4.5%
      Expected life                                            4 to 10 years             10 years
      Expected volatility                                                 0%                   0%
      Expected dividend yield                                             0%                   0%

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recently Issued Accounting Standards

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities which was subsequently amended in December 2003 and Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements was issued. In general a variable entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.

      FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Special provisions apply to enterprises that have fully or partially applied Interpretation 46 ("Interpretation") prior to issuance of this Interpretation. Otherwise, application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by small business issuers, to entities other than special-purpose entities and by nonpublic entities and all other types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying this Interpretation. The adoption of the Interpretation did not have any impact on AVP's financial statements.

      In December 2003, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance related to revenue recognition included in Topic 13 of the codification of the staff accounting bulletins. SAB No. 104 became effective when issued, and adoption by AVP did not have a material impact on its financial position or results of operations.

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...". This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recently Issued Accounting Standards (Continued)

      overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. The adoption of this Statement is not expected to have any impact on AVP's financial statements.

      In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, which amended APB Opinion No. 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. The adoption of this Statement is not expected to have any impact on AVP's financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share - Based Payment. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share - based payment transactions be recognized in financial statements. That cost will be measured based upon the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share - based compensation arrangements including share options, restricted share plans, performance
      - based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock - Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair - value - based method of accounting for share - based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair - value
      - based method been used. Public entities that file as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. AVP has not yet evaluated the impact of the adoption of SFAS 123(R) and has not determined the impact on AVP's financial position or results of operations.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

4.    JOINT VENTURE

      During 2003, AVP and two unrelated organizations jointly sponsored an event in which AVP retained a 1/3 interest. The joint venture was accounted for using the equity method of accounting.

      The joint venture's 2003 operations are summarized as follows:

            Revenues                         $   643,547
            Expenses                           1,197,683
                                             -----------

            Loss                             $  (554,136)
                                             ===========

            AVP's share of loss              $  (184,712)
                                             ===========


      Under the terms of the continuing joint venture agreement, additional events were to be sponsored, one each in 2004 and 2005. No such event was held in 2004 or will be held in 2005 as one of the joint venture partners declined to participate, and AVP and the other partner agreed not to hold events in 2004 or 2005.

5.    DEFERRED COSTS

      In 2003, AVP entered into a production and distribution agreement for the 2003 and 2004 tour events with a major television network valued at $2,649,600. AVP issued preferred stock in payment under the agreement and capitalized the costs, which were amortized as the events specified in the agreement occurred. Deferred costs under this agreement at December 31, 2003 aggregated $1,352,100, consisting of $964,600 of deferred event costs and $387,500 of unamortized contract costs which were amortized to expense in 2004.

6.    DEFERRED COMMISSION - RELATED PARTY

      On April 6, 2003, AVP acquired from an officer and stockholder the commissions the officer was entitled to receive on sponsorship revenues under sponsorship agreements. The officer had secured the sponsorships for AVP under a 2001 agreement the officer had with AVP. The aggregate cost of acquiring the rights of $1,366,737 is being charged to operations over the term of the related sponsorship agreements and projected revenues thereunder.

      Deferred commissions charged to operations aggregated $294,904 in 2004 and $609,256 in 2003.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

7.    PROPERTY AND EQUIPMENT

      Property and equipment consist of:

                                                    2004
                                                 ---------
      Cost
      Furniture and equipment                    $ 228,489
      Transportation equipment                      29,244
      Leasehold improvements                        23,704
                                                 ---------
      Total Cost                                   281,437
      Less accumulated depreciation
      and amortization                             (79,734)
                                                 ---------
      Net property and equipment                 $ 201,703
                                                 =========

      Depreciation and amortization expense was $57,561 in 2004 and $14,529 in 2003.

8.    INVESTMENT IN SALES-TYPE LEASE

      In 2001, AVP leased furniture and equipment associated with a former office facility to a third party in a lease classified as a sales-type lease. The unearned lease income is being amortized to income over the lease term, using the effective interest method. The lease expires in October 2008. AVP's investment in the sales-type lease at December 31, 2004 is as follows:

      Minimum lease payments                     $ 607,200
      Estimated unguaranteed
      residual value                               183,600
      Less unearned lease income                  (162,477)
                                                 ---------
      Investment in sales-type lease, net        $ 628,323
                                                 =========

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

8.    INVESTMENT IN SALES-TYPE LEASE (CONTINUED)

      The following is a schedule of future minimum lease payments to be received:

            Years Ending December 31,
            -------------------------
                       2005              $  158,400
                       2006                 158,400
                       2007                 158,400
                       2008                 132,000
                                         ----------

                       Total             $  607,200
                                         ==========

      The lease obligation is collateralized by the underlying assets.

9.    ACCRUED OFFICER COMPENSATION

      At December 31, 2004, one officer has elected to defer the payment of salaries owed to him.

10.   NOTES PAYABLE - RELATED PARTY

      During 2004, in connection with Othnet's issuing 10% Convertible Debentures due June 3, 2005 in an aggregate principal amount up to $2,360,000, AVP issued debentures aggregating $2,000,000 to Othnet, with whom AVP had entered into a merger agreement. The debenture and accrued interest may be converted by the holder at any time, based on a conversion price of the lower of $.56 per share of common stock or 85% of the offering price in the next round of financing of Othnet common stock, as defined in the debenture agreement, or any other equity financing consummated by AVP prior to the maturity of this debenture. As part of the consummated merger on February 28, 2005, the notes and accrued interest were converted into common stock.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

11.   LONG-TERM DEBT

      Long-term debt consists of the following:

      Note dated August 2002 to an entity who is a partner with AVP in a joint venture payable, including interest at 5% per annum, $500,000 in September 2003 and $500,000 in September 2006.

      In April 2003, AVP entered into an option agreement with the note holder whereby the note holder has the option to acquire up to $1,000,000 of AVP common stock. The option price per share of common stock is based upon an aggregate valuation of AVP equal to the lesser of $10,000,000 or the aggregate post-money valuation implied by the terms of any sale or issuance of equity in AVP subsequent to April 21, 2003. Based on the $10,000,000 valuation, the option price at December 31, 2003 was $.71 per share of common stock. The note holder may exercise its option at any time prior to the repayment of the note.


      The holder agreed to defer the September 2003 payment
      aggregating $556,081, including interest, in anticipation
      of converting the note into equity.                            $ 1,000,000

      Related party note dated April 2003, payable in
      installments through January 2006 plus interest at 3.75%
      per annum. The related party had agreed to defer the
      payments due August 2003, January 2004 and August 2004
      aggregating $700,000, until February 2005. $950,000 was
      paid (the $750,000 deferred until February 2005 and
      $250,000 due on January 31, 2005) through March 18, 2005.        1,366,737

      Convertible note dated July 2003 payable to a former
      stockholder in annual installments of $183,333, plus
      interest at 5% per annum, through November 2006. The unpaid principal and any unpaid interest may be exchanged on or
      after November 2004 by the note holder for shares of common stock of AVP at a per share common stock price equal to the per share common stock price paid to AVP under AVP's most
      recent round of equity financing. The borrowings are
      collateralized by AVP's accounts receivable and property
      and equipment.                                                     366,667
                                                                     -----------
      Total Long-Term Debt                                             2,733,404

      Less current portion                                             1,633,333
                                                                     -----------

      Noncurrent portion                                             $ 1,100,071
                                                                     ===========

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

11.   LONG-TERM DEBT (CONTINUED)

      Maturities of long-term debt are as follows:

            Years Ending December 31,
            -------------------------
                      2005               $  1,633,333
                      2006                  1,100,071
                                         ------------
              Total Long-Term Debt       $  2,733,404
                                         ============

12.   REDEEMABLE PREFERRED STOCK


      In July 2003, as payment under a production  contract with a major  television  network  whose  services  were  valued at
      $1,008,000,  AVP issued 950,943 shares of Series A preferred stock valued at  $1,008,000.  AVP gave the network the right to put, at the  network's  option,  any or all of its equity interest  to AVP in 2005 and 2006.  The  Series A  preferred stock was valued at  $1,008,000  plus  interest at the prime rate (5.15% at December  31,  2004) plus 2%. On February 22,
      2005, in  conjunction  with the merger,  the network  waived
      its put option.                                                $ 1,008,000

      In July 2003, as payment under a production contract with a major television network whose services were valued at
      $2,649,600, AVP issued 2,498,183 shares of Series A
      preferred stock valued at $2,649,600. AVP gave the network the right to put, at the network's option, all of its
      equity interest at either the conclusion of the 2005 AVP
      tour season, the conclusion of the 2006 AVP tour season, or the first time the network's equity interest in AVP is less than 8% on a fully diluted basis. The Series A preferred
      stock was valued at $2,649,600 plus interest at an annual
      rate of prime (5.15% at December 31, 2004) plus 2%. On
      February 17, 2005, in conjunction with the merger, the
      network waived its put option.                                   2,649,600
                                                                     -----------
      Total                                                          $ 3,657,600
                                                                     ===========

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

13.   TRANSACTION WITH DMC

      On July 28, 2003, AVP merged with DMC, its sole stockholder, in a transaction accounted for as a transfer between entities under common control, with AVP as the surviving entity. To effect the transfer, DMC shares of common stock and options to purchase shares of common stock were exchanged for shares of AVP common stock and options to purchase shares of AVP common stock on a one-to-one basis.

      Simultaneously, each share of AVP common stock issued and outstanding was cancelled and extinguished without consideration.

      In consummating the transfer, AVP cancelled 138,448 shares of common stock and issued 4,443,944 shares of common stock in exchange for DMC's net assets of $995,503.

      DMC's assets and liabilities acquired in the transaction are summarized as follows.

      Current assets                        $  769,450
      Investment in sales-type lease           761,882
      Other                                      5,000
                                            ----------
                                             1,536,332
      Less current liabilities                 540,829
                                            ----------
      Net assets                            $  995,503
                                            ==========

      The accompanying financial statements have been prepared including the net assets and results of operation of DMC from the transaction date of July 28, 2003.

      The following summarized proforma information is provided assuming the merger had taken place January 1, 2003.

                                             Year Ended
                                          December 31, 2003
                                            (Unaudited)

      Revenues                              $  7,294,128
      Expenses                                12,092,187
                                            ------------
      Net loss                              $ (4,798,059)
                                            ============

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

14.   STOCKHOLDERS' EQUITY

      Capitalization

      AVP's original articles of incorporation authorized 250,000 shares of common stock at $0.001 per share. In connection with the merger with DMC, AVP's articles of incorporation were amended, increasing the number of authorized shares of common stock to 22,110,000 with a par value of $0.0001 per share and authorized the issuance of up to 4,950,000 shares of Series A preferred stock with a par value of $0.0001. The Series A preferred stock may be converted into shares of common stock and will automatically convert upon the public offering of AVP common stock.

      Stock Issuances

      In July 2003, 14,667 shares of common stock were reacquired by AVP in exchange for a $550,000 note payable.

      In July 2003, a note payable to an officer aggregating $269,955 was exchanged for 7,199 shares of common stock.

      In connection with the merger with DMC, an intercompany payable due DMC of $1,721,864 was exchanged for 45,916 shares of common stock.

      To effect the merger with DMC in July 2003, 4,443,944 shares of common stock were issued to the DMC stockholders.

15.   STOCK OPTIONS

      Stock Option Plans

      In 2002, AVP established a stock option plan (the "Plan"). Under the provisions of the Plan, AVP has reserved 13,500,000 shares of its common stock for issuance. The Plan provides for the granting of incentive and non-qualified stock options to purchase common stock to employees, directors, officers and independent consultants of AVP. All stock options granted under the Plan are granted and exercisable at such time or times as determined by AVP's compensation committee (the "Committee").

      As part of the transaction with DMC, existing DMC stock options aggregating 8,080,523 shares were converted on a share for share basis into AVP non-qualified options.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

15.   STOCK OPTIONS (CONTINUED)

      Stock Option Plans (Continued)

      The exercise price of each optioned share is determined by the Committee; however the exercise price for incentive stock options, will not be less than 100%, and in the case of a nonqualified stock option, not less than 85%, of the fair market value of the optioned shares on the date of grant. Except as otherwise determined by the Committee, options vest and become exercisable on the first anniversary of the date of grant, and each year thereafter at a rate of 25% per year. The expiration date of each option shall be determined by the Committee at the date of grant; however, in no circumstances shall the option be exercisable after 10 years from the date of grant.

      The following table contains information on the stock options under the Plan for the years ended December 31, 2004 and 2003. The outstanding options expire from April 16, 2008 to September 1, 2013.

                                                                      Weighted
                                                                      Average
                                                     Number of       Exercise
                                                      Shares           Price
                                                    ----------      ----------
      Options outstanding at January 1, 2003           962,037      $     0.15
         Granted                                     2,459,200            0.54
         Converted DMC options                       8,080,523            0.01
         Exercised                                          --              --
         Cancelled                                          --              --
                                                    ----------      ----------
      Options outstanding at December 31, 2003      11,501,760            0.14
         Granted                                     1,230,460            1.06
         Exercised                                          --              --
         Cancelled                                          --              --
                                                    ----------      ----------
      Options outstanding at December 31, 2004      12,732,220      $     0.23
                                                    ==========      ==========

      The weighted average fair value of options granted was $ -0- in 2004 and $.15 in 2003.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

15.   STOCK OPTIONS (CONTINUED)

      The following table summarizes information about AVP's stock-based compensation plan at December 31, 2004:

      Options outstanding and exercisable by price range as of December 31, 2004:

                               Options Outstanding                    Options Exercisable
                     ----------------------------------------     --------------------------
                                      Weighted
                                      Average        Weighted                      Weighted
        Range of                     Remaining       Average                       Average
        Exercise        Number      Contractual      Exercise        Number        Exercise
         Prices      Outstanding   Life in Years      Price       Exercisable       Price
      -----------     ----------    -----------    -----------    -----------    -----------
      $.01 - .20       9,042,560        6.3        $      0.03      9,042,560    $      0.02
      $.21 - .62       2,459,200        9.6        $      0.54      1,079,200    $      0.57
      $.63 - 1.06      1,230,460        3.3        $      1.06      1,230,460    $      1.06
      -----------     ----------    -----------    -----------    -----------    -----------
      $.01 - 1.06     12,732,220        5.7        $      0.23     11,352,220    $      0.18
      ===========    ===========    ===========    ===========    ===========    ===========

      Stock Option Plans (Continued)

      In connection with stock options granted to employees to purchase common stock, AVP recorded stock-based compensation expense of $ -0- for the year ended December 31, 2004 and $3,809 for the year ended December 31, 2003. Such amounts represent, for each employee stock option, the difference between the grant date exercise price and the stock price on the date of the grant.

      Other Stock Options

      As part of the transaction with DMC, existing DMC non-qualified stock options granted to other individuals aggregating 450,000 shares were converted on a share-for-share basis into AVP non-qualified options retaining the original exercise price and expiration date. The outstanding options expire in June 2010.

      The following table contains information on all of AVP's non-plan stock options for the years ended December 31, 2004 and 2003.

                                                                     Weighted
                                                                     Average
                                                     Number of       Exercise
                                                      Shares          Price
                                                    ----------      ----------
      Options outstanding at January 1, 2003                --       $      --
         Granted                                            --              --
         Converted DMC options                         450,000            0.20
         Exercised                                          --              --
         Cancelled                                          --              --
                                                     ---------       ---------
      Options outstanding at December 31, 2003         450,000            0.20
         Granted                                            --              --
         Exercised                                          --              --
         Cancelled                                          --              --
                                                     ---------       ---------
      Options outstanding at December 31, 2004         450,000       $    0.20
                                                     =========       =========

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Disclosures about fair value of financial instruments for AVP's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results.

      The following table presents a summary of AVP's financial instruments as of December 31, 2004:

                                       Carrying     Estimated
                                        Amount     Fair Value
                                      ----------   ----------
      Financial Assets:
        Cash                          $  631,933   $  631,933
      Financial Liabilities:
        Notes payable-related party   $2,000,000        *
        Long-term debt                $2,733,404        *

      The carrying amounts for cash, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments.

      * The fair value for the Company's long term debt cannot be determined as the instrument is not actively traded.

17.   COMMITMENTS AND CONTINGENCIES

      Operating Lease

      AVP is obligated under a noncancellable operating lease for its office facilities. The lease expires March 31, 2010 subject to a five-year renewal option.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Operating Lease (Continued)

      The future minimum rental payments, excluding cost escalations, are as follows:


            Years Ending December 31,
            -------------------------
                      2005               $    282,000
                      2006                    329,000
                      2007                    338,000
                      2008                    347,000
                      2009                    356,000
                   Thereafter                  91,000
                                         ------------
                      Total              $  1,743,000
                                         ============

      Rent expense was $ 282,442 in 2004 and $165,684 in 2003.

      Officer Indemnification

      Under the organizational documents, AVP's directors are indemnified against certain liabilities arising out of the performance of their duties to AVP. AVP also has an insurance policy for its directors and officers to insure them against liabilities arising from the performance of their duties required by their positions with AVP. AVP's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against AVP that have not yet occurred. However, based on experience, AVP expects the risk of loss to be remote.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

18.   INCOME TAXES

      The components of the provision (benefit) for income taxes are as follows:

                                                           2004         2003
                                                        ----------   ----------
      Current
           Federal                                      $       --   $       --
           State                                                --           --
                                                        ----------   ----------
                 Total                                          --           --
                                                        ----------   ----------
      Deferred
           Federal                                              --           --
           State                                                --           --
                                                        ----------   ----------
                 Total                                          --           --
                                                        ----------   ----------
                 Total Income Tax Provision (Benefit)   $       --   $       --
                                                        ==========   ==========

      The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                        2004           2003
                                                     ----------     ----------
      Federal statutory rate                                (34)%          (34)%
      State income taxes, net of federal benefits            (6)            (6)
      Valuation allowance                                    40             40
                                                     ----------     ----------
      Total                                                  -- %           -- %
                                                     ==========     ==========

      Significant components of deferred income taxes as of December 31, 2004 are as follows:

      Net operating loss                $ 4,815,000
      Accrued compensation                   17,000
      Valuation allowance                (4,832,000)
                                        -----------
      Net Deferred Tax                  $        --
                                        ===========

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                 ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

18.   INCOME TAXES (CONTINUED)

      AVP records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. AVP assesses its past earnings history and trends and projections of future net income. AVP recorded a valuation allowance for the entire amount of the net deferred assets in 2004 and 2003, as it had determined that it was more likely than not that no deferred tax assets would be realized. The net change in the valuation allowance for deferred tax assets was an increase of $1,065,000. AVP will continue to review this valuation allowance on a quarterly basis and make adjustments as appropriate.

      The tax benefits associated with employee exercises of stock options reduces income taxes currently payable. However, no benefits were recorded to additional paid in capital in 2004 and 2003 because their realization was not more likely than not to occur and consequently, a valuation allowance was recorded against the entire benefit.

      At December 31, 2004, AVP had federal net operating loss carryforwards aggregating approximately $15,800,000 which expire in the years 2019 through 2024. The amount and availability of the carryforwards are subject to limitations as the result of changes in ownership.

19.   PENSION PLAN

      AVP sponsors a 401(k) pension plan for all eligible employees. The Plan provides for annual contributions at the discretion of AVP. No amounts were contributed in 2004 or 2003 to the plan.

ITEM 8.  Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure.

      Not applicable.

ITEM 8A. Controls and Procedures.

      AVP's management has evaluated, with the participation of its principal executive and financial officers, the effectiveness of AVP's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded that, as of December 31, 2004, AVP's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by AVP in reports that it files or submits under the Exchange Act is accumulated and communicated to AVP's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B. Other Information

      Not applicable.

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act

      The information set forth in the Proxy Statement under the captions, Election of Directors--Nominees of the Board of Directors, and Executive Officers and Election of Directors--Section 16(a) Beneficial Ownership Reporting Compliance, is incorporated by reference herein.

      Because its board of directors was constituted only very recently, AVP has not adopted a written code of ethics that applies to AVP's principal executive officer, principal financial officer, and controller. AVP expects to adopt such a code shortly.

ITEM 10. Executive Compensation.

      The information set forth in the Proxy Statement under the caption, Election of Directors--Executive Compensation, is incorporated by reference herein.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information set forth in Item 5 under the caption, Securities Authorized for Issuance Under Equity Compensation Plans, is incorporated herein by reference.

      The information set forth in the Proxy Statement under the caption, Security Ownership of Certain Beneficial Owners and Management, is incorporated herein by reference.

ITEM 12. Certain Relationships and Related Transactions.

      The information set forth in the Proxy Statement under the caption, Election of Directors--Certain Relationships and Related Transactions, is incorporated herein by reference.

ITEM 13. Exhibits.

      The exhibits listed on the Exhibit Index, including the following management contracts or compensatory plans or arrangements, are filed with this report.

         10.1 Executive Employment Agreement between Leonard Armato and Association of Volleyball Professionals, Inc. dated as of January 3, 2005.

         10.2 Executive Employment Agreement between Bruce Binkow and Association of Volleyball Professionals, Inc. dated as of January 3, 2005.

         10.3 Executive Employment Agreement between Andrew Reif and Association of Volleyball Professionals, Inc. dated as of January 3, 2005.

         10.4 Stock Option Agreement between Leonard Armato and Association of Volleyball Professionals, Inc. dated as of September 1, 2003.

         10.5 Stock Option Agreement between Bruce Binkow and Association of Volleyball Professionals, Inc. dated as of September 1, 2003.

         10.6 Stock Option Agreement between Andrew Reif and Association of Volleyball Professionals, Inc. dated as of September 1, 2003.

         10.7 Pursuant to the Executive Employment Agreements executed by Messrs. Armato, Binkow and Reif, each will receive five-year common stock purchase warrants to purchase a total of 10,779,230 of AVP common stock at a price of $0.31 per share. Mr. Wattenberg will be granted a warrant covering an undetermined number of shares from among 15,588,186 shares reserved for a grant of such warrants.

         10.11 Consulting Agreement between Scott Painter and Association of Volleyball Professionals, Inc. dated as of June 11, 2003 and amendment dated January 3, 2005.

         10.13 2002 Stock Option Plan dated as of May 6, 2002, as amended.


ITEM 14. Principal Accountant Fees and Services.

      The information set forth in the Proxy Statement under the caption, Ratification of Appointment of Independent Auditors--Fees Paid to Principal Accountants, is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April, 2005.

                                    AVP, INC.

                                    By: /s/ Leonard Armato
                                        ---------------------------
                                            Leonard Armato
                                            Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                          Title                      Date

/s/ Leonard Armato            Chairman, Chief Executive         April 12, 2005
------------------------
Leonard Armato                Officer, Tour Commissioner,
                              and Director

/s/ Andrew Reif               Chief Operating Officer and       April 12, 2005
------------------------
Andrew Reif                   Director

/s/ Bruce Binkow              Chief Marketing Officer and       April 12, 2005
------------------------
Bruce Binkow                  Director

/s/ Thomas Torii              Chief Accounting Officer and      April 12, 2005
------------------------
Thomas Torii                  Controller

/s/ Scott Painter             Director                          April 12, 2005
------------------------
Scott Painter

                                          EXHIBIT INDEX

Exhibit                                                                             Incorporated by
 Number                                  Name of Exhibit                              Reference to
-------                                  ---------------                            --------------

  2.1             Merger Agreement dated as of June 29, 2004 among the             Exhibit 10.2(1)
                  Company, Othnet Merger Sub, Inc. and  Association of
                  Volleyball Professionals, Inc.

  2.2             First Amendatory Agreement, dated February 28, 2005, to            Exhibit 2.2(2)
                  Agreement and Plan of Merger dated June 29, 2004, between
                  Registrant and AVP.

  2.3             Agreement detailing Registrant's liabilities, dated February       Exhibit 2.3(2)
                  28, 2005 between Registrant and AVP.

  3.1             Registrant certificate of incorporation,  dated May 12, 1994;       Exhibit 3(2)
                  amendment  thereto,  dated  March 22,  2001;  certificate  of designation dated February 25, 2005.

  3.2             Bylaws.                                                                  *

  4.1             Registration Rights Agreement, dated January 5, 2005,              Exhibit 4.1(2)
                  between Registrant and units investors.

  4.2             Form of units warrant.                                             Exhibit 4.2(2)

  4.3             Form of warrant for Maxim Group, LLC                                     *

  10.1            Executive Employment Agreement between Leonard Armato and                *
                  Association of Volleyball Professionals, Inc. dated as of
                  January 3, 2005.

  10.2            Executive Employment Agreement between Bruce Binkow and                  *
                  Association of Volleyball Professionals, Inc. dated as of
                  January 3, 2005.

  10.3            Executive Employment Agreement between Andrew Reif and                   *
                  Association of Volleyball Professionals, Inc. dated as of
                  January 3, 2005.

  10.4            Stock Option Agreement between Leonard Armato and                        *
                  Association of Volleyball Professionals, Inc. dated as of
                  September 1, 2003.

  10.5            Stock Option Agreement between Bruce Binkow and Association              *
                  of Volleyball Professionals, Inc. dated as of September 1,
                  2003.

  10.6            Stock Option Agreement between Andrew Reif and Association               *
                  of Volleyball Professionals, Inc. dated as of September 1,
                  2003.

  10.7            Pursuant to the Executive Employment Agreements executed by              +
                  Messrs. Armato, Binkow and Reif, each will receive five-year common stock purchase warrants to purchase a total of
                  10,779,230 of AVP common stock at a price of $0.31 per
                  share.  Mr. Wattenberg will be granted a warrant covering an undetermined number of shares from among 15,588,186 shares reserved for a grant of such warrants.

  10.8            Anschutz Entertainment Group, Inc. Promissory Note dated as              *
                  of August 1, 2002 in the principal sum of $1,000,000
                  and Option Agreement dated as of April 21, 2003
                  between AEG and AVP.

  10.9            Non-negotiable Promissory Note dated April 6, 2003 made by               *
                  Association of Volleyball Professionals, Inc. to Management
                  Plus Enterprises, Inc. and allonge dated January 3, 2005

 10.10            Major League Volleyball, Inc. Secured Convertible Promissory             *
                  Note dated as of July 28, 2003.

 10.11            Consulting Agreement between Scott Painter and Association               *
                  of Volleyball Professionals, Inc. dated as of June 11, 2003 and amendment dated January 3, 2005.

 10.12            Consulting Agreement between Association of Volleyball                   *
                  Professionals, Inc. and Montecito Capital Partners, Inc.
                  dated as of February 28, 2005.

 10.13            2002 Stock Option Plan dated as of May 6, 2002, as amended               *

  16.1            Letter regarding Change in Certifying Accountant.                 Exhibit 16.1(3)

  31.1            Certification of Chief Executive Officer pursuant to Section             *
                  302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and
                  15d-14 of the Exchange Act)

  31.2            Certification of Principal Financial Officer pursuant to                 *
                  Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14
                  and 15d-14 of the Exchange Act)

   32             Certification pursuant to Section 906 of the Sarbanes-Oxley              *
                  Act of 2002 (18 U.S.C. 1350)

----------
* Filed herewith.


(1) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for year ended April 30,2004, and incorporated by reference herein.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 2, 2005, and incorporated by reference herein.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 17, 2005, and incorporated by reference herein.