Form 10QSB
period 2005-03-31
AVP INC
filed 2005-05-23
CIK 930817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-26454

                                    AVP, INC.
                      -----------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 98-0142664
   -------------------------------                 ----------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

            6100 Center Drive, Suite 900, Los Angeles, CA  90045
            --------------------------------------------------------
               (Address of principal executive offices - Zip code)

                                (310) 426 - 8000
                                ----------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X      No
         ---        ---

As of May 23, 2005, the Registrant had approximately 22,514,742 shares of Common Stock outstanding.

                                    AVP, INC.

                                      INDEX

                                                                         Page
                                                                         ----

PART I.   FINANCIAL INFORMATION........................ .................4

ITEM 1.   FINANCIAL STATEMENTS......................... .................4

   Balance Sheet as of March 31, 2005
   (Unaudited)......................................... .................5

   Statements of Operations for
   the three months ended March 31, 2005 and 2004
   (Unaudited)......................................... .................6

   Statement of Changes in Stockholder's Equity for
   the three months ended March 31, 2005
   (Unaudited)......................................... ................ 7

   Statements of Cash Flows for
   the three months ended March 31, 2005 and 2004
   (Unaudited)......................................... .................8

   Notes to Financial Statements (Unaudited).......... .................10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION........................... .................17

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISKS.......................... .................20

ITEM 4.   CONTROLS AND PROCEDURES..................... .................20

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS........................... .................20

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS... .................20

ITEM 5.   OTHER INFORMATION........................... .................21

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............ .................21

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                    AVP, INC.
                         Index to Financial Information
                           Period Ended March 31, 2005

                                                                         PAGES


Financial Statements

Unaudited Balance Sheet                                                     5

Unaudited Statements of Operations                                          6

Unaudited Statement of Changes in Stockholder's Equity                      7

Unaudited Statements of Cash Flows                                        8 - 9

Unaudited Notes to Financial Statements                                  10 - 16

                                    AVP, INC.
                                  Balance Sheet
                                 March 31, 2005
                                   (Unaudited)

                                                                              March 31,
                                                                                2005
                                                                             -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                 $ 4,820,821
   Accounts receivable, net of
     allowance for doubtful accounts of $10,000                                1,102,843
   Prepaid expenses                                                              554,082
   Deferred commission-related party                                             190,004
                                                                             -----------
   TOTAL CURRENT ASSETS                                                        6,667,750
                                                                             -----------
PROPERTY AND EQUIPMENT, net                                                      316,986
OTHER ASSETS
   Investment in sales-type lease                                                604,078
   Other assets                                                                   45,228
                                                                             -----------
   TOTAL OTHER ASSETS                                                            649,306
                                                                             -----------
   TOTAL ASSETS                                                              $ 7,634,042
                                                                             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt                                         $ 1,330,070
   Accounts payable                                                              479,177
   Accrued expenses                                                            1,215,861
   Accrued interest                                                              260,502
   Deferred revenue                                                            3,294,897
                                                                             -----------
   TOTAL CURRENT LIABILITIES                                                   6,580,507
                                                                             -----------
OTHER LIABILITIES
   Long-term deferred revenue                                                    225,000
   Long-term debt - less current portion                                         683,334
                                                                             -----------
   TOTAL OTHER LIABILITIES                                                       908,334
                                                                             -----------
   TOTAL LIABILITIES                                                           7,488,841
                                                                             -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Series A convertible preferred stock, $.001 par value, 2,000,000 shares
authorized,                                                                          288
   288,014 shares issued and outstanding
   Series B convertible preferred stock, $.001 par value, 2,000,000 shares
authorized,                                                                          147
   147,364 shares issued and outstanding
   Common stock, $.0001 par value, 40,000,000 shares authorized,                  22,515
   22,514,742 shares issued and outstanding
   Additional paid-in capital                                                 13,717,431
ACCUMULATED DEFICIT                                                          (13,595,180)
                                                                             -----------
   TOTAL STOCKHOLDERS' EQUITY                                                    145,201
                                                                             -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 7,634,042
                                                                             ===========

                                    AVP, INC.
                            Statements of Operations
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)


                                       Three Months Ended March 31,
                                           2005            2004
                                     ------------    ------------
REVENUE
     Sponsorships                    $         --    $         --
     Other                                103,956          52,698
                                     ------------    ------------
     TOTAL REVENUE                        103,956          52,698
EVENT COSTS                                    --              --
                                     ------------    ------------
     Gross Profit                         103,956          52,698
                                     ------------    ------------
OPERATING EXPENSES
     Marketing                            411,600         328,985
     Administrative                     4,518,384         677,653
                                     ------------    ------------
     TOTAL OPERATING EXPENSE            4,929,984       1,006,638
                                     ------------    ------------
     OPERATING LOSS                    (4,826,028)       (953,940)
                                     ------------    ------------
OTHER INCOME (EXPENSE)
     Interest expense                     (70,558)        (38,000)
     Interest income                       15,356          24,517
     Joint venture loss                        --              --
                                     ------------    ------------
     TOTAL OTHER EXPENSE                  (55,202)        (13,483)
                                     ------------    ------------
     LOSS BEFORE INCOME TAXES          (4,881,230)       (967,423)

INCOME TAXES                                   --              --
                                     ------------    ------------
     NET LOSS
                                     $ (4,881,230)   $   (967,423)
                                     ============    ============
Basic and diluited loss per share
                                     $      (0.22)   $      (0.06)
                                     ============    ============
    Weighted average common shares
     outstanding                       22,514,742      17,364,279
                                     ============    ============

                                    AVP, INC.
                  Statement of Changes in Stockholder's Equity
                        Three Months Ended March 31, 2005
                                   (Unaudited)

                                    Series A              Series B
                                   Preferred Stock       Preferred Stock          Common Stock
                                ---------------------------------------------------------------------------------
                                                                                                     Additional
                                  Shares     Amount     Shares     Amount     Shares      Amount   Paid in Capital
                                ----------------------------------------------------------------------------------
Balance, January 1, 2005           122,381     $ 122           -     $   -           -   $      -   $    999,190

Merger of AVP, Inc. into the
   Association
  ("the reverse merger")                -         -           -          -  22,514,742     22,515       (974,439)

Conversion of 10% convertible
    notes                           70,275        70           -         -           -          -      2,290,278

Conversion of redeemable preferred
    stock                           95,358        96           -         -           -          -      3,657,504

Private placement units                  -         -     147,364       147           -          -      4,246,876

Consulting expense from issuance of
    stock options                        -         -           -         -           -          -      3,498,022

Net loss                                 -         -           -         -           -          -              -
                                ----------- --------- ----------- --------- ----------- ---------- --------------
Balance, March 31, 2005            288,014     $ 288     147,364     $ 147  22,514,742   $ 22,515   $ 13,717,431
                                =========== ========= =========== ========= =========== ========== ==============



                                                     Total
                                    Accumulated   Stockholders'
                                      Deficit        Equity
                                ----------------- -------------
Balance, January 1, 2005            $ (8,713,950) $ (7,714,638)

Merger of AVP, Inc. into the
   Association
  ("the reverse merger")                       -      (951,924)

Conversion of 10% convertible
    notes                                      -     2,290,348

Conversion of redeemable preferred
    stock                                      -     3,657,600

Private placement units                        -     4,247,023

Consulting expense from issuance of
    stock options                              -     3,498,022
                                                             -
Net loss                              (4,881,230)   (4,881,230)
                                ----------------- -------------

Balance, March 31, 2005            $ (13,595,180) $    145,201
                                ================= =============


                                    AVP, INC.
                            Statements of Cash Flows
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                            Three Months Ended March 31,
                                                               2005           2004
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $(4,881,230)   $  (967,423)
   Adjustments to reconcile net loss to net cash
       flows from operating activities:
       Depreciation and amortization of property and
equipment                                                       22,101          4,993
       Other amortization                                        2,011             --
       Amortization of deferred commissions                     63,335         73,726
       Consulting expense from issuance of stock options     3,498,022             --
   Decrease (increase) in operating assets:
       Accounts receivables                                   (453,706)      (328,430)
       Investment in and due from joint venture                     --        291,084
       Prepaid expenses                                       (527,476)      (275,767)
       Other assets                                             (4,500)        (5,028)
   Increase (decrease) in operating liabilities:
       Accounts payable                                        164,381       (509,342)
       Accrued expenses                                        251,555       (317,196)
       Accrued officer compensation                            (43,208)       169,230
       Accrued interest                                        (56,127)       157,698
       Deferred revenue                                      2,969,847      2,253,986
                                                           -----------    -----------
       NET CASH FLOWS FROM
           OPERATING ACTIVITIES                              1,005,005        547,530
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property and equipment                       (137,384)       (14,497)
   Investment in sales-type lease                               24,244         21,967
                                                           -----------    -----------
       NET CASH FLOWS FROM
           INVESTING ACTIVITIES                               (113,140)         7,470
                                                           -----------    -----------

                                    AVP, INC.
                            Statements of Cash Flows
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                   (CONTINUED)

                                                               Three Months Ended March 31,
                                                                  2005           2004
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of capital stock                          4,247,023             --
   Debt repayments                                               (950,000)            --
                                                              -----------    -----------
       NET CASH FLOWS FROM
           FINANCING ACTIVITIES                                 3,297,023             --
                                                              -----------    -----------
       NET INCREASE IN CASH                                     4,188,888        555,000
       CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             631,933         71,056
                                                              -----------    -----------
       CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 4,820,821    $   626,056
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
   Cash paid during the period for:
   Interest                                                   $    48,939             --
                                                              -----------    -----------
   Income taxes                                                        --             --
                                                              -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING INFORMATION
   Net liabilities assumed in merger
       Cash                                                   $     4,217             --
       Accounts payable                                          (261,857)            --
       Accrued Expenses                                          (173,934)            --
                                                              -----------    -----------
                                                              $  (431,574)            --
                                                              -----------    -----------
  Conversion of Association redeemable preferred stock into
       Series A convertible preferred stock                   $ 3,657,600             --
                                                              -----------    -----------
   Conversion of notes payable into
       Series A convertible preferred stock                   $ 2,290,348             --
                                                              -----------    -----------

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited interim financial statements of AVP, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in AVP, Inc.'s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004, as reported in the Form 10-KSB as previously filed with the SEC, have been omitted.


2.    MERGER

      On February 28, 2005, upon filing a certificate of merger with the Delaware Secretary of State, a wholly owned subsidiary of AVP, Inc. ("AVP") named Othnet Merger Sub, Inc., a Delaware corporation, and AVP Pro Beach Volleyball Tour, Inc., a Delaware corporation (the "Association"), consummated a merger pursuant to an Agreement and Plan of Merger dated as of June 29, 2004, as amended. As a result of the merger, the Association, which survived the merger, became AVP's wholly owned subsidiary, and AVP issued to Association stockholders Series A Convertible Preferred Stock, which will be converted automatically into AVP common stock upon authorization of a sufficient amount of common stock.

      In the second half of 2004, AVP issued $2,360,000 principal amount of 10% convertible notes and, as required by the merger agreement, lent $2,000,000 of the proceeds of the notes to the Association (the notes were issued in units that included common stock and common stock purchase warrants). It was a condition to the closing of the merger, among other things, that at least $2,000,000 principal amount of the notes (and accrued interest) be converted into Series A Convertible Preferred Stock. Another condition was the closing of a private placement of units of Series B Convertible Preferred Stock and common stock purchase warrants, gross proceeds of which was $5,000,000, concurrently with the merger closing.

      Each share of Series A preferred stock and Series B preferred stock is convertible into 243 shares of AVP common stock and carries the number of votes that equals the number of shares into which it is convertible, except that, until the authorization of additional shares of common stock, the Series B preferred stock will carry ten times the vote per share that it otherwise would carry.

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)


2.    MERGER (Continued)

      Immediately prior to the merger, the Association had outstanding 4,443,944 shares of $0.0001 par value common stock ("Association common stock"). In accordance with the merger agreement, the outstanding shares of the Association's common stock was converted into 122,381 shares of Series A Convertible Preferred stock which is exchangeable for 29,738,605 shares of AVP's common stock. The Association also had outstanding options and warrants to purchase a total of 12,732,220 shares of Association common stock that, as a result of the merger agreement, now represent the right to purchase 85,832,927 shares of the AVP common stock.

      As part of the merger, the Association's preferred stockholder's converted $3,657,600 of Redeemable Preferred Stock into 95,358 shares of Series A Convertible Preferred stock which is exchangeable for 23,171,881 shares of AVP common stock. In addition, as part of the merger, holders of the 10% convertible notes converted them into 70,275 shares of Series A Convertible Preferred stock which in turn is exchangeable for 17,076,755 shares of AVP common stock. Concurrent with the merger, AVP raised through private placement $5,000,000 of private placement units representing 147,364 shares of Series B Convertible Preferred Stock which is exchangeable for 35,809,452 shares of AVP common stock.

      An Association note holder has indicated its intention to exercise its option to convert its $1,000,000 note payable into 46,472 shares of Series A Convertible Preferred Stock which is exchangeable for 11,292,614 shares of AVP common stock.

      The Series A and Convertible Preferred Stock, will convert automatically into common stock upon authorization of a sufficient amount of common stock.

      As such, for all disclosures referencing shares authorized and issued, shares reserved for issuance, per share amounts and other disclosures relating to equity, amounts have been presented reflecting share quantities as altered by the terms of the merger agreement.

      In conjunction with the merger, AVP is obligated to issue warrants to purchase 53,771,332 shares of common stock as consideration for services that facilitated the merger.

      As a result of the merger, AVP will have 139,604,049 shares of common stock outstanding and will have outstanding stock options and warrants to acquire AVP common stock aggregating 155,257,124 shares.

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)


2.    MERGER (Continued)

      Upon consummation of the merger and the private offering, the Association's former stockholders held Series A Preferred Stock entitling them to cast 58.22% of votes entitled to be cast at an election of AVP directors; the Association's executive officers became AVP's executive officers, and Association designees hold five of six Board of Directors seats.

      Accordingly, the Association, which was the acquired entity, from the legal standpoint, is the acquirer from the accounting standpoint, and AVP is the accounting acquiree.

      Because AVP was a publicly traded shell corporation at the time of the merger, the transaction is being accounted for as a capital transaction, the equivalent of AVP's issuing stock for the Association's net assets, accompanied by a recapitalization of AVP. The accounting is identical to that resulting from a reverse acquisition, except that there are no adjustments to the historic carrying values of the assets and liabilities of the Association.

      AVP agreed to register for resale the shares of common stock underlying the Series B preferred stock. The agreement provides that if a registration statement does not become effective by June 28, 2005, AVP must pay a penalty to the Series B preferred stock stockholder of approximately $50,000 for each month that the penalty condition is not satisfied, until August 28, 2005, when the monthly penalty increases to $100,000.

3.    STOCK OPTIONS

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

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

3.    STOCK OPTIONS (CONTINUED)


      If AVP had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, AVP's net loss would increase to the following pro forma amounts:

                                                          Three Months Ended March 31,
                                                           --------------------------
                                                               2005           2004
                                                           -----------    -----------
      Net loss applicable to common shareholders,
      as reported                                          $(4,881,230)   $  (967,423)

      Less stock based employee compensation
      expense determined under fair-value-based
      methods for all awards, net of related tax effects            --        (33,322)
                                                           -----------    -----------

      Pro forma net loss                                   $(4,881,230)   $(1,000,745)
                                                           ===========    ===========

      The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2005 and the year ended December 31, 2004:

                                                                  2005        2004
                                                              ---------- -------------
      Risk-free interest rate                                      --    3.86 - 4.19%
      Expected life                                                --   2 to 10 years
      Expected volatility                                          --               0%
      Expected dividend yield                                      --               0%

      The following table contains information on the stock options for the period ended March 31, 2005 and the year ended December 31, 2004. The outstanding options expire from December 31, 2005 to September 1, 2013.

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

3.    STOCK OPTIONS (CONTINUED)

                                                                 Weighted
                                                                 Average
                                                   Number of     Exercise
                                                     Shares       Price
                                                   ----------   -----------
      Options outstanding at January 1, 2004       77,538,396   $      0.02

        Granted                                    12,294,531          0.19

        Exercised                                          --            --
        Cancelled                                          --            --
                                                   ----------   -----------
       Options outstanding at December 31, 2004   89,832,927 $         0.04

        Granted                                            --            --
        Exercised                                          --            --
        Cancelled                                          --            --
                                                   ----------   -----------
      Options outstanding at March 31, 2005        89,832,927   $      0.04
                                                   ==========   ===========

      The weighted average fair value of options granted was $-0- in 2005 and $-0- in 2004.

      The following table summarizes information about AVP's stock-based compensation plan at March 31, 2005:

      Options outstanding and exercisable by price range as of March 31, 2005:

                                    Options Outstanding                           Options Exercisable
                     -------------------------------------------------------  -----------------------------
                                         Weighted
                                          Average                Weighted                          Weighted
           Range of                      Remaining               Average                            Average
           Exercise    Number           Contractual             Exercise        Number             Exercise
             Prices  Outstanding       Life in Years              Price       Exercisable             Price
      -------------  -----------  --------------------   -------------------  -------------   --------------
       $.00 -   .03  60,960,929             6.0             $           0.00  60,960,929       $       0.00
       $.03 -   .09  16,577,467             9.3             $           0.08   7,269,855       $       0.08
       $.09 -   .16   8,294,531             3.0             $           0.16   8,294,531       $       0.16
       $.17 -   .25   4,000,000             4.0             $           0.25   4,000,000       $       0.25
      -------------  -----------  --------------------   -------------------  -------------   --------------
       $.00 -   .25  89,832,927             5.3             $           0.04  80,525,315       $       0.04
      =============  ===========  ====================   ===================  =============   ==============

      In connection with stock options granted to employees to purchase common stock, AVP recorded no stock-based compensation expense the periods ended March 31, 2005 and March 31, 2004.

      Other Stock Options

      Non-qualified stock options granted to other individuals aggregating 20,531,504 shares and expire from June 2006 to June 2010.

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)


3.    STOCK OPTIONS (CONTINUED)

      The following table contains information on all of AVP's non-plan stock options for the period ended March 31, 2005 and the year ended December 31, 2004.


                                                                     Weighted
                                                                     Average
                                                       Number of     Exercise
                                                         Shares        Price
                                                       ----------   ----------
             Options outstanding at January 1, 2004     3,133,450   $     0.03
      Granted                                           4,730,110         0.21
      Exercised                                                --           --
      Cancelled                                                --           --
                                                       ----------   ----------
            Options outstanding at December 31, 2004    7,863,560         0.14
      Granted                                          12,667,944         0.45
      Exercised                                                --           --
      Cancelled                                                --           --
                                                       ----------   ----------
             Options outstanding at March 31, 2005     20,531,504   $     0.33
                                                       ==========   ==========


      The weighted average fair value of options granted was $.28 in 2005 and $.21 in 2004.

      The following table summarizes information about AVP's non-qualified stock options at March 31, 2005:

      Options outstanding and exercisable by price range as of March 31, 2005:

                                    Options Outstanding                           Options Exercisable
                     ------------------------------------------------------   -----------------------------
                                         Weighted
                                          Average                Weighted                          Weighted
           Range of                      Remaining               Average                            Average
           Exercise    Number           Contractual             Exercise        Number             Exercise
             Prices  Outstanding       Life in Years              Price       Exercisable             Price
      -------------  -----------  --------------------   -------------------  -------------   --------------
       $.03 -   .15   3,033,450             5.0             $           0.03   3,033,450       $       0.03
       $.16 -   .34   4,964,746             1.6             $           0.21   4,964,746       $       0.21
       $.35 -   .50  12,533,308             5.0             $           0.45  12,533,308       $       0.45
      -------------  -----------  --------------------   -------------------  -------------   --------------
       $.03 -   .50  20,531,504             4.2             $           0.33  20,531,504       $       0.33
      =============  ===========  ====================   ===================  =============   ==============

      In connection with stock options granted to non-employees to purchase common stock as a result of the private placement, AVP recorded consulting expense of $3,498,022 for the period ended March 31, 2005 and $ -0- for the period ended March 31, 2004. Such amounts represent, for each non-employee stock option, the valuation under SFAS 123 on the date of the grant.

                                          AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)


4.    COMMITMENTS AND CONTINGENCIES

      Operating Lease

      AVP is obligated under a noncancellable operating lease for its office facilities. The lease expires March 31, 2010 subject to a five-year renewal option.

      The future minimum rental payments, excluding cost escalations, as of March 31, 2005 are as follows:


             Years Ending December 31,
                        2005                      $  242,000
                        2006                         329,000
                        2007                         338,000
                        2008                         347,000
                        2009                         356,000
                     Thereafter                       91,000
                                                  ----------
                       Total                      $1,703,000
                                                  ==========

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

      Employment Agreements

      AVP has entered into "at will" employment agreements with three officers. In addition to base salary, the employment agreements provide for annual performance bonuses and profit sharing bonuses. The performance bonuses range from 30% to 50% of the respective officer's base salary. The performance bonuses awarded, if any, will be based upon achieving certain milestones and targets as determined by the Board of Directors' Compensation Committee. The employment agreements also provide that AVP will set aside 10% of the net profits (as defined by EBITDA or such other specification as determined by the Compensation Committee) to establish a Profit Sharing Bonus Pool. The Compensation Committee and the AVP's President will determine the allocation of the Profit Sharing Bonus Pool among officers eligible to participate in the Profit Sharing Bonus Pool.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Background

AVP, Inc. was originally incorporated under the name Malone Road Investments, Ltd., on August 6, 1990 in the Isle of Man. The corporation was redomesticated in the Turks and Caicos Islands in 1992, and subsequently domesticated as a Delaware corporation in 1994. Pursuant to Delaware law, the corporation is deemed to have been incorporated in Delaware as of the date of its formation in the Isle of Man. The company changed its name to PL Brands, Inc. in 1994; changed its name to Othnet, Inc., in March 2001; and changed its name to the current one on March 9, 2005. AVP had no business operations other than to attempt to locate and consummate a business combination with an operating company since December 2001.

                                 AVP Acquisition

On February 28, 2005, a wholly owned subsidiary of AVP and AVP Pro Beach Volleyball Tour, Inc., f/k/a Association of Volleyball Professionals, Inc., a Delaware corporation (the "Association"), consummated a merger pursuant to an Agreement and Plan of Merger dated as of June 29, 2004, as amended. The name of the subsidiary before it merged with the Association was Othnet Merger Sub, Inc. As a result of the merger, the Association became AVP's wholly owned subsidiary, and AVP issued to Association stockholders AVP Series A Convertible Preferred Stock, which will be converted automatically into AVP common stock upon authorization of a sufficient amount of common stock.

AVP's Business

AVP owns and operates professional beach volleyball events in the United States through its wholly owned subsidiary, the Association. AVP's revenue comes from national, regional, and local sponsorships; ticket sales (admissions), Beach Club (corporate hospitality) sales, food and beverage sales, and merchandise sales; trademark licensing; and other ancillary sources.

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

AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October.

Results of Operations

Results of Operations
         Operating Income (Loss) and Net Income (Loss)                        % Revenue
                                  Three Months Ended March 31,         Three Months Ended March 31,
                                   2005                 2004               2005          2004
                            ---------------       --------------       --------------- --------------
Operating Income (Loss)     $    (4,826,028)      $     (953,940)        (4,642)%      (1,810)%
Net Income (Loss)           $    (4,881,231)      $     (967,423)        (4,695)%      (1,836)%

The 406% increase in quarterly operating loss primarily reflects a $3,498,022 charge to consulting expense as a result of non-employee warrant valuation under SFAS 123. In addition, there are merger-related legal costs, SEC reporting requirements costs, and consulting fees payable in connection with the merger and miscellaneous other expenses as well as budgeted 2005 salary increases which contributed to the increase in quarterly operating loss for March 31, 2005.

Revenue

The following chart reflects comparative revenues with respect to AVP's significant revenue drivers. The majority of AVP's revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes sponsorship revenue pro rata over each event during the tour season as the events occur and collection is reasonably assured. AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October. AVP did not produce any beach volleyball events in the first quarter of 2005 or 2004. Accordingly, AVP did not recognize any sponsorship revenue or activation fees in the quarters ending March 31, 2005 and 2004.

--------------------------------------------------------------
       Summary Revenue
--------------------------------------------------------------

                                 Three Months Ended March 31,    Percentage
                                   2005             2004          Increase
                               --------------   --------------  --------------
Sponsorship                        $       -         $      -               -
Activation Fees                            -                -               -
Local Revenue                              -                -               -
Miscellaneous Revenue                103,956           52,698            97 %

                               --------------   --------------  --------------
                                   $ 103,956         $ 52,698            97 %
                               ==============   ==============  ==============

The increase in revenue primarily reflects an increase in trademark licensing revenue relating to AVP's volleyball license agreement with Wilson Sporting Goods. AVP and Wilson entered into a new license agreement effective January 1, 2005 which provided for an increase in the royalty and minimum guarantee payable to AVP in connection with volleyball sales.

Operating Expenses

------------------------------------------------  ----------------------------
         Summary Costs                              % Revenue                     (Increase)
------------------------------------------------  ----------------------------
                                                                                 Decrease as
                    Three Months Ended March 31,  Three Months Ended March 31,   % of Revenue
                       2005            2004           2005           2004       2005 vs. 2004
                  --------------- --------------  -------------- -------------  ---------------
Event Costs                  $ -            $ -              0%            0%             -
Administrative         4,518,384        677,653           4346%         1286%         (3,061)%
Marketing                411,600        328,985            396%          624%            228 %
Interest Expense          70,559         38,000             68%           72%              4 %

                  --------------- --------------  -------------- -------------  ---------------
Total Costs          $ 5,000,543    $ 1,044,638           4810%         1982%         (2,828)%
                  =============== ==============  ============== =============  ===============


Event costs include the direct costs of producing an event and costs related to television airing of broadcasted events. Event costs are recognized on an event-by-event basis and event costs billed and/or paid prior to their respective events are recorded as deferred costs and expensed at the time the event occurs. Since no event took place in the quarters ended March 31, 2005 and 2004, no event costs were recognized.

The increase in administrative costs of $3,840,731 (or 567%) primarily reflects a $3,498,022 charge to consulting expense as a result of non-employee warrant valuation under SFAS 123 for warrants granted on February 28, 2005 as a result of the merger. In addition, the increase in administrative costs include merger-related legal costs, SEC reporting requirements costs, consulting fees payable in connection with the merger aggregating $130,000 and budgeted 2005 salary increases.

The increase in marketing costs of $82,615 (or 25%) primarily reflects an outside third party public relations agency engaged by AVP in January 2005.

The increase in interest expense of $32,559 (or 86%) is due to the interest incurred in connection with the $2,000,000 loan that AVP made to the Association in 2004.

--------------------------------------------------
      Depreciation and Amortization Expense
--------------------------------------------------
                                                              Percentage
                            Three Months Ended March 31,       Increase
                            2005             2004             (Decrease)
                       ---------------   ---------------   ---------------
Depreciation Expense   $        21,050   $         4,993             322 %
Amortization Expense            66,396            73,726             (10)%

                       ---------------   ---------------   ---------------
                       $        87,447   $        78,719              11 %
                       ===============   ===============   ===============

The increase in depreciation expense of $16,057 resulted from an increase in depreciable assets, including banners and flags and equipment; information technology equipment (e.g., servers); activation equipment (e.g., kiosks and digital information screens); and leasehold improvements (e.g., installation of an air conditioning unit in AVP's server room).

Liquidity and Capital Resources

Cash flows from operating activities for the three months ended March 31, 2005 and 2004 were $(1,383,208) and $(933,422), respectively. Working capital, consisting of current assets less current liabilities, was $87,243 at March 31, 2005 and $(1,624,706) at March 31, 2004.

Cash flows provided from financing activities for the three months ended March 31, 2005 and 2004 were $4,247,023 and $0, respectively. As a result of the consummation of the $5,000,000 private placement Series B Convertible Preferred Stock on February 28, 2005, AVP realized net proceeds of $4,247,023.

Cash flows used in financing activities for the three months ended March 31, 2005 and 2004 were $950,000 and $0, respectively. During the three months ended March 31, 2005, AVP repaid $950,000 on a note payable owed to Management Plus Enterprises, Inc., a related party, in connection with sponsorship sales services.

Capital expenditures for the three months ended March 31, 2005 and 2004 were $137,384 and $14,497, respectively. During the three months ended March 31, 2005, AVP purchased banners and flags and a trailer in preparation for the 2005 tour season, as well as, computer equipment.

In June 2004, the Association borrowed $2,000,000 from AVP, at an interest rate of 10% per annum. As part of the merger, this liability was converted to equity. In addition, NBC and Fox had the right to put their Series A preferred stock investment back to the Association at the end of the 2005 and 2006 seasons for the amount of their respective investments. Prior to the merger, both NBC and Fox agreed to waive their put rights and converted the Association preferred stock holdings aggregating $3,657,600 into AVP Series A Preferred Stock.

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

Off-Balance Sheet Arrangements

As part of its ongoing business, AVP does not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

None.

ITEM 4. CONTROLS AND PROCEDURES

AVP's management has evaluated, with the participation of its principal executive and financial officers, the effectiveness of AVP's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded that, as of March 31, 2005, AVP's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by AVP in reports that it files or submits under the Exchange Act is accumulated and communicated to AVP's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 28, 2005, the merger between AVP's wholly owned subsidiary, Othnet Acquisition, Inc., and the Association was consummated, as a result of which the Association became AVP's wholly owned subsidiary, and the Association's former stockholders were issued AVP Series A Convertible Preferred Stock, which will convert automatically into common stock upon authorization of a sufficient amount of common stock.

The 3rd through 7th paragraphs of Note 2 and the 4th paragraph through the end of Note 3 of the Notes to Financial Statements are incorporated by reference.

Except as otherwise set forth below, the exchange of Association equity securities for AVP equity securities was exempt pursuant to Section 4(2) of the Securities Act.

Sale of units of Series B Convertible Preferred Stock and Common Stock Purchase Warrants was exempt pursuant to Securities Act Rule 506. All investors were accredited. The placement agent received a 10% commission on closing of the $5,000,000 gross proceeds offering of the units.

The exchange of Association employee stock options for employee stock options to purchase 1,631,235 shares of AVP Common Stock was exempt pursuant to Rule 701.

The material incorporated by reference contains information relating to options to purchase 6,542,941 shares of Common Stock reserved for issuance to Tour players, which will be issued pursuant to a Securities Act registration statement. The material incorporated by reference also contains information relating to warrants to purchase 53,771,332 shares to be granted pursuant to the merger agreement; Section 4(2) of the Securities Act will be relied upon with respect to such grant.

ITEM 5.   OTHER INFORMATION

      STOCKHOLDER PROPOSALS: To be included in AVP's proxy statement for the 2005 annual meeting, a stockholder proposal must be received by June 13, 2005, addressed to:

AVP, Inc.
6100 Center Drive, Suite 900
Los Angeles, California 90045
ATTN:  Secretary


ITEM 6.   EXHIBITS

      31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 - Certification of President and Chief Financial Officer Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the __ day of May, 2005.

                                            AVP, INC.
                                            (Registrant)

                                            By: /s/  Andrew Reif
                                            -------------------
                                            Andrew Reif
                                            Chief Operating Officer and
                                            Chief Financial Officer