Form 10QSB/A
period 2005-03-31
AVP INC
filed 2005-07-27
CIK 930817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               --------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Yes |X|     No |_|

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

PART I.   FINANCIAL INFORMATION........................ .................4

ITEM 1.   FINANCIAL STATEMENTS......................... .................4

   Balance Sheet as of March 31, 2005
   (Unaudited)......................................... .................5

   Statements of Operations for
   the three months ended March 31, 2005 and 2004
   (Unaudited)......................................... .................6

   Statement of Changes in Stockholders' Equity for
   the three months ended March 31, 2005
   (Unaudited)......................................... ................ 7

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

ITEM 1.   LEGAL PROCEEDINGS........................... .................20

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS... .................20

ITEM 5.   OTHER INFORMATION........................... .................21

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............ .................21

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                    AVP, INC.
                         Index to Financial Information
                           Period Ended March 31, 2005

                                                                         PAGES

Financial Statements

Unaudited Balance Sheet                                                     5

Unaudited Statements of Operations                                          6

Unaudited Statement of Changes in Stockholders' Equity                      7

Unaudited Statements of Cash Flows                                        8 - 9

Unaudited Notes to Financial Statements                                  10 - 16

                                    AVP, INC.
                                  Balance Sheet
                                 March 31, 2005
                                   (Unaudited)

                                                                              March 31,
                                                                                2005
                                                                             -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                 $ 4,820,821
   Accounts receivable, net of
     allowance for doubtful accounts of $10,000                                1,102,843
   Prepaid expenses                                                              554,082
   Deferred commission-related party                                             190,004
                                                                             -----------
   TOTAL CURRENT ASSETS                                                        6,667,750
                                                                             -----------
PROPERTY AND EQUIPMENT, net                                                      316,986
                                                                             -----------
OTHER ASSETS
   Investment in sales-type lease                                                604,078
   Other assets                                                                   45,228
                                                                             -----------
   TOTAL OTHER ASSETS                                                            649,306
                                                                             -----------
   TOTAL ASSETS                                                              $ 7,634,042
                                                                             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt                                         $ 1,330,070
   Accounts payable                                                              479,177
   Accrued expenses                                                            1,215,861
   Accrued interest                                                              260,502
   Deferred revenue                                                            3,294,897
                                                                             -----------
   TOTAL CURRENT LIABILITIES                                                   6,580,507
                                                                             -----------
OTHER LIABILITIES
   Long-term deferred revenue                                                    225,000
   Long-term debt - less current portion                                         683,334
                                                                             -----------
   TOTAL OTHER LIABILITIES                                                       908,334
                                                                             -----------
   TOTAL LIABILITIES                                                           7,488,841
                                                                             -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Series A convertible preferred stock, $.001 par value, 2,000,000 shares
       authorized, 288,014 shares issued and outstanding                             288
   Series B convertible preferred stock, $.001 par value, 2,000,000 shares
       authorized, 147,364 shares issued and outstanding                             147
   Common stock, $.001 par value, 40,000,000 shares authorized,
       22,514,742 shares issued and outstanding                                   22,515
   Additional paid-in capital                                                 13,717,431
   Accumulated deficit                                                       (13,595,180)
                                                                             -----------
   TOTAL STOCKHOLDERS' EQUITY                                                    145,201
                                                                             -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 7,634,042
                                                                             ===========

                                    AVP, INC.
                            Statements of Operations
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                     Three Months Ended March 31,
                                         2005            2004
                                     ------------    ------------
REVENUE
     Sponsorships                    $         --    $         --
     Other                                103,956          52,698
                                     ------------    ------------
     TOTAL REVENUE                        103,956          52,698
EVENT COSTS                                    --              --
                                     ------------    ------------
     Gross Profit                         103,956          52,698
                                     ------------    ------------
OPERATING EXPENSES
     Marketing                            411,600         328,985
     Administrative                     4,518,384         677,653
                                     ------------    ------------
     TOTAL OPERATING EXPENSE            4,929,984       1,006,638
                                     ------------    ------------
     OPERATING LOSS                    (4,826,028)       (953,940)
                                     ------------    ------------
OTHER INCOME (EXPENSE)
     Interest expense                     (70,558)        (38,000)
     Interest income                       15,356          24,517
     Joint venture loss                        --              --
                                     ------------    ------------
     TOTAL OTHER EXPENSE                  (55,202)        (13,483)
                                     ------------    ------------
     LOSS BEFORE INCOME TAXES          (4,881,230)       (967,423)

INCOME TAXES                                   --              --
                                     ------------    ------------
     NET LOSS
                                     $ (4,881,230)   $   (967,423)
                                     ============    ============
Basic and diluted - loss per share   $      (0.13)   $      (0.03)
                                     ============    ============
    Weighted average common shares
     outstanding                       37,493,683      29,738,605
                                     ============    ============

                                    AVP, INC.
                  Statement of Changes in Stockholders' Equity
                        Three Months Ended March 31, 2005
                                   (Unaudited)

                                      Series A                  Series B
                                   Preferred Stock           Preferred Stock             Common Stock
                                ---------------------------------------------------------------------------------------------
                                                                                                                Additional
                                  Shares       Amount       Shares        Amount       Shares      Amount     Paid in Capital
                                ---------------------------------------------------------------------------------------------
Balance, January 1, 2005            122,381   $     122            --   $      --            --   $       --   $      999,190

Merger of AVP, Inc. into the
   Association
  ("the reverse merger")                 --          --            --          --    22,514,742       22,515         (974,439)

Conversion of 10% convertible
    notes                            70,275          70            --          --            --           --        2,290,278

Conversion of redeemable
    preferred stock                  95,358          96            --          --            --           --        3,657,504

Private placement units
(net of offering costs of
 $ 753,038)                              --          --       147,364         147            --           --        4,246,876

Consulting expense from
    issuance of stock options            --          --            --          --            --           --        3,498,022

Net loss                                 --          --            --          --            --           --               --
                                -----------   ---------   -----------   ---------   -----------   ----------   --------------
Balance, March 31, 2005             288,014   $     288       147,364   $     147    22,514,742   $   22,515   $   13,717,431
                                ===========   =========   ===========   =========   ===========   ==========   ==============

                                                    Total
                                  Accumulated    Stockholders'
                                    Deficit         Equity
                                 -------------   -------------
Balance, January 1, 2005         $  (8,713,950)  $  (7,714,638)

Merger of AVP, Inc. into the
   Association
  ("the reverse merger")                    --        (951,924)

Conversion of 10% convertible
    notes                                   --       2,290,348

Conversion of redeemable
    preferred stock                         --       3,657,600

Private placement units                     --       4,247,023

Consulting expense from
    issuance of stock options               --       3,498,022

Net loss                            (4,881,230)     (4,881,230)
                                 -------------   -------------

Balance, March 31, 2005          $ (13,595,180)  $     145,201
                                 =============   =============

                                    AVP, INC.
                            Statements of Cash Flows
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                            Three Months Ended March 31,
                                                               2005           2004
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $(4,881,230)   $  (967,423)
   Adjustments to reconcile net loss to net cash
       flows from operating activities:
       Depreciation and amortization of property and
           equipment                                            22,101          4,993
       Other amortization                                        2,011             --
       Amortization of deferred commissions                     63,335         73,726
       Consulting expense from issuance of stock options     3,498,022             --
   Decrease (increase) in operating assets:
       Accounts receivable                                    (453,706)      (328,430)
       Investment in and due from joint venture                     --        291,084
       Prepaid expenses                                       (527,476)      (275,767)
       Other assets                                             (4,500)        (5,028)
   Increase (decrease) in operating liabilities:
       Accounts payable                                        164,381       (509,342)
       Accrued expenses                                        251,555       (317,196)
       Accrued officer compensation                            (43,208)       169,230
       Accrued interest                                        (56,127)       157,698
       Deferred revenue                                      2,969,847      2,253,986
                                                           -----------    -----------
       NET CASH FLOWS FROM
           OPERATING ACTIVITIES                              1,005,005        547,530
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property and equipment                       (137,384)       (14,497)
   Investment in sales-type lease                               24,244         21,967
                                                           -----------    -----------
       NET CASH FLOWS FROM
           INVESTING ACTIVITIES                               (113,140)         7,470
                                                           -----------    -----------

                                    AVP, INC.
                            Statements of Cash Flows
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                   (CONTINUED)

                                                               Three Months Ended March 31,
                                                                  2005           2004
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of capital stock                          5,000,061             --
   Offering costs                                                (753,038)            --
   Debt repayments                                               (950,000)            --
                                                              -----------    -----------
       NET CASH FLOWS FROM
           FINANCING ACTIVITIES                                 3,297,023             --
                                                              -----------    -----------
       NET INCREASE IN CASH                                     4,188,888        555,000
       CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             631,933         71,056
                                                              -----------    -----------
       CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 4,820,821    $   626,056
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
   Cash paid during the period for:
   Interest                                                   $    48,939             --
                                                              -----------    -----------
   Income taxes                                                        --             --
                                                              -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING INFORMATION
   Net liabilities assumed in merger
       Cash                                                   $     4,217             --
       Accounts payable                                          (261,857)            --
       Accrued Expenses                                          (173,934)            --
                                                              -----------    -----------
                                                              $  (431,574)            --
                                                              -----------    -----------
  Conversion of Association redeemable preferred stock into
       Series A convertible preferred stock                   $ 3,657,600             --
                                                              -----------    -----------
   Conversion of notes payable into
       Series A convertible preferred stock                   $ 2,290,348             --
                                                              -----------    -----------

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

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

2.    MERGER (Continued)

      Immediately prior to the merger, the Association had outstanding 4,443,944 shares of $0.0001 par value common stock ("Association common stock"). In accordance with the merger agreement, the outstanding shares of the Association's common stock was converted into 122,381 shares of Series A Convertible Preferred stock which is exchangeable for 29,738,605 shares of AVP's common stock. The Association also had outstanding options and warrants to purchase a total of 12,732,220 shares of Association common stock that, as a result of the merger agreement, now represent the right to purchase 85,399,084 shares of the AVP common stock.

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

      In conjunction with the merger, AVP is obligated to issue warrants to purchase 56,775,904 shares of common stock as consideration for services that facilitated the merger.

      As a result of the merger, as June 30, 2005, AVP will have 139,604,049 shares of common stock outstanding and will have outstanding stock options and warrants to acquire AVP common stock aggregating 155,257,124 shares.

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

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

3.    STOCK OPTIONS (CONTINUED)

      If AVP had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, AVP's net loss would increase to the following pro forma amounts:

                                                          Three Months Ended March 31,
                                                           --------------------------
                                                               2005           2004
                                                           -----------    -----------
      Net loss applicable to common shareholders,
      as reported                                          $(4,881,230)   $  (967,423)

      Less stock based employee compensation
      expense determined under fair-value-based
      methods for all awards, net of related tax effects            --        (33,322)
                                                           -----------    -----------

      Pro forma net loss                                   $(4,881,230)   $(1,000,745)
                                                           ===========    ===========

      Net loss per share of common stock:
      Basic and diluted
      As reported                                          $     (0.13)   $     (0.03)
                                                           ===========    ===========
      Proforma                                             $     (0.13)   $     (0.03)
                                                           ===========    ===========

      The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2005 and the year ended December 31, 2004:

                                                                  2005        2004
                                                              ---------- -------------
      Risk-free interest rate                                 2.7 - 4.0%    3.86 - 4.19%
      Expected life                                           2 to 5 years  4 to 10 years
      Expected volatility                                         100%          0%
      Expected dividend yield                                      0            0%

      The following table contains information on the stock options for the period ended March 31, 2005 and the year ended December 31, 2004. The outstanding options expire from December 31, 2005 to September 1, 2013.

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

3.    STOCK OPTIONS (CONTINUED)

                                                                 Weighted
                                                                 Average
                                                   Number of     Exercise
                                                     Shares       Price
                                                   ----------   -----------
      Options outstanding at January 1, 2004       77,744,235   $      0.02

        Granted                                     7,654,849          0.16
        Exercised                                          --            --
        Cancelled                                          --            --
                                                   ----------   -----------
       Options outstanding at December 31, 2004    85,399,084  $       0.03

        Granted                                            --            --
        Converted Othnet Options                    2,004,284          0.25
        Exercised                                          --            --
        Cancelled                                          --            --
                                                   ----------   -----------
      Options outstanding at March 31, 2005        87,403,368   $      0.03
                                                   ==========   ===========

      The weighted average fair value of options granted was $-0- in 2005 and $-0- in 2004.

      The following table summarizes information about AVP's stock-based compensation plan at March 31, 2005:

      Options outstanding and exercisable by price range as of March 31, 2005:

                                    Options Outstanding                           Options Exercisable
                     -------------------------------------------------------  -----------------------------
                                         Weighted
                                          Average                Weighted                          Weighted
           Range of                      Remaining               Average                            Average
           Exercise    Number           Contractual             Exercise        Number             Exercise
             Prices  Outstanding       Life in Years              Price       Exercisable             Price
      -------------  -----------  --------------------   -------------------  -------------   --------------
       $.00 -   .03  61,189,433             6.0             $           0.00  61,189,433       $       0.00
       $.03 -   .09  16,554,802             9.3             $           0.08   7,269,855       $       0.08
       $.09 -   .16   7,654,849             3.1             $           0.16   6,932,481       $       0.16
       $.17 -   .25   2,004,284             4.0             $           0.25   2,004,284       $       0.25
      -------------  -----------  --------------------   -------------------  -------------   --------------
       $.00 -   .25  87,403,368             5.3             $           0.03  77,396,052       $       0.03
      =============  ===========  ====================   ===================  =============   ==============

      In connection with stock options granted to employees to purchase common stock, AVP recorded no stock-based compensation expense the periods ended March 31, 2005 and March 31, 2004.

      Other Stock Options

      Non-qualified stock options granted to other individuals aggregating 22,982,819 shares and expire from June 2006 to June 2010.

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

3.    STOCK OPTIONS (CONTINUED)

      The following table contains information on all of AVP's non-plan stock options for the period ended March 31, 2005 and the year ended December 31, 2004.

                                                                     Weighted
                                                                     Average
                                                       Number of     Exercise
                                                         Shares        Price
                                                       ----------   ----------
             Options outstanding at January 1, 2004     3,029,303   $     0.03
      Granted                                                  --           --
      Exercised                                                --           --
      Cancelled                                                --           --
                                                       ----------   ----------
            Options outstanding at December 31, 2004    3,029,303         0.03
      Granted                                          12,667,944         0.45
      Converted Othnet Options                          7,285,572         0.22
      Exercised                                                --           --
      Cancelled                                                --           --
                                                       ----------   ----------
             Options outstanding at March 31, 2005     22,982,819   $     0.32
                                                       ==========   ==========

      The weighted average fair value of options granted was $.25 in 2005 and -0- in 2004.

      The following table summarizes information about AVP's non-qualified stock options at March 31, 2005:

      Options outstanding and exercisable by price range as of March 31, 2005:

                                    Options Outstanding                           Options Exercisable
                     ------------------------------------------------------   -----------------------------
                                         Weighted
                                          Average                Weighted                          Weighted
           Range of                      Remaining               Average                            Average
           Exercise    Number           Contractual             Exercise        Number             Exercise
             Prices  Outstanding       Life in Years              Price       Exercisable             Price
      -------------  -----------  --------------------   -------------------  -------------   --------------
       $.03 -   .15   3,029,303             5.0             $           0.03   3,029,303       $       0.03
       $.16 -   .34   6,969,244             1.6             $           0.22   6,969,244       $       0.22
       $.35 -   .50  12,984,272             5.0             $           0.45  12,984,272       $       0.45
      -------------  -----------  --------------------   -------------------  -------------   --------------
       $.03 -   .50  22,982,819             4.2             $           0.32  22,982,819       $       0.32
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

Results of Operations

Results of Operations              Operating Income (Loss)
                                    and Net Income (Loss)                        % Revenue
                                  Three Months Ended March 31,         Three Months Ended March 31,
                                   2005                 2004               2005          2004
                            ---------------       --------------       --------------- --------------
Operating Income (Loss)     $    (4,826,028)      $     (953,940)        (4,642)%      (1,810)%
Net Income (Loss)           $    (4,881,230)      $     (967,423)        (4,695)%      (1,836)%

The 406% increase in quarterly operating loss primarily reflects a $3,498,022 charge to consulting expense as a result of non-employee warrant valuation under SFAS 123. In addition, there are merger-related legal costs, SEC reporting requirements costs, and consulting fees payable in connection with the merger and miscellaneous other expenses as well as budgeted 2005 salary increases which contributed to the increase in the quarterly operating loss for the three months ended March 31, 2005.

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

--------------------------------------------------------------
       Summary Revenue
--------------------------------------------------------------

                                 Three Months Ended March 31,    Percentage
                                   2005             2004          Increase
                               --------------   --------------  --------------
Sponsorship                        $       -         $      -               -
Activation Fees                            -                -               -
Local Revenue                              -                -               -
Miscellaneous Revenue                103,956           52,698            97 %

                               --------------   --------------  --------------
Total Revenue                      $ 103,956         $ 52,698            97 %
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

Operating Expenses

------------------------------------------------  ----------------------------
         Summary Costs                              % Revenue
------------------------------------------------  ----------------------------        (Increase)
                                                                                     Decrease as
                    Three Months Ended March 31,     Three Months Ended March 31,   % of Revenue
                       2005              2004           2005             2004       2005 vs. 2004
                  ---------------   --------------  --------------   -------------  ---------------
Event Costs       $            --   $           --               0%              0%              --
Administrative          4,518,384          677,653            4346%           1286%          (3,061)%
Marketing                 411,600          328,985             396%            624%             228%
Interest Expense           70,558           38,000              68%             72%               4%

                  ---------------   --------------  --------------   -------------  ---------------
Total Costs       $     5,000,542   $    1,044,638            4810%           1982%          (2,828)%
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

The increase in interest expense of $32,558 (or 86%) is due to the interest incurred in connection with the $2,000,000 loan that AVP made to the Association in 2004.

--------------------------------------------------
      Depreciation and Amortization Expense
--------------------------------------------------
                                                              Percentage
                            Three Months Ended March 31,       Increase
                            2005             2004             (Decrease)
                       ---------------   ---------------   ---------------
Depreciation Expense   $        22,101   $         4,993             343 %
Amortization Expense            65,346            73,726             (11)%

                       ---------------   ---------------   ---------------
                       $        87,447   $        78,719              11 %
                       ===============   ===============   ===============

The increase in depreciation expense of $17,108 resulted from an increase in depreciable assets, including banners and flags and equipment; information technology equipment (e.g., servers); activation equipment (e.g., kiosks and digital information screens); and leasehold improvements (e.g., installation of an air conditioning unit in AVP's server room).

Liquidity and Capital Resources

Cash flows from operating activities for the three months ended March 31, 2005 and 2004 were $1,005,005 and $547,530, respectively. Working capital, consisting of current assets less current liabilities, was $87,243 at March 31, 2005 and $(1,624,706) at March 31, 2004.

Cash flows provided from financing activities for the three months ended March 31, 2005 and 2004 were $3,297,023 and $0, respectively. As a result of the consummation of the $5,000,000 private placement Series B Convertible Preferred Stock on February 28, 2005, AVP realized net proceeds of $4,247,023. AVP repaid $950,000 on a note payable owed to Management Plus Enterprises, Inc., a related party, in connection with sponsorship sales services.

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

Revenue and Expense Recognition

The majority of AVP's revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes sponsorship revenue pro rata over each event during the tour season as the events occur and collection is reasonably assured. Revenues are invoiced when AVP has the contractual right to receive the invoiced amounts or has earned the revenue. Revenues collected prior to their respective events are recorded as deferred revenue. Event costs are recognized on an event-by-event basis. Event costs billed and/or paid prior to their respective events are recorded as deferred costs and expensed at the time the event occurs.

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

ITEM 6.   EXHIBITS

      31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 - Certification of President and Chief Financial Officer Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of July, 2005.

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