Form 10QSB
period 2005-06-30
AVP INC
filed 2005-08-15
CIK 930817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 005-79737

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

      Yes [X]         No [ ]


As of July 27, 2005, the Registrant had approximately 30,036,074 shares of Common Stock outstanding.

                               AVP, INC.

                                INDEX

                                                                         Page
                                                                         ----

PART I.   FINANCIAL INFORMATION..........................................4

ITEM 1.   FINANCIAL STATEMENTS...........................................4

   Balance Sheet as of June 30, 2005
   (Unaudited)...........................................................5

   Statements of Operations for
   the three and six months ended June 30, 2005 and 2004
   (Unaudited)...........................................................6

   Statement of Changes in Stockholders' Equity for
   the six months ended June 30, 2005
   (Unaudited)...........................................................7

   Statements of Cash Flows for
   the six months ended June 30, 2005 and 2004
   (Unaudited)...........................................................8

   Notes to Financial Statements (Unaudited)............................10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION.............................................17

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISKS............................................21

ITEM 4.   CONTROLS AND PROCEDURES.......................................21

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.............................................21

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.....................21

ITEM 5.   OTHER INFORMATION.............................................21

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................22

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                    AVP, INC.
                         Index to Financial Information
                           Period Ended June 30, 2005

                                                                        PAGES


      Financial Statements

      Unaudited Balance Sheet                                             5

      Unaudited Statements of Operations                                  6

      Unaudited Statement of Changes in Stockholders' Deficiency          7

      Unaudited Statements of Cash Flows                                8 - 9

      Unaudited Notes to Financial Statements                          10 -16

                                    AVP, INC.
                                  Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                 $  4,278,256
     Accounts receivable, net of
       allowance for doubtful accounts of $10,000                                   234,610
     Prepaid Expense                                                              1,240,818
     Deferred commission-related party                                              126,670
                                                                               ------------

     TOTAL CURRENT ASSETS                                                         5,880,354
                                                                               ------------

PROPERTY AND EQUIPMENT, net                                                         447,571
                                                                               ------------

OTHER ASSETS
     Investment in sales-type lease                                                 579,229
     Other assets                                                                    43,217
                                                                               ------------

     TOTAL OTHER ASSETS                                                             622,446
                                                                               ------------

     TOTAL ASSETS                                                              $  6,950,371
                                                                               ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Current portion of long-term debt                                         $  1,130,070
     Accounts payable                                                               653,705
     Accrued expenses                                                             1,173,802
     Accrued interest                                                               270,520
     Deferred revenue                                                             2,975,579
                                                                               ------------

     TOTAL CURRENT LIABILITIES                                                    6,203,676
                                                                               ------------

OTHER LIABILITIES
     Long-term deferred revenue                                                     225,000
     Long-term debt - less current portion                                          683,334
                                                                               ------------

     TOTAL OTHER LIABILITIES                                                        908,334
                                                                               ------------

     TOTAL LIABILITIES                                                            7,112,010
                                                                               ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

     Series A convertible preferred stock, $.001 par value, 2,000,000 shares
     authorized, 288,014 shares issued and outstanding                                  288

     Series B convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 147,364 shares issued and outstanding
                                                                                        147
     Common stock, $.001 par value, 40,000,000 shares authorized,
     22,514,742 shares issued and outstanding                                        22,515

     Additional paid-in capital                                                  15,431,397

     Accumulated deficit                                                        (15,615,988)
                                                                               ------------

     TOTAL STOCKHOLDERS' DEFICIENCY                                                (161,641)
                                                                               ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $  6,950,371
                                                                               ============


                        See notes to financial statements

                                    AVP, INC.
                            Statements of Operations
                Three and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                             Three Months Ended June 30,      Six Months Ended June 30,
                                                 2005            2004            2005            2004
                                             ------------    ------------    ------------    ------------
REVENUE
     Sponsorships                            $  3,424,395    $  4,733,414    $  3,424,395    $  4,733,414
     Other                                        885,050         768,008         989,006         820,706
                                             ------------    ------------    ------------    ------------

     TOTAL REVENUE                              4,309,445       5,501,422       4,413,401       5,554,120

EVENT COSTS                                     2,769,579       3,107,860       2,769,579       3,107,860
                                             ------------    ------------    ------------    ------------

     Gross Profit                               1,539,866       2,393,562       1,643,822       2,446,260
                                             ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Marketing                                    685,100         842,770       1,096,700       1,171,755
     Administrative                             2,885,214       1,123,701       7,403,598       1,794,469
                                             ------------    ------------    ------------    ------------
     TOTAL OPERATING EXPENSE                    3,570,314       1,966,471       8,500,298       2,966,224
                                             ------------    ------------    ------------    ------------

     OPERATING INCOME (LOSS)                   (2,030,448)        427,091      (6,856,476)       (519,964)
                                             ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest expense                             (28,013)        (37,546)        (98,571)        (75,547)
     Interest income                               37,653          17,144          53,009          34,777
                                             ------------    ------------    ------------    ------------
     TOTAL OTHER INCOME (EXPENSE)                   9,640         (20,402)        (45,562)        (40,770)
                                             ------------    ------------    ------------    ------------

     INCOME (LOSS) BEFORE INCOME TAXES         (2,020,808)        406,689      (6,902,038)       (560,734)

INCOME TAXES                                           --              --              --              --
                                             ------------    ------------    ------------    ------------

     NET INCOME (LOSS)                       $ (2,020,808)   $    406,689    $ (6,902,038)   $   (560,734)
                                             ============    ============    ============    ============

Basic and diluted income (loss) per share    ($      0.04)   $       0.01    ($      0.15)   ($      0.02)
                                             ============    ============    ============    ============

Weighted average common shares outstanding
                                               52,253,347      29,738,605      44,707,197      29,738,605
                                             ============    ============    ============    ============


                        See notes to financial statements

                                    AVP, INC.
                Statement of Changes in Stockholders' Deficiency
                         Six Months Ended June 30, 2005
                                   (Unaudited)

                               Series A         Series B
                            Preferred Stock  Preferred Stock      Common Stock
                            ---------------  ---------------  --------------------
                                                                                      Additional                          Total
                                                                                        Paid in         Accumulated    Stockholders'
                            Shares   Amount  Shares   Amount    Shares      Amount      Capital         Deficit         Deficiency
                            -------   ----   -------   ----   ----------   --------   ------------    ------------    -----------
Balance, January 1, 2005    122,381   $122        --   $ --                 $    --   $    999,190    $ (8,713,950)   $(7,714,638)

Merger of AVP, Inc. into
the Association ("the
reverse merger")                 --     --        --     --   22,514,742     22,515       (974,439)             --       (951,924)

Conversion of 10%
convertible notes            70,275     70        --     --           --         --      2,290,278              --      2,290,348

Conversion of redeemable
preferred stock              95,358     96        --     --           --         --      3,657,504              --      3,657,600

Private placement units
(net of offering costs of
$753,038)                        --     --   147,364    147           --         --      4,246,876              --      4,247,023

Consulting expense from
issuance of warrants             --     --        --     --           --         --      5,211,988              --      5,211,988

Net loss                         --     --        --     --           --         --             --      (6,902,038)    (6,902,038)
                            -------   ----   -------   ----   ----------   --------   ------------    ------------    -----------

Balance, June 30, 2005      288,014   $288   147,364   $147   22,514,742   $ 22,515   $ 15,431,397    $(15,615,988)   $  (161,641)
                            =======   ====   =======   ====   ==========   ========   ============    ============    ===========


                        See notes to financial statements

                                    AVP, INC.
                            Statements of Cash Flows
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                            Six Months Ended June 30,
                                                                              2005            2004
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                             $ (6,902,038)   $   (560,734)
     Adjustments to reconcile net loss to net cash flows from operating activities:
         Depreciation and amortization of property and equipment                63,080           7,095
         Other amortization                                                      4,022           4,022
         Amortization of deferred commissions                                  126,670         147,452
         Amortization of deferred costs                                             --         342,233
         Compensation from issuance of stock options and warrants            5,211,988           5,714
     Decrease (increase) in operating assets:
         Accounts receivable                                                   414,527        (258,153)
         Investment in and due from joint venture                                   --         291,084
         Prepaid expenses                                                   (1,214,212)       (191,107)
         Other assets                                                           (4,500)         (2,670)
     Increase (decrease) in operating liabilities:
         Accounts payable                                                      338,906        (491,298)
         Accrued expenses                                                      209,501         (48,249)
         Accrued officer compensation                                          (43,208)        159,167
         Accrued interest                                                      (46,109)             --
         Deferred revenue                                                    2,650,529        (263,250)
                                                                          ------------    ------------

         NET CASH FLOWS FROM OPERATING ACTIVITIES                              809,155        (858,694)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in property and equipment                                     (308,949)        (22,084)
     Investment in sales-type lease                                             49,094          44,483

                                                                          ------------    ------------

         NET CASH FLOWS FROM INVESTING ACTIVITIES                             (259,855)         22,399
                                                                          ------------    ------------


                        See notes to financial statements

                                    AVP, INC.
                            Statements of Cash Flows
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                   (CONTINUED)

                                                               Six Months Ended June 30,
                                                                 2005            2004
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of capital stock                        5,000,061              --
     Offering costs                                              (753,038)             --
     Proceeds from borrowing                                           --       1,500,000
     Debt repayments                                           (1,150,000)             --
                                                             ------------    ------------

         NET CASH FLOWS FROM FINANCING ACTIVITIES               3,097,023       1,500,000
                                                             ------------    ------------


         NET INCREASE IN CASH                                   3,646,323         663,705

         CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           631,933          71,056
                                                             ------------    ------------

         CASH AND CASH EQUIVALENTS, END OF PERIOD            $  4,278,256    $    734,761
                                                             ============    ============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                                $     66,934              --
                                                             ------------    ------------
     Income taxes                                                      --              --
                                                             ------------    ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING INFORMATION

     Net liabilities assumed in merger
         Cash                                                $      4,217              --
         Accounts payable                                        (261,857)             --
         Accrued expenses                                        (173,934)             --
                                                             ------------    ------------
                                                             $   (431,574)             --
                                                             ------------    ------------

     Conversion of Association redeemable preferred stock
     into Series A convertible preferred stock               $  3,657,600              --
                                                             ------------    ------------


     Conversion of notes payable into Series A convertible
     preferred stock                                         $  2,290,348              --
                                                             ------------    ------------


                        See notes to financial statements

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

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

2.    MERGER (CONTINUED)

      Immediately prior to the merger, the Association had outstanding 4,443,944 shares of $0.0001 par value common stock ("Association common stock"). In accordance with the merger agreement, the outstanding shares of the Association's common stock were converted into 122,381 shares of Series A Convertible Preferred stock which is exchangeable for 29,738,605 shares of AVP's common stock. The Association also had outstanding options and warrants to purchase a total of 12,732,220 shares of Association common stock that, as a result of the merger agreement, now represent the right to purchase 85,399,084 shares of the AVP common stock.

      As part of the merger, the Association's preferred stockholder's converted $3,657,600 of Redeemable Preferred Stock into 95,358 shares of Series A Convertible Preferred stock which is exchangeable for 23,171,881 shares of AVP common stock. In addition, as part of the merger, holders of the 10% convertible notes converted them into 70,275 shares of Series A Convertible Preferred stock which in turn is exchangeable for 17,076,755 shares of AVP common stock. Concurrent with the merger, AVP raised through private placement $5,000,000 of private placement units representing 147,364 shares of Series B Convertible Preferred Stock, exchangeable for 35,809,452 shares of AVP common stock.

      An Association note holder has indicated its intention to exercise its option to convert its $1,000,000 note payable into 46,472 shares of Series A Convertible Preferred Stock which is exchangeable for 11,292,614 shares of AVP common stock.

      The Series A Convertible Preferred Stock will convert automatically into common stock upon authorization of a sufficient amount of common stock.

      As such, for all disclosures referencing shares authorized and issued, shares reserved for issuance, per share amounts and other disclosures relating to equity, amounts have been presented reflecting share quantities as altered by the terms of the merger agreement.

      In conjunction with the merger, AVP was obligated to issue warrants to purchase 56,775,904 shares of common stock as consideration for services that facilitated the merger.

      As a result of the merger and upon the authorization of a sufficient amount of common stock, AVP will have 139,604,049 shares of common stock outstanding and will have outstanding stock options and warrants to acquire AVP common stock aggregating 155,257,124 shares.

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

      Accordingly, the Association, which was the acquired entity from the legal standpoint, is the acquirer from the accounting standpoint, and AVP, which was the acquiree from the legal standpoint, is the accounting acquiree.

      Because AVP was a publicly traded shell corporation at the time of the merger, the transaction is being accounted for as a capital transaction, the equivalent of AVP's issuing stock for the Association's net assets, accompanied by a recapitalization of AVP. The accounting is identical to that resulting from a reverse acquisition, except that there are no adjustments to the historical carrying values of the assets and liabilities of the Association.

      AVP agreed to register for resale the shares of common stock underlying the Series B preferred stock. The agreement provides that if a registration statement does not become effective by June 28, 2005, AVP must pay a penalty to the Series B preferred stock stockholder of approximately $50,000 for each month or any portion thereof that the penalty condition is not satisfied, until August 28, 2005, when the monthly penalty increases to $100,000 for each month or any portion thereof.

3.    CAPITALIZATION

      AVP intends, subject to stockholder approval, to amend its Certificate of Incorporation increasing the number of authorized shares of common stock from 40,000,000 shares to 300,000,000 shares.

4.    PRO FORMA NET LOSS PER BASIC AND DILUTED SHARE OF COMMON STOCK

      Basic earnings (loss) per share is calculated using the average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method. The pro forma net loss per basic and diluted share of common stock gives effect to the conversion of the Series A-1 preferred stock as if it occurred at the beginning of the periods presented. Options and other incremental shares to purchase 224,998,679 and 115,365,047 shares of common stock at June 30, 2005 and 2004, respectively, were excluded from the computation of diluted earnings
      (loss) per share as their effect would be anti-dilutive.

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

5.    STOCK OPTIONS

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

If AVP had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, AVP's net loss would increase to the following pro forma amounts:

                                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                                      ----------------------------    ----------------------------
                                                                          2005            2004            2005            2004
                                                                      ------------    ------------    ------------    ------------
      Net income (loss) applicable to common
      stockholders, as reported                                       $ (2,020,808)   $    406,689    $ (6,902,038)   $   (560,734)

      Less stock based employee compensation expense determined under fair-value-based methods for all awards, net of related
      tax effects                                                       (4,479,997)        (33,322)     (4,479,997)        (66,644)
                                                                      ------------    ------------    ------------    ------------

      Pro forma net income (loss)                                     $ (6,500,805)   $    373,367    $(11,382,035)   $   (627,378)
                                                                      ============    ============    ============    ============

      Net income (loss) per share of common
      stock:
      Basic and diluted
           As reported                                                $      (0.04)   $       0.01    $      (0.15)   $      (0.02)
                                                                      ============    ============    ============    ============
           Pro forma                                                  $      (0.12)   $       0.01    $      (0.25)   $      (0.02)
                                                                      ============    ============    ============    ============

      The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the six months ended June 30, 2005 and the year ended December 31, 2004:

                                             2005                 2004
                                       -----------------     ----------------
      Risk-free interest rate            3.66 - 3.93%         3.86 - 4.19 %
      Expected life                        4 years            4 to 10 years
      Expected volatility                    100%                  0%
      Expected dividend yield                 0%                   0%

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

5.    STOCK OPTIONS (CONTINUED)

The following table contains information on the stock options for the period ended June 30, 2005 and the year ended December 31, 2004. The outstanding options expire from December 31, 2005 to September 1, 2013.

                                                                  Weighted
                                                   Number of      Average
                                                    Shares     Exercise Price
                                                 ------------   ------------

      Options outstanding at January 1, 2004       77,744,235   $       0.02
           Granted                                  7,654,849           0.16
           Exercised                                       --             --
           Cancelled                                       --             --
                                                 ------------   ------------

      Options outstanding at December 31, 2004     85,399,084   $       0.03
           Granted                                 32,095,930           0.22
           Converted Othnet options                 2,004,284           0.25
           Exercised                                       --             --
           Cancelled                                       --             --
                                                 ------------   ------------

      Options outstanding at June 30, 2005        119,499,298   $       0.09
                                                 ============   ============

      The weighted average fair value of options granted was $0.14 in 2005 and $-0- in 2004.

      The following table summarizes information about AVP's stock-based compensation plan at June 30, 2005:

      Options outstanding and exercisable by price range as of June 30, 2005:

                                            Options Outstanding                         Options Exercisable
                           --------------------------------------------------     -------------------------------
          Range of            Weighted            Average         Weighted                            Weighted
      Exercise Prices          Number            Remaining        Average            Number           Average
                             Outstanding        Contractual       Exercise         Exercisable        Exercise
                                                  Life in           Price                              Price
                                                   Years
      -----------------    ----------------     -------------     -----------     --------------    -------------
         $.00 - .03             61,189,433          6.0                $0.00         61,189,433            $0.00
         $.03 - .09             16,554,802          9.3                $0.08          7,269,855            $0.08
         $.09 - .16              7,654,849          3.1                $0.16          6,932,481            $0.16
         $.17 - .25             34,100,214          4.9                $0.22         34,100,214            $0.22
      -----------------    ----------------     -------------     -----------     --------------    -------------
         $.00 - .25            119,499,298          3.9                $0.09        109,491,983            $0.08
      =================    ================     =============     ===========     ==============    =============

      In connection with stock options granted to employees to purchase common stock, AVP did not record any stock-based compensation expense the six months ended June 30, 2005 and June 30, 2004.

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

5.    STOCK OPTIONS (CONTINUED)

      Other Stock Options

      Non-qualified stock options granted to other individuals aggregating 35,225,435 shares expire from June 2006 to June 2010.

      The following table contains information on all of AVP's non-plan stock options for the period ended June 30, 2005 and the year ended December 31, 2004.

                                                                  Weighted
                                                   Number of       Average
                                                    Shares     Exercise Price
                                                 ------------   ------------

      Options outstanding at January 1, 2004        3,029,303   $       0.03
           Granted                                         --             --
           Exercised                                       --             --
           Cancelled                                       --             --
                                                 ------------   ------------

      Options outstanding at December 31, 2004      3,029,303   $       0.03
           Granted                                 24,910,560           0.34
           Converted Othnet options                 7,285,572           0.22
           Exercised                                       --             --
           Cancelled                                       --             --
                                                 ------------   ------------

      Options outstanding at March 31, 2005        35,225,435   $       0.29
                                                 ============   ============

      The weighted average fair value of options granted was $0.21 in 2005 and -0- in 2004.

      The following table summarizes information about AVP's non-qualified stock options at June 30, 2005:

      Options outstanding and exercisable by price range as of June 30, 2005:

                                        Options Outstanding                          Options Exercisable
                            ------------------------------------------------     -----------------------------
                                                Weighted
          Range of                               Average         Weighted                          Weighted
       Exercise Prices         Number           Remaining         Average           Number         Average
                            Outstanding        Contractual       Exercise         Exercisable      Exercise
                                              Life in Years        Price                             Price
      ------------------    -------------     --------------    ------------     --------------    -----------
         $.03 - .15            3,029,303           5.0                $0.03          3,029,303          $0.03
         $.16 - .34           19,211,860           3.6                $0.22         19,211,860          $0.22
         $.35 - .50           12,984,272           5.0                $0.45         12,984,272          $0.45
      ------------------    -------------     --------------    ------------     --------------    -----------
         $.03 - .50           35,225,435           4.2                $0.29         35,225,435          $0.29
      ==================    =============     ==============    ============     ==============    ===========

      In connection with stock options granted to non-employees to purchase common stock as a result of the private placement, AVP recorded consulting expense of $5,211,988 and $-0- for the six months ended June 30, 2005 and 2004, respectively. Such amounts represent, for each non-employee stock option, the valuation under SFAS 123 on the date of the grant.

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

6.    COMMITMENTS AND CONTINGENCIES

      Operating Lease

      AVP is obligated under a noncancellable operating lease for its office facilities. The lease expires March 31, 2010 subject to a five-year renewal option.

      The future minimum rental payments, excluding cost escalations, as of June 30, 2005 are as follows:

             Years Ending December 31,
                      2005                         $   161,000
                      2006                             329,000
                      2007                             338,000
                      2008                             347,000
                      2009                             356,000
                   Thereafter                           91,000
                                                   -----------

                      Total                        $ 1,622,000
                                                   ===========

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

      Employment Agreements

      AVP has entered into "at will" employment agreements with three officers. In addition to base salary, the employment agreements provide for annual performance bonuses and profit sharing bonuses. The performance bonuses range from 30% to 50% of the respective officer's base salary. The performance bonuses awarded, if any, will be based upon achieving certain milestones and targets as determined by the Board of Directors' Compensation Committee. The employment agreements also provide that AVP will set aside 10% of the net profits, as defined or as determined by the Compensation Committee, to establish a Profit Sharing Bonus Pool. The Compensation Committee and the AVP's President will determine the allocation of the Profit Sharing Bonus Pool among officers eligible to participate in the Profit Sharing Bonus Pool.

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

AVP produced 12 men's and 12 women's professional beach volleyball tournaments throughout the United States in 2004. AVP has more than 125 of the top professional players under exclusive contracts, as well as a base of spectators and television viewers that AVP believes represents an attractive audience for national, regional, and local sponsors. AVP has scheduled 14 events for April through October 2005, to be held in Fort Lauderdale, FL; Tempe, AZ; Austin, TX; Santa Barbara, CA; San Diego, CA; Belmar, NJ; Hermosa Beach, CA; Huntington Beach, CA; Manhattan Beach, CA; Chicago, IL; Las Vegas, NV; Oahu, HA; Cincinnati, OH; and Boulder, CO. The tournaments are returning to each city in which events were held in 2004; the Cincinnati and Boulder events are new for 2005.

AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October.

Results of Operations for the three months ended June 30, 2005 and 2004

----------------------------------------------------------------------------    -------------------------------------
               Operating Income (Loss) and Net Income (Loss)                                 % Revenue
----------------------------------------------------------------------------    -------------------------------------
                                           Three Months Ended June 30,                   Three Months Ended June 30,
                                            2005                  2004                2005                2004
                                      ------------------     ---------------    -----------------    ----------------
Operating Income (Loss)                   $ (2,030,448)           $ 427,091                (47%)                  8%
Net Income (Loss)                         $ (2,020,808)           $ 406,689                (47%)                  7%

The 575% increase in operating loss for the three months ended June 30, 2005 primarily reflects a $1,713,966 charge to consulting expense as a result of non-employee warrants valuation under SFAS 123, a decrease of $1.2 million in recognized revenue for the three months ended June 30, 2005 (see "Revenue" section below), a decrease in amortization expense of $340,000, a decrease of event costs of $340,000 and a decrease in marketing costs of $160,000. In addition, there are $385,000 of merger-related legal costs, SEC reporting requirements costs, and consulting fees payable in connection with the merger and miscellaneous other expenses as well as budgeted 2005 salary increases which contributed to the increase in the quarterly operating loss for the three months ended June 30, 2005.

Revenue

The following chart reflects comparative revenues with respect to AVP's significant revenue drivers. The majority of AVP's revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes sponsorship revenue pro rata based upon prize money per event as the events occur during the tour season and collection is reasonably assured. AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October.

------------------------------------------------------------------
                         Summary Revenue
------------------------------------------------------------------
                               Three Months Ended June 30,
                                                                     Percentage
                                   2005              2004             Increase
                               --------------   ---------------    ----------------
Sponsorship                      $ 3,424,395      $  4,733,414               (28%)
Activation Fees                      190,133           315,943               (40%)
Local Revenue                        458,348           214,452                114%
Miscellaneous Revenue                236,569           237,613                  0%
                               --------------   ---------------    ----------------
Total Revenue                    $ 4,309,445        $5,501,422               (22%)
                               ==============   ===============    ================

Sponsorship revenue for the three months ended June 30, 2005 decreased approximately $1.3 million as compared to the three months ended June 30, 2004. The decrease in sponsorship revenue was primarily due to only five events taking place in the three months ended June 30, 2005 (out of 14 events in 2005) compared to six events taking place in the three months ended June 30, 2004 (out of 12 events in 2004). Accordingly, only $3,424,395 of sponsorship revenue (out of $12.7 million of contracted for 2005 sponsorship revenue) is being allocated to the five events taking place in the three months ended June 30, 2005 compared to $4,733,414 of sponsorship revenue (out of $9.9 million of sponsorship revenue recognized in 2004) for the six events taking place in the three months ended June 30, 2004.

The decrease in activation fees was primarily due to five events taking place in the current quarter compared to six events taking place in the prior year quarter. Accordingly, only 29% of contracted for activation revenue for 2005 is being allocated to the three months ended June 30, 2005 compared to 45% of revenue for the three months ended June 30, 2004. The decrease also results from an anticipated decline in annual gross activation revenue of 17% as a result of one sponsor from 2004 not returning as a sponsor in 2005.

Local revenue increased 114% as a result of significant increases in ticketing sales, Beach Club and concession revenue. For the five events held through June 30, 2005, four events were gated and generated general admission ticketing revenue. Through June 30, 2004 only two events of the six events held were gated with general admission ticketing revenue. For the three months ended June 30, the average local revenue per event for 2005 and 2004 was $91,670 and $35,742, respectively.

Operating Expenses

-------------------------------------------------------     -------------------------------
                    Summary Costs                                     % Revenue
-------------------------------------------------------     -------------------------------       (Increase)
                                                                                                  Decrease as
                           Three Months Ended June 30,         Three Months Ended June 30,       % of Revenue
                          2005               2004               2005             2004            2005 vs. 2004
                      -------------     ---------------     -------------    --------------     ----------------
Event Costs            $ 2,769,579          $3,107,860               64%               56%                 (8%)
Administrative           2,885,214           1,123,701               67%               20%                (47%)
Marketing                  685,100             842,770               16%               15%                 (1%)
Interest Expense            28,013              37,546                1%                1%                   0%
                      -------------     ---------------     -------------    --------------     ----------------
Total Costs            $ 6,367,906          $5,111,877              148%               93%                (55%)
                      =============     ===============     =============    ==============     ================

Event costs include the direct costs of producing an event and costs related to television airing of network broadcasted events. Event costs are recognized on an event-by-event basis and event costs billed and/or paid prior to their respective events are recorded as deferred costs and expensed at the time the event occurs.

The decrease of 11% in event costs was primarily due to one less event taking place during the three months ended June 30, 2005 compared to six events taking place during the three months ended June 30, 2004. For the three months ended June 30, the average event costs in 2005 and 2004 were $553,916 and $517,977, respectively, with a 8% increase in event costs as a percentage of revenue. The increase in average event costs for the three months ended June 30, 2005 is primarily attributable to increases in prize money, increase in staging costs and an increase in equipment rentals which increases offset a decrease in event costs due to no cable time buy and no cable television production costs for the cable events.

The 157% increase in administrative costs primarily reflects a $1,713,966 charge to consulting expense as a result of non-employee warrants valuation under SFAS 123 for warrants granted during the three months ended June 30, 2005. In addition, the increase in administrative costs includes merger-related legal costs, accounting fees, SEC reporting requirements, consulting fees payable in connection with the merger aggregating $385,000, and budgeted 2005 salary increases. The increase in administrative costs was offset by a decrease in amortization expense which resulted from the elimination of cable network deferred costs expensed in June 2004.

The decrease in marketing costs of $157,670 primarily resulted from a reduction in merchandise costs of $185,000 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Also contributing to the decrease was a reduction in activation costs of $22,000. The decreased marketing costs was offset by a $35,000 increase in AVPNext expenses and a $16,000 increase in public relations costs.

The decrease in interest expense of $9,533 reflects a reduction in debt.

-----------------------------------------------------------------------------------
Depreciation and Amortization Expense
-----------------------------------------------------------------------------------
                                                                                          Percentage
                                                 Three Months Ended June 30,               Increase
                                                 2005                  2004               (Decrease)
                                           ------------------    ------------------    ------------------
Depreciation Expense                            $     39,992           $     2,102                 1803%
Amortization Expense                                  66,396               409,840                 (84%)
                                           ------------------    ------------------    ------------------

Total                                           $    106,388          $    411,942                 (74%)
                                           ==================    ==================    ==================

The increase in depreciation expense of $37,890 resulted from an increase in depreciable assets, including banners and flags and equipment; information technology equipment (e.g., servers); activation equipment (e.g., kiosks and digital information screens); and leasehold improvements (e.g., installation of an air conditioning unit in AVP's server room).

The decrease in amortization expense of $343,444 resulted from the elimination of cable network deferred costs expensed in June 2004.

Results of Operations for the six months ended June 30, 2005 and 2004

----------------------------------------------------------------------------    -------------------------------------
               Operating Income (Loss) and Net Income (Loss)                                 % Revenue
----------------------------------------------------------------------------    -------------------------------------
                                            Six Months Ended June 30,                      Six Months Ended June 30,
                                            2005                  2004                2005                2004
                                      ------------------     ---------------    -----------------    ----------------
Operating Income (Loss)                    $(6,856,476)          $(519,964)               (155%)                (9%)
Net Income (Loss)                          $(6,902,038)          $(560,734)               (156%)               (10%)

The 1,219% increase in operating loss for the six months ended June 30, 2005 primarily reflects a $5,211,398 charge to consulting expense as a result of non-employee warrants valuation under SFAS 123, a decrease of $1.2 million in recognized revenue for the six months ended June 30, 2005 (see "Revenue" below), a decrease in amortization expense of $340,000 a decrease in event costs of $340,000 and a decrease in marketing costs of $75,000. In addition, there are $515,000 of merger-related legal costs, SEC reporting requirements costs, and consulting fees payable in connection with the merger and miscellaneous other expenses as well as budgeted 2005 salary increases which contributed to the increase in the quarterly operating loss for the six months ended June 30, 2005.

Revenue

------------------------------------------------------------------
                         Summary Revenue
------------------------------------------------------------------

                               Six Months Ended June 30,             Percentage
                                                                      Increase
                                   2005              2004
                               --------------   ---------------    ----------------
Sponsorship                      $ 3,424,395       $ 4,733,414               (28%)
Activation Fees                      190,133           315,943               (40%)
Local Revenue                        458,348           214,452                114%
Miscellaneous Revenue                340,525           290,311                 17%
                               --------------   ---------------    ----------------

Total Revenue                    $ 4,413,401       $ 5,554,120               (21%)
                               ==============   ===============    ================

Sponsorship revenue for the six months ended June 30, 2005 decreased approximately $1.3 million as compared to the six months ended June 30, 2004. The decrease in sponsorship revenue was primarily due to only five events taking place in the six months ended June 30, 2005 (out of 14 events in 2005) compared to six events taking place in the six months ended June 30, 2004 (out of 12 events in 2004). Accordingly, only $3,424,395 of sponsorship revenue (out of $12.7 million of contracted for 2005 sponsorship revenue) is being allocated to the five events taking place in the six months ended June 30, 2005 compared to $4,733,414 of sponsorship revenue (out of $9.9 million of sponsorship revenue recognized in 2004) for the six events taking place in the six months ended June 30, 2004.

The decrease in activation fees was primarily due to five events taking place during the six months ended June 30, 2005 compared to six events taking place during the six months ended June 30, 2004. Accordingly, only 29% of contracted for activation revenue for 2005 is being allocated to the six months ended June 30, 2005 compared to 45% of revenue for the six months ended June 30, 2004. The decrease also results from an anticipated decline in annual gross activation revenue of 17% as a result of one sponsor from 2004 not returning as a sponsor in 2005.

Local revenue increased 114% as a result of significant increases in ticketing sales, Beach Club and concession revenue. For the five events held through June 30, 2005, four events were gated and generated general admission ticketing revenue. For the six months ended June 30, 2004 only two events of the six events held were gated with general admission ticketing revenue. For the six months ended June 30, the average local revenue per event for 2005 and 2004 was $91,670 and $35,742, respectively.

The increase in miscellaneous revenue primarily reflects an increase in trademark licensing revenue relating to AVP's volleyball license agreement with Wilson Sporting Goods. AVP and Wilson entered into a new license agreement effective January 1, 2005 which provided for an increase in the royalty and minimum guarantee payable to AVP in connection with volleyball sales.

Operating Expenses

--------------------------------------------------------    --------------------------------
                     Summary Costs                                     % Revenue
--------------------------------------------------------    --------------------------------       (Increase)
                                                                                                  Decrease as
                              Six Months Ended June 30,           Six Months Ended June 30,       % of Revenue
                          2005               2004               2005              2004           2005 vs. 2004
                      --------------    ----------------    -------------     --------------    -----------------
Event Costs              $2,769,579         $ 3,107,860              63%                56%                 (7%)
Administrative            7,403,598           1,794,469             168%                32%               (135%)
Marketing                 1,096,700           1,171,755              25%                21%                 (4%)
Interest Expense             98,571              75,547               2%                 1%                 (1%)
                      --------------    ----------------    -------------     --------------    -----------------
Total Costs             $11,368,448         $ 6,149,631             258%               111%               (147%)
                      ==============    ================    =============     ==============    =================

Event costs include the direct costs of producing an event and costs related to television airing of broadcasted events. Event costs are recognized on an event-by-event basis and event costs billed and/or paid prior to their respective events are recorded as deferred costs and expensed at the time the event occurs.

The decrease in event costs was primarily due to one less event taking place during the six months ended June 30, 2005 compared to six events taking place during the six months ended June 30, 2004. For the six months ended June 30, the average event costs in 2005 and 2004 were $553,916 and $517,977, respectively, with a 7% increase in event costs as a percentage of revenue. The increase in average event costs for the six months ended June 30, 2005 is primarily attributable to increases in prize money, increase in staging costs and an increase in equipment rentals which increases offset a decrease in event costs due to no cable time buy and no cable television production costs for the cable events.

The 313% increase in administrative costs primarily reflects a $5,211,988 charge to consulting expense as a result of non-employee warrants valuation under SFAS 123 for warrants granted on February 28, 2005 as a result of the merger. In addition, the increase in administrative costs includes merger-related legal costs, accounting fees, SEC reporting requirements, consulting fees payable in connection with the merger aggregating $515,000, and budgeted 2005 salary increases. The increase in administrative costs was offset by a decrease in amortization expense which resulted from the elimination of cable network deferred costs expensed in June 2004.

The decrease in marketing costs of $75,055 primarily resulted from a reduction in merchandise costs of $177,000 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Also contributing to the decrease was a reduction in activation costs of $22,000. The decreased marketing costs was offset by a $69,000 increase in public relations costs and a $33,000 increase in AVPNext expenses.

The 30% increase in interest expense of $23,024 is due to the interest incurred in connection with the $2,000,000 loan that AVP made to the Association in June 2004.

-----------------------------------------------------------------------------------
Depreciation and Amortization Expense
-----------------------------------------------------------------------------------
                                                                                          Percentage
                                                  Six Months Ended June 30,                Increase
                                                 2005                  2004               (Decrease)
                                           ------------------    ------------------    ------------------
Depreciation Expense                            $     63,080           $     7,095                  789%
Amortization Expense                                 130,692               493,707                 (74%)
                                           ------------------    ------------------    ------------------
                                                $    193,772           $   500,802                 (61%)
                                           ==================    ==================    ==================

The increase in depreciation expense of $55,985 resulted from an increase in depreciable assets, including banners and flags and equipment; information technology equipment (e.g., servers); activation equipment (e.g., kiosks and digital information screens); and leasehold improvements (e.g., installation of an air conditioning unit in AVP's server room).

The decrease in amortization expense of $363,015 resulted primarily from the elimination of cable network deferred costs which were being amortized in the six months ended June 30, 2004.

Liquidity and Capital Resources

Net cash flows from operating activities for the six months ended June 30, 2005 and 2004 were $809,155 and $(858,694), respectively. Working capital, consisting of current assets less current liabilities, was $(323,322) at June 30, 2005 and $(149,886) at June 30, 2004. The negative working capital for the six months ended June 30, 2005 and 2004 resulted primarily from deferred revenue being recognized for sponsorship payments received for events occurring after June 30, 2005 and 2004, respectively.

At June 30, 2005 and 2004, accounts receivable had decreased $414,527 and increased $258,153, respectively, and deferred revenues had increased $2,650,529 and decreased $263,250, respectively, over their respective amounts at December 31, 2004 and 2003, as AVP invoices and collects receivables prior to holding certain events. Deferred revenue increased as a result of the receipt of payments that will be recognized as revenue on an event-by-event basis.

Net cash flows provided from financing activities for the six months ended June 30, 2005 and 2004 were $3,097,023 and $1,500,000, respectively. As a result of the consummation of the $5,000,000 private placement Series B Convertible Preferred Stock on February 28, 2005, AVP realized proceeds of $4,247,023, net of offering costs of $753,038. During the six months ended June 30, 2004, AVP borrowed $1,500,000 in the form of bridge financing notes.

During the six months ended June 30, 2005, AVP repaid $950,000 on a note payable owed to Management Plus Enterprises, Inc., a related party, in connection with sponsorship sales services and $200,000 to holders of the bridge financing notes.

Capital expenditures for the six months ended June 30, 2005 and 2004 were $308,949 and $22,084, respectively. During the six months ended June 30, 2005, AVP purchased sand, tents, banners and flags and a trailer in preparation for the 2005 tour season, as well as, computer equipment.

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

Critical Accounting Policies

Revenue and Expense Recognition

The majority of AVP's revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes sponsorship revenue pro rata based upon prize money per event during the tour season as the events occur and collection is reasonably assured. AVP invoices when AVP has the contractual right to receive the invoiced amounts or has earned the revenue. Cash collected prior to their respective events are recorded as deferred revenue. Event costs are recognized on an event-by-event basis. Event costs billed and/or paid prior to their respective events are recorded as deferred costs and expensed at the time the event occurs.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

None.

ITEM 4.   CONTROLS AND PROCEDURES

AVP's management has evaluated, with the participation of its principal executive and financial officers, the effectiveness of AVP's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded that, as of June 30, 2005, AVP's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by AVP in reports that it files or submits under the Exchange Act is accumulated and communicated to AVP's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 5.   OTHER INFORMATION

        STOCKHOLDER PROPOSALS: To be included in AVP's proxy statement for the 2006 annual meeting, a stockholder proposal must be received by March 20, 2006, addressed to:

AVP, Inc.
6100 Center Drive, Suite 900
Los Angeles, California 90045
ATTN:  Secretary

ITEM 6.   EXHIBITS

     31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 - Certification of President and Chief Financial Officer Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of August, 2005.

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