Form 10QSB
period 2005-09-30
AVP INC
filed 2005-11-15
CIK 930817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

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

     Yes |X|      No |_|

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).

     Yes |_|      No |X|

         As of October 31, 2005, the Registrant had approximately 100,023,393 shares of common stock outstanding.

                               AVP, INC.

                                INDEX

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION......................... .....................4

ITEM 1.   FINANCIAL STATEMENTS.......................... .....................4

   Balance Sheet as of September 30, 2005
   (Unaudited).......................................... .....................5

   Statements of Operations for the three
   and nine months ended September 30, 2005 and 2004
   (Unaudited).......................................... .....................6

   Statement of Changes in Stockholders' Deficiency for
   the nine months ended September 30, 2005
   (Unaudited).......................................... .....................7

   Statements of Cash Flows for
   the nine months ended September 30, 2005 and 2004
   (Unaudited).......................................... .....................8

   Notes to Financial Statements (Unaudited)............ ....................10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION............................. ....................17

ITEM 3.   CONTROLS AND PROCEDURES....................... ....................26

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS............................. ....................27

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................27

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.............. ....................27

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                    AVP, INC.
                         Index to Financial Statements
                         Period Ended September 30, 2005

                                                                         PAGES
                                                                         -----

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

                                    AVP, INC.
                                  Balance Sheet
                               September 30, 2005
                                   (Unaudited)

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                               $  1,784,242
    Accounts receivable, net of
       allowance for doubtful accounts of $10,000                                              2,075,489
    Prepaid expenses                                                                             317,350
    Deferred commission-related party                                                             63,335
                                                                                            ------------
    TOTAL CURRENT ASSETS                                                                       4,240,416
                                                                                            ------------

PROPERTY AND EQUIPMENT, net                                                                      462,552
                                                                                            ------------

OTHER ASSETS
    Investment in sales-type lease                                                               562,319
    Other assets                                                                                  41,206
                                                                                            ------------
    TOTAL OTHER ASSETS                                                                           603,525
                                                                                            ------------

    TOTAL ASSETS                                                                            $  5,306,493
                                                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Current portion of long-term debt                                                       $  1,130,070
    Accounts payable                                                                           1,062,516
    Accrued expenses                                                                           1,983,326
    Accrued interest                                                                             294,812
    Deferred revenue                                                                             501,104
                                                                                            ------------
    TOTAL CURRENT LIABILITIES                                                                  4,971,828
                                                                                            ------------

OTHER LIABILITIES
    Long-term deferred revenue                                                                   225,000
    Long-term debt - less current portion                                                        683,334
                                                                                            ------------
    TOTAL OTHER LIABILITIES                                                                      908,334
                                                                                            ------------

    TOTAL LIABILITIES                                                                          5,880,162
                                                                                            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

    Preferred stock, 2,000,000 shares authorized:

      Series A convertible preferred stock, $.001 par value, 1,000,000 shares authorized,             --
      no shares issued and outstanding

      Series B convertible preferred stock, $.001 par value, 250,000 shares authorized,
      116,412 shares issued and outstanding                                                          116

    Common stock, $.001 par value, 300,000,000 shares authorized,
    100,023,393 shares issued and outstanding                                                    100,023

    Additional paid-in capital                                                                30,560,760

    Accumulated deficit                                                                      (31,234,568)
                                                                                            ------------

    TOTAL STOCKHOLDERS' DEFICIENCY                                                              (573,669)
                                                                                            ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                          $  5,306,493
                                                                                            ============

                        See notes to financial statements

                                    AVP, INC.
                            Statements of Operations
             Three and Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                     Three Months Ended           Nine Months Ended
                                                       September 30,                 September 30,
                                              ----------------------------    ----------------------------
                                                 2005            2004            2005            2004
                                              ------------    ------------    ------------    ------------
REVENUE
     Sponsorships                             $  8,508,522    $  4,863,801    $ 11,932,917    $  9,597,215
     Other                                       1,305,739       1,435,309       2,294,745       2,256,015
                                              ------------    ------------    ------------    ------------
     TOTAL REVENUE                               9,814,261       6,299,110      14,227,662      11,853,230


EVENT COSTS                                      8,222,872       5,512,285      10,992,451       8,620,145
                                              ------------    ------------    ------------    ------------
     Gross Profit                                1,591,389         786,825       3,235,211       3,233,085
                                              ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Marketing                                     622,711         615,779       1,719,411       1,787,534
     Administrative                              1,398,162       1,364,705       3,589,770       3,153,459
     Stock compensation expense                     84,623              --       5,296,612           5,714
                                              ------------    ------------    ------------    ------------
     TOTAL OPERATING EXPENSES                    2,105,496       1,980,484      10,605,793       4,946,707
                                              ------------    ------------    ------------    ------------

     OPERATING LOSS                               (514,107)     (1,193,659)     (7,370,582)     (1,713,622)
                                              ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest expense                              (24,292)        (82,938)       (122,863)       (158,485)
     Interest income                                41,745          15,612          94,755          50,389
                                              ------------    ------------    ------------    ------------
     TOTAL OTHER INCOME (EXPENSE)                   17,453         (67,326)        (28,108)       (108,096)
                                              ------------    ------------    ------------    ------------

     LOSS BEFORE INCOME TAXES                     (496,654)     (1,260,985)     (7,398,690)     (1,821,718)

INCOME TAXES                                            --              --              --              --
                                              ------------    ------------    ------------    ------------

     NET LOSS                                 $   (496,654)   $ (1,260,985)   $ (7,398,690)   $ (1,821,718)
                                              ============    ============    ============    ============

Basic and diluted loss per share              $      (0.00)   $      (0.04)   $      (0.09)   $      (0.06)
                                              ============    ============    ============    ============

Weighted average common shares
     outstanding                               100,023,393      29,738,610      82,353,011      29,738,610
                                              ============    ============    ============    ============

                        See notes to financial statements

                                    AVP, INC.
                Statement of Changes in Stockholders' Deficiency
                      Nine Months Ended September 30, 2005
                                   (Unaudited)

                                                   Series A                      Series B
                                                Preferred Stock               Preferred Stock               Common Stock
                                           ---------------------------   ---------------------------   ---------------------------
                                              Shares         Amount          Shares        Amount         Shares       Amount
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 1, 2005                             --   $         --             --   $         --     29,738,610   $     29,738


Merger of AVP, Inc. into the Association
    ("the reverse merger")                           --             --             --             --     22,514,742         22,515

Conversion of 10% convertible notes payable          --             --             --             --     17,076,825         17,077

Conversion of redeemable preferred
    stock                                            --             --             --             --     23,171,880         23,172

Private placement units
(net of offering costs of $753,038)                  --             --        147,364            147             --             --

Conversion to common stock                           --             --        (30,952)           (31)     7,521,336          7,521

Compensation expense from issuance of
    warrants                                         --             --             --             --             --             --

Net loss                                             --             --             --             --             --             --
                                           ------------   ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2005                          --   $         --        116,412   $        116    100,023,393   $    100,023
                                           ============   ============   ============   ============   ============   ============



                                                  Additional                      Total
                                                  Paid-in         Accumulated     Stockholders'
                                                  Capital         Deficit         Deficiency
                                                 ------------    ------------    ------------
Balance, January 1, 2005                         $ 16,091,502    $(23,835,878)   $ (7,714,638)


Merger of AVP, Inc. into the Association
    ("the reverse merger")                           (974,439)             --        (951,924)

Conversion of 10% convertible notes payable         2,273,271              --       2,290,348

Conversion of redeemable preferred
    stock                                           3,634,428              --       3,657,600

Private placement units
(net of offering costs of $753,038)                 4,246,876              --       4,247,023

Conversion to common stock                             (7,490)             --              --

Compensation expense from issuance of
    warrants                                        5,296,612              --       5,296,612

Net loss                                                   --      (7,398,690)     (7,398,690)
                                                 ------------    ------------    ------------

Balance, September 30, 2005                      $ 30,560,760    $(31,234,568)   $   (573,669)
                                                 ============    ============    ============

                        See notes to financial statements

                                    AVP, INC.
                            Statements of Cash Flows
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                                          Nine Months
                                                                      Ended September 30,
                                                                   --------------------------
                                                                      2005           2004
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $(7,398,690)   $(1,821,718)
     Adjustments to reconcile net loss to net cash
         flows from operating activities:
         Depreciation and amortization of property and equipment       112,085         37,894
         Amortization of deferred commissions                          190,004        220,778
         Other amortization                                              6,033          6,033
         Amortization of deferred costs                                     --      1,352,100
         Amortization of deferred rent                                  24,850        124,090
         Compensation from issuance of stock options and warrants    5,296,612          5,714
     Decrease (increase) in operating assets:
         Accounts receivable                                        (1,426,353)    (1,930,448)
         Investment in and due from joint venture                           --        291,084
         Prepaid expenses                                             (290,744)      (272,746)
         Other assets                                                   (4,500)         3,457
     Increase (decrease) in operating liabilities:
         Accounts payable                                              747,717        753,929
         Accrued expenses                                              994,174        578,224
         Accrued officer compensation                                  (43,208)       159,167
         Accrued interest                                              (21,817)       265,683
         Deferred revenue                                              176,054         50,756
                                                                   -----------    -----------


         NET CASH FLOWS FROM
             OPERATING ACTIVITIES                                   (1,637,783)      (176,003)
                                                                   -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in property and equipment                             (372,935)      (219,973)
     Investment in sales-type lease                                     66,004         72,026
                                                                   -----------    -----------

         NET CASH FLOWS FROM
             INVESTING ACTIVITIES                                     (306,931)      (147,947)
                                                                   -----------    -----------

                        See notes to financial statements

                                    AVP, INC.
                            Statements of Cash Flows
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                   (CONTINUED)

                                                                   Nine Months
                                                                Ended September 30,
                                                            --------------------------
                                                               2005           2004
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of capital stock                    $ 5,000,061    $        --
     Offering costs                                            (753,038)            --
     Proceeds from borrowing                                         --      2,000,000
     Debt repayments                                         (1,150,000)            --
                                                            -----------    -----------

         NET CASH FLOWS FROM
             FINANCING ACTIVITIES                             3,097,023      2,000,000
                                                            -----------    -----------


         NET INCREASE IN CASH AND CASH EQUIVALENTS            1,152,309      1,676,050

         CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         631,933         71,056
                                                            -----------    -----------

         CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 1,784,242    $ 1,747,106
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                               $    66,934    $        --
                                                            -----------    -----------
     Income taxes                                                    --             --
                                                            -----------    -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING INFORMATION

     Net liabilities assumed in merger
         Cash                                               $     4,217    $        --
         Accounts payable                                      (261,857)            --
         Accrued expenses                                      (173,934)            --
                                                            -----------    -----------
                                                               (431,574)            --
                                                            -----------    -----------

     Conversion of Association redeemable preferred stock
         into common stock                                    3,657,600             --
                                                            -----------    -----------

     Conversion of 10% convertible notes payable into
         common stock                                         2,290,348             --
                                                            -----------    -----------

                        See notes to financial statements

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of AVP, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in AVP, Inc.'s latest Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004, as reported in the Form 10-KSB as previously filed with the SEC, have been omitted.

2.       MERGER

         On February 28, 2005, upon filing a certificate of merger with the Delaware Secretary of State, a wholly owned subsidiary of AVP, Inc. ("AVP") named Othnet Merger Sub, Inc., a Delaware corporation, and AVP Pro Beach Volleyball Tour, Inc., a Delaware corporation (the "Association"), consummated a merger pursuant to an Agreement and Plan of Merger dated as of June 29, 2004, as amended. As a result of the merger, the Association, which survived the merger, became AVP's wholly owned subsidiary, and AVP issued to Association stockholders common stock.

         In the second half of 2004, AVP issued $2,360,000 principal amount of 10% convertible notes and, as required by the merger agreement, loaned $2,000,000 of the proceeds of the notes to the Association (the notes were issued in units that included common stock and common stock purchase warrants). It was a condition to the closing of the merger, among other things, that at least $2,000,000 principal amount of the notes (and accrued interest) be converted into common stock. Another condition was the closing of a private placement of units of Series B Convertible Preferred Stock and common stock purchase warrants, gross proceeds of which was $5,000,061, concurrently with the merger closing.

         Each share of Series B preferred stock is convertible into 243 shares of AVP common stock and carries the number of votes that equals the number of shares into which it is convertible.

         In accordance with the merger agreement, the outstanding shares of the Association's common stock were converted into 29,738,610 shares of AVP common stock. The Association also had outstanding options and warrants that, as a result of the merger agreement, now represent the right to purchase 88,428,387 shares of the AVP common stock.

         As part of the merger, the Association's preferred stockholder's converted $3,657,600 of redeemable preferred stock into 23,171,880 shares of AVP common stock. In addition, as part of the merger, holders of the 10% convertible notes converted them into 17,076,825 shares of AVP common stock.

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

2.       MERGER (CONTINUED)

         Concurrent with the merger, AVP raised through private placement $5,000,061 of private placement units representing 147,364 shares of Series B Convertible Preferred Stock, which are convertible into 35,809,452 shares of AVP common stock.

         An Association note holder has indicated its intention to exercise its option to convert its $1,000,000 note payable into 11,292,614 shares of AVP common stock.

         In conjunction with the merger, AVP was obligated to issue warrants to purchase 56,775,904 shares of common stock as consideration for services that facilitated the merger.

         As a result of the merger, AVP has 100,023,393 shares of common stock outstanding at September 30, 2005 and will have outstanding stock options and warrants to acquire AVP common stock aggregating 154,724,733 shares.

         Upon consummation of the merger and the private offering, the Association's former stockholders held common stock entitling them to cast 58.22% of votes entitled to be cast at an election of AVP directors; the Association's executive officers became AVP's executive officers, and Association designees hold five of six Board of Directors seats.

         Accordingly, the Association, which was the acquired entity from the legal standpoint, is the acquirer from the accounting standpoint, and AVP, which was the acquirer from the legal standpoint, is the accounting acquiree.

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

         AVP agreed to register for resale the shares of common stock underlying the Series B preferred stock. The agreement provided that if a registration statement was not filed by April 15, 2005 or did not become effective by June 28, 2005, AVP must pay a penalty to the Series B preferred stock stockholder of approximately $50,000 for each month that the penalty condition is not satisfied, until August 28, 2005, when the monthly penalty increased to $100,000 for each month. The registration statement became effective on November 1, 2005 and, accordingly, AVP incurred $311,505 in penalties.

         On August 23, 2005 the stockholders gave approval to amend the Articles of Incorporation increasing the number of authorized shares of common stock to 300,000,000 shares and to effect a 1 for 10 reverse stock split. AVP expects to effectuate the 1 for 10 reverse stock split within 60 days from the date of effectiveness of the registration statement.

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

  2.     MERGER (CONTINUED)

         As such, for all disclosures referencing shares authorized and issued, shares reserved for issuance, per share amounts and other disclosures relating to equity, amounts have been retroactively restated to reflect share quantities as altered by the terms of the merger agreements and the authorization of additional shares.

3.       RESCISSION OFFER

         Options granted in 2004 to AVP players under AVP's 2002 Stock Option Plan were not exempt from registration or qualification under federal and state securities laws and AVP did not obtain the required registrations or qualifications. As a result, AVP intends to make a rescission offer to the holders of these options beginning approximately 30 days after the effective date of its registration statement. If this rescission is accepted, AVP could be required to make aggregate payments to the holders of options of up to $240,000, which includes statutory interest, based on options outstanding as of September 30, 2005. If any or all of the offerees reject the rescission offer, AVP may continue to be liable for this amount under federal and state securities laws. As management believes there is only a remote likelihood the rescission offer will be accepted by any of the option holders in an amount that would result in a material expenditure by AVP, no liability has been recorded. Management does not believe that this rescission offer will have a material effect on AVP's financial position, results of operations or cash flows.

4.       NET LOSS PER BASIC AND DILUTED SHARE OF COMMON STOCK

         Basic earnings (loss) per share is calculated using the average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method. Options and other incremental shares to purchase 194,305,461 and 115,365,047 shares of common stock at September 30, 2005 and 2004, respectively, were excluded from the computation of diluted earnings (loss) per share as their effect would be anti-dilutive.

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

5.       STOCK OPTIONS

         AVP adopted SFAS No. 148 effective for the year ended December 31, 2002, and has elected to continue to account for its stock-based compensation in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, compensation expense is recognized over the vesting period based on the excess of the fair market value over the exercise price on the grant date.

         If AVP had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, AVP's net loss would increase to the following pro forma amounts:

                                             Three Months Ended September 30,          Nine Months Ended September 30,
                                        ----------------------------------------    ----------------------------------------
                                               2005                  2004                  2005                  2004
                                        ------------------    ------------------    ------------------    ------------------
Net loss applicable to common
stockholders, as reported               $         (496,654)   $       (1,260,985)   $       (7,398,690)   $       (1,821,718)

Less stock based employee
compensation expense determined under
fair-value-based methods for all
awards, net of related tax effects              (4,479,997)              (33,322)           (4,479,997)              (99,966)
                                        ------------------    ------------------    ------------------    ------------------

Pro forma net loss                      $       (4,976,651)   $       (1,294,307)   $      (11,878,687)   $       (1,921,684)
                                        ==================    ==================    ==================    ==================

Net loss per share of common stock:
Basic and diluted

        As reported                     $            (0.00)   $            (0.04)   $            (0.09)   $            (0.06)
                                        ==================    ==================    ==================    ==================

        Pro forma                       $            (0.05)   $            (0.04)   $            (0.14)   $            (0.06)
                                        ==================    ==================    ==================    ==================


         The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the nine months ended September 30, 2005 and 2004:

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

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

5.       STOCK OPTIONS (CONTINUED)

         The following table contains information on the stock options for the nine months ended September 30, 2005 and the year ended December 31, 2004. The outstanding options expire from December 31, 2005 to September 1, 2013.

                                                              Weighted Average
                                           Number of Shares   Exercise Price
                                            ---------------   ---------------
Options outstanding at January 1, 2004           77,744,235   $          0.02
     Granted                                      7,654,849              0.16
     Exercised                                           --                --
     Cancelled                                           --                --
                                            ---------------   ---------------

Options outstanding at December 31, 2004         85,399,084              0.03
     Granted                                     32,095,930              0.22
     Converted Othnet options                     2,004,284              0.25
     Exercised                                           --                --
     Cancelled                                           --                --
                                            ---------------   ---------------

Options outstanding at September 30, 2005       119,499,298   $          0.09
                                            ===============   ===============

         The weighted average fair value of options granted was $0.14 in 2005 and $-0- in 2004.

         The following table summarizes information about AVP's stock-based compensation plan at September 30, 2005:

         Options outstanding and exercisable by price range as of September 30, 2005:

                                           Options Outstanding                            Options Exercisable
                              --------------------------------------------------     -------------------------------
                                                    Weighted
                                                     Average
                                                    Remaining         Weighted                           Weighted
              Range of                             Contractual        Average                            Average
              Exercise             Number            Life in          Exercise           Number          Exercise
               Prices           Outstanding           Years             Price          Exercisable         Price
         -----------------    ----------------     -------------     -----------     --------------    -------------
         $   .00  -  .03           61,189,433          4.3                $0.00         61,189,433            $0.00
             .04  -  .09           16,554,802          7.9                 0.08         10,748,639             0.08
             .09  -  .16            7,654,849          3.6                 0.16          7,015,498             0.16
             .17  -  .25           34,100,214          3.7                 0.22         34,100,214             0.22
         -----------------    ----------------     -------------     -----------     --------------    -------------
         $   .00  -  .25          119,499,298          4.6                $0.09        113,053,784            $0.09
         =================    ================     =============     ===========     ==============    =============


         In connection with stock options granted to employees to purchase common stock, AVP did not record any stock-based compensation expense in the nine months ended September 30, 2005 and 2004.

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

5.       STOCK OPTIONS (CONTINUED)

         Other Stock Options

         Non-qualified stock options granted to other individuals aggregating 35,225,435 shares expire from June 2006 to June 2010.

         The following table contains information on all of AVP's non-plan stock options for the nine months ended September 30, 2005 and the year ended December 31, 2004.


                                                              Weighted Average
                                            Number of Shares  Exercise Price
                                            ---------------   ---------------

Options outstanding at January 1, 2004            3,029,303   $          0.03
     Granted                                             --                --
     Exercised                                           --                --
     Cancelled                                           --                --
                                            ---------------   ---------------

Options outstanding at December 31, 2004          3,029,303              0.03
     Granted                                     24,910,560              0.31
     Converted Othnet options                     7,285,572              0.24
     Exercised                                           --                --
     Cancelled                                           --                --
                                            ---------------   ---------------

Options outstanding at September 30, 2005        35,225,435   $          0.27
                                            ===============   ===============


         The weighted average fair value of options granted was $0.21 in 2005 and -0- in 2004.

         The following table summarizes information about AVP's non-qualified stock options at September 30, 2005:

         Options outstanding and exercisable by price range as of September 30, 2005:

                                           Options Outstanding                            Options Exercisable
                              --------------------------------------------------     -------------------------------
                                                    Weighted
                                                     Average
                                                    Remaining         Weighted                           Weighted
              Range of                             Contractual        Average                            Average
              Exercise             Number            Life in          Exercise           Number          Exercise
               Prices           Outstanding           Years             Price          Exercisable         Price
         -----------------    ----------------     -------------     -----------     --------------    -------------
            $  .03 - .15          6,610,248           4.5                $0.09          6,610,248          $0.09
               .16 - .34         19,211,860           2.9                 0.22         19,211,860           0.22
               .35 - .50          9,403,327           4.2                 0.50          9,403,327           0.50
         ------------------    -------------     --------------    ------------     --------------    -----------

            $  .03 - .50         35,225,435           3.6                $0.27         35,225,435          $0.27
         ==================    =============     ==============    ============     ==============    ===========


         In connection with stock options granted to non-employees to purchase common stock as a result of the private placement, AVP recorded consulting expense of $5,296,612 and $-0- for the nine months ended September 30, 2005 and 2004, respectively. Such amounts represent, for each non-employee stock option, the valuation under SFAS 123 on the date of the grant.

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

6.       COMMITMENTS AND CONTINGENCIES

         Operating Lease

         AVP is obligated under a noncancellable operating lease for its office facilities. The lease expires March 31, 2010 subject to a five-year renewal option.

         The future minimum rental payments, excluding cost escalations, as of September 30, 2005 are as follows:

                       Years Ending December 31,
                       -------------------------
                                2005                              $    81,000
                                2006                                  329,000
                                2007                                  338,000
                                2008                                  347,000
                                2009                                  356,000
                             Thereafter                                91,000
                                                              ----------------

                                Total                             $ 1,542,000
                                                              ================

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

         Employment Agreements

         AVP has entered into "at will" employment agreements with three officers. In addition to base salary, the employment agreements provide for annual performance bonuses and profit sharing bonuses. The performance bonuses range from 30% to 50% of the respective officer's base salary. The performance bonuses awarded, if any, will be based upon achieving certain milestones and targets as determined by the Board of Directors' Compensation Committee. The employment agreements also provide that AVP will set aside 10% of the net profits, as defined or as determined by the Compensation Committee, to establish a Profit Sharing Bonus Pool. The Compensation Committee and AVP's President will determine the allocation of the Profit Sharing Bonus Pool among officers eligible to participate in the Profit Sharing Bonus Pool.

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

                                 AVP Acquisition

On February 28, 2005, a wholly owned subsidiary of AVP and AVP Pro Beach Volleyball Tour, Inc., f/k/a Association of Volleyball Professionals, Inc., a Delaware corporation (the "Association"), consummated a merger pursuant to an Agreement and Plan of Merger dated as of June 29, 2004, as amended. The name of the subsidiary before it merged with the Association was Othnet Merger Sub, Inc. As a result of the merger, the Association became AVP's wholly owned subsidiary, and AVP issued to Association stockholders AVP common stock.

                               Recent Developments

On August 23, 2005, AVP's stockholders approved a one-for-ten reverse stock split, which AVP expects to effect by the end of 2005.

There can be no assurance that the reverse stock split will increase the market price of our Common Stock or that any increase will be proportional to the reverse-split ratio. For example, using the $0.15 per share closing price of our Common Stock on October 20, 2005, there can be no assurance that the post-split market price of our Common Stock would be $1.50 or greater. Accordingly, the total market capitalization of our Common Stock immediately after the reverse stock split or at any time thereafter could be lower than the total market capitalization before the reverse stock split.

AVP's Business

AVP owns and operates professional beach volleyball events in the United States through its wholly owned subsidiary, the Association. AVP's revenue comes from national, regional, and local sponsorships; ticket sales (admissions), Beach Club (corporate hospitality) sales, food and beverage sales, and merchandise sales; trademark licensing; and other ancillary sources.

AVP produced 14 men's and 14 women's professional beach volleyball tournaments throughout the United States in 2005. AVP has more than 125 of the top professional players under exclusive contracts, as well as a base of spectators and television viewers that AVP believes represents an attractive audience for national, regional, and local sponsors. AVP produced 14 events from April through October 2005, in Fort Lauderdale, FL; Tempe, AZ; Austin, TX; Santa Barbara, CA; San Diego, CA; Belmar, NJ; Hermosa Beach, CA; Huntington Beach, CA; Manhattan Beach, CA; Chicago, IL; Las Vegas, NV; Oahu, HA; Cincinnati, OH; and Boulder, CO. The tournaments returned to each city in which events were held in 2004; the Cincinnati and Boulder events were new for 2005.

AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October.

Results of Operations for the three months ended September 30, 2005 and 2004

-------------------------------------------------------------------------------    ----------------------------------------
                Operating Loss and Net Loss                                                     % Revenue
-------------------------------------------------------------------------------    ----------------------------------------
                                          Three Months Ended September 30,                Three Months Ended September 30,
                                            2005                   2004                  2005                  2004
                                      ------------------     ------------------    -----------------    -------------------
Operating Loss                           $ (514,107)          $ (1,193,659)                 (5%)                  (19%)
Net Loss                                 $ (496,654)          $ (1,260,985)                 (5%)                  (20%)

The 57% decrease in the three month operating loss primarily reflects an increase of $3.5 million in recognized revenue for the three months ended September 30, 2005 (see "Revenue" section below) which offset an increase in event costs of $2.7 million.

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

--------------------------------------------------------------------------
                             Summary Revenue
--------------------------------------------------------------------------
                                                                                Percentage
                                   Three Months Ended September 30,              Increase
                                     2005                  2004                 (Decrease)
                               -----------------     -----------------      -----------------
Sponsorship                         $ 8,508,522          $  4,863,801                    75%
Activation Fees                         396,973               505,245                  (21%)
Local Revenue                           667,008               363,574                    83%
Miscellaneous Revenue                   241,758               566,490                  (57%)
Interest Income                          41,745                15,612                   167%
                               -----------------     -----------------

Total Revenue                       $ 9,856,006            $6,314,722                    56%
                               =================     =================

Sponsorship revenue for the three months ended September 30, 2005 increased approximately $3.6 million as compared to the three months ended September 30, 2004. For the three months ended September 30, the average sponsorship revenue per event for 2005 and 2004 were $1,063,565 and $972,760, respectively. The increase in sponsorship revenue was primarily due to an increase in contracted-for annual sponsorship revenue from $9.9 million in 2004 to $12.7 million in 2005, as well as eight events taking place in the three months ended September 30, 2005 (out of 14 events in 2005) compared to only five events in the three months ended September 30, 2004 (out of 12 events in 2004). Accordingly, $8,508,522 of sponsorship revenue (out of $12.7 million of contracted-for 2005 sponsorship revenue) is being allocated to the eight events taking place in the three months ended September 30, 2005 compared to $4,863,801 of sponsorship revenue (out of $9.9 million of sponsorship revenue recognized in 2004) for the five events taking place in the comparable period.

The 21% decrease in activation fees is the result of one sponsor from 2004 not returning as a sponsor in 2005.

Local revenue for the three months ended September 30, 2005 increased 83% as compared to the three months ended September 30, 2004. This increase in local revenue resulted from three additional events taken place during the three months ended September 30, 2005, as well as increases in per event ticket sales and Beach Club revenue. In particular, AVP was able to charge admissions ("gate") to more events than in previous years, which resulted in additional ticketing revenue in 2005. For the eight events held in the three months ended September 30, 2005, five events were gated and generated general admission ticketing revenue, compared to three gated events out of five events for the 2004 three month period. Average local revenue per event for 2005 and 2004 third quarters were $83,376 and $72,715, respectively.

The decrease in miscellaneous revenue primarily reflects a decrease in merchandising revenue attributable to AVP's recognizing net merchandising revenue for the three months ended September 30, 2005 versus recognizing gross merchandising revenue as the company did for the three months ended September 30, 2004. In 2005, AVP engaged AEG Merchandise Inc. (a division of Anschutz Entertainment Group) to serve as AVP's event merchandiser for 2005 and 2006. AVP receives a royalty on all merchandising revenue. In 2004, AVP performed all merchandising services in-house and gross merchandising revenue was included in Miscellaneous Revenue (with costs of goods sold included in operating expenses under marketing costs). The remaining decrease stemmed from a small decline in site fees for one event and a small decline in trademark and recognized international television licensing.

The increase in interest income of $26,133 reflects interest earned on the realized proceeds from the private placement consummated on February 28, 2005.

Gross Profit

------------------------------------------------------------------------------
                                Gross Profit
------------------------------------------------------------------------------

                                          Three Months Ended September 30,
                                            2005                   2004
                                     -------------------     -----------------
Revenue                                      $9,814,261           $ 6,299,110
Event Costs                                   8,222,872             5,512,285
                                     -------------------     -----------------
Gross Profit                                $ 1,591,389             $ 786,825
                                     ===================     =================

Gross Profit %                                      16%                   12%
                                     ===================     =================

AVP's gross profit margin increased to 16% for the three months ended September 30, 2005 compared to 12% for the three months ended September 30, 2004 and primarily reflects a larger percentage of revenue being recognized in connection with the events taking place during the three months ended September 30, 2005 compared to the same period in 2004.

Operating Expenses

-------------------------------------------------------------    ---------------------------------------
                       Summary Costs                                           % Revenue
-------------------------------------------------------------    ---------------------------------------       (Increase)
                                                                                                               Decrease as
                         Three Months Ended September 30,           Three Months Ended September 30,          % of Revenue
                            2005                 2004                  2005                 2004              2005 vs. 2004
                       ----------------    ------------------    -----------------    ------------------    ------------------
Event Costs                 $8,222,872            $5,512,285                  84%                   87%                    3%
Administrative               1,398,162             1,364,705                  14%                   22%                    8%
Stock Compensation              84,623                    --                   1%                   --                    (1%)
Marketing                      622,711               615,779                   6%                   10%                    4%
Interest Expense                24,292                82,938                   0%                    1%                    1%
                       ----------------    ------------------    -----------------    ------------------    ------------------
Total Costs                $10,352,660            $7,575,707                 105%                  120%                   15%
                       ================    ==================    =================    ==================    ==================

Event costs include the direct costs of producing an event and costs related to television airing of network broadcasted events. Event costs are recognized on an event-by-event basis and event costs billed and/or paid prior to their respective events are recorded as deferred costs and expensed at the time the event occurs.

The 49% increase in event costs was primarily due to three additional events taking place during the three months ended September 30, 2005 (eight events compared to only five events taking place during the three months ended September 30, 2004). For the three months ended September 30, the average event costs in 2005 and 2004 were $1,027,859 and $1,102,457, respectively, with a 3% decrease in event costs as a percentage of revenue. The decrease in event costs is primarily attributable to the fact that under AVP's 2005 and 2006 agreement with Fox Sports Net, AVP no longer pays for its broadcast time or any production costs in connection with the telecast of AVP events on cable television.

Stock compensation expense reflects a $84,623 charge to consulting expense as a result of non-employee warrants valued under SFAS 123 for warrants granted.

Marketing costs did not fluctuate significantly for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

The decrease in interest expense of $58,646 reflects a reduction in short-term debt.


-----------------------------------------------------------------------------------
Depreciation and Amortization Expense
-----------------------------------------------------------------------------------       Percentage
                                              Three Months Ended September 30,             Increase
                                                 2005                  2004               (Decrease)
                                           ------------------    ------------------    ------------------
Depreciation Expense                            $     48,018           $    30,799                   56%
Amortization Expense                                  66,333                75,737                 (12%)
                                           ------------------    ------------------
Total                                           $    114,351          $    106,536                    7%
                                           ==================    ==================


The increase in depreciation expense of $17,219 resulted from an increase in depreciable assets, including banners and flags and equipment; information technology equipment (e.g., servers); activation equipment (e.g., kiosks and digital information screens); and leasehold improvements (e.g., installation of an air conditioning unit in AVP's server room).

The decrease in amortization expense of $9,404 resulted from the reduction in deferred commission.

Results of Operations for the nine months ended September 30, 2005 and 2004

--------------------------------------------------------------------------     -------------------------------------
              Operating Loss and Net Loss                                                   % Revenue
--------------------------------------------------------------------------     -------------------------------------
                                     Nine Months Ended September 30,                Nine Months Ended September 30,
                                        2005                  2004                  2005                 2004
                                 -------------------    ------------------     ----------------     ----------------
Operating Loss                         $(7,370,582)         $ (1,713,622)                (52%)                (14%)
Net Loss                               $(7,398,690)         $ (1,821,718)                (52%)                (15%)

The 330% increase in the nine month operating loss primarily reflects increased administrative costs related to the merger and financing and registration statement filing. Specifically the administrative cost incluse a $5,296,612 charge to consulting expense as a result of non-employee warrants valued under SFAS 123, $657,000 of merger-related legal and accounting costs, $119,000 of SEC reporting requirement costs, $190,000 of consulting fees payable in connection with the merger, and $208,000 of related financing and registration costs and fees. Such charges and costs were partially offset by a decrease in amortization expense, which resulted from the elimination of cable network deferred costs expensed in 2004.

Excluding such warrant consulting expense, merger-related costs and fees and financial registration costs and fees, net loss for the nine months ended September 30, 2005 would have been $927,688 compared to $1,821,718 for the same period in 2004, a decrease of 49%.

Revenue

-------------------------------------------------------------------------
                            Summary Revenue
-------------------------------------------------------------------------    Percentage
                                  Nine Months Ended September 30,             Increase
                                    2005                 2004                (Decrease)
                              ------------------   ------------------    ------------------
Sponsorship                         $11,932,917          $ 9,597,215                   24%
Activation Fees                         587,106              821,188                 (29%)
Local Revenue                         1,125,356              578,025                   95%
Miscellaneous Revenue                   582,283              856,802                 (32%)
Interest Income                          94,755               50,389                   88%
                              ------------------   ------------------
Total Revenue                      $ 14,322,417         $ 11,903,619                   20%
                              ==================   ==================

Sponsorship revenue for the nine months ended September 30, 2005 increased approximately $2.3 million as compared to the 2004 nine month period. For the 2005 and 2004 nine month periods, the average sponsorship revenue per event were $917,917 and $872,474, respectively. The increase in sponsorship revenue was primarily due to an increase in contracted-for annual sponsorship revenue from $9.9 million in 2004 to $12.7 million in 2005, as well as thirteen events taking place in the first nine months of 2005 (out of 14 events in 2005) compared to only eleven events taking place in the nine months ended September 30, 2004 (out of 12 events in 2004). Accordingly, $11,932,917 of sponsorship revenue (out of $12.7 million of contracted-for 2005 sponsorship revenue) was allocated to the thirteen events taking place in the nine months ended September 30, 2005 compared to $9,597,215 of sponsorship revenue (out of $9.9 million of sponsorship revenue recognized in 2004) for the eleven events taking place in the 2004 nine month period.

The 29% decrease in activation fees is the result of one sponsor from 2004 not returning as a sponsor in 2005.

Local revenue for the nine months ended September 30, 2005 increased 95%, as compared to the nine months ended September 30, 2004. This increase in local revenue resulted from two additional events taking place during the nine months ended September 30, 2005, as well as increases in per event ticket sales and Beach Club revenue. In particular, AVP was able to gate more events than in previous years, which resulted in additional ticketing revenue. For the 13 events held through September 30, 2005, nine events were gated and generated general admission ticketing revenue. For the 2004 comparable period, only five of the 11 events held were gated with general admission ticketing revenue. For the 2005 and 2004 nine month periods, average local revenue per event were $86,566 and $52,548, respectively.

The decrease in miscellaneous revenue is primarily due to a decrease in merchandising revenue attributable to AVP's recognizing net merchandising revenue for the nine months ended September 30, 2005 versus recognizing gross merchandising revenue as the company did for the nine months ended September 30, 2004. In 2005, AVP engaged AEG Merchandise Inc. (a division of Anschutz Entertainment Group) to serve as AVP's event merchandiser for 2005 and 2006. AVP receives a royalty on all merchandising revenue. In 2004, AVP performed all merchandising services in-house, and gross merchandising revenue was included in Miscellaneous Revenue (with costs of goods sold included in operating expenses under marketing costs). The remaining decrease stemmed from a small decline in site fees for one event and a small decline in trademark and recognized international television licensing.

The increase in interest income of $44,366 reflects interest earned on the realized proceeds from the private placement consummated on February 28, 2005.

Gross Profit

--------------------------------------------------------------------------------------
                                    Gross Profit
--------------------------------------------------------------------------------------
                                              Nine Months Ended September 30,
                                              2005                       2004
                                     ----------------------     ----------------------
Revenue                                        $14,227,662               $ 11,853,230
Event Costs                                     10,992,451                  8,620,145
                                     ----------------------     ----------------------
Gross Profit                                   $ 3,235,211               $  3,233,085
                                     ======================     ======================

Gross Profit %                                         23%                        27%

AVP's gross profit margin for the nine months ended September 30, 2005 was 23% compared to 27% for the nine months ended September 30, 2004. The decrease in the gross profit margin primarily reflects increases in prize money, staging costs and advertising costs. In 2004, AVP reached an agreement with the players to extend the exclusive player agreements through December 31, 2008 and agreed to increase prize money from $1.6 million in 2004 to a minimum of $3.0 million in 2005 (an increase of 87.5%), with minimum prize money increasing by $500,000 in 2006, 2007 and 2008. Accordingly, management expects prize money to increase at a significantly lower rate in the future. Staging costs also increased as a result of AVP using an enhanced stadium for its 2005 events, which included corporate suites at all events. AVP sold few corporate suites in the first two quarters of 2005 but recognized significantly improved sales in the third quarter 2005 and management expects increased corporate suite sales at the majority of events in 2006 without a corresponding increase in staging costs. Management expects gross profit margins to increase in the future through increases in sponsorship revenue as well as by entering into agreements with local promoters in which local promoters take on more of the event costs and pay AVP promoter/sanctioning fees in return for the right to exploit local revenue opportunities.

Operating Expenses

-----------------------------------------------------------    ---------------------------------------
                      Summary Costs                                          % Revenue
-----------------------------------------------------------    ---------------------------------------       (Increase)
                                                                                                             Decrease as
                           Nine Months Ended September 30,        Nine Months Ended September 30,           % of Revenue
                            2005                2004                2005                  2004              2005 vs. 2004
                      -----------------    ----------------    ----------------     ------------------    ------------------
Event Costs               $ 10,992,451         $ 8,620,145                 77%                    73%                  (4%)
Administrative               3,589,770           3,159,173                 25%                    27%                   2%
Stock Compensation           5,292,612                  --                 37%                    --                  (37%)
Marketing                    1,719,411           1,787,534                 12%                    15%                    3%
Interest Expense               122,863             158,485                  1%                     1%
                      -----------------    ----------------    ----------------     ------------------    ------------------
Total Costs               $ 21,721,107        $ 13,725,337                152%                   116%                 (36%)
                      =================    ================    ================     ==================    ==================


Event costs include the direct costs of producing an event and costs related to television airing of broadcasted events. Event costs are recognized on an event-by-event basis, and event costs billed and/or paid prior to their respective events are recorded as deferred costs and expensed at the time the event occurs.

The increase in event costs was primarily due to two additional events taking place during the nine months ended September 30, 2005 (13 events compared to 11 events taking place during the nine months ended September 30, 2004). For the 2005 and 2004 nine month periods, average event costs were $845,573 and $783,650, respectively, with a 4% increase in event costs as a percentage of revenue. The increase in event costs is primarily attributable to increases in prize money, staging costs, and advertising, which offset a decrease in event costs due to the elimination of any television broadcast fees or production costs in connection with its cable events in 2005.

The 14% increase in administrative costs primarily reflects charges and expenses related to the merger and financing and registration statement filing. The increase in administrative costs includes merger-related legal costs of $441,000, accounting fees of $216,000, SEC filing costs of $119,000, consulting fees payable in connection with the merger of $190,000, and costs related to financing and the registration of securities aggregating $208,000, as well as budgeted 2005 salary increases. Increases in administrative costs were partially offset by a decrease in amortization expense which resulted from the elimination of cable network deferred costs expensed in 2004.

The $5,296,612 charge to stock compensation was the result of non-employee warrants valued under SFAS 123 for warrants granted on February 28, 2005 as a result of the merger.

The decrease in marketing costs of $68,123 primarily resulted from a reduction in merchandise costs of $254,000 for the nine months ended September 30, 2005, as a result of AVP's no longer conducting merchandise sales in-house and therefore no longer incurring costs of good sold. The decrease in merchandising costs was partially offset by a $72,000 increase in AVPNext expenses as well as $116,000 of budgeted 2005 salary increases.

The 22% decrease in interest expense of $35,622 reflects a reduction in short-term debt.

-----------------------------------------------------------------------------------
Depreciation and Amortization Expense
-----------------------------------------------------------------------------------
                                                                                          Percentage
                                               Nine Months Ended September 30,             Increase
                                                 2005                  2004               (Decrease)
                                           ------------------    ------------------    ------------------
Depreciation Expense                            $    112,085          $    37,894                  196%
Amortization Expense                                 196,037              226,811                  (14%)
                                           ------------------    ------------------
Total                                           $    308,122          $   264,705                   16%
                                           ==================    ==================

The increase in depreciation expense of $74,191 resulted from an increase in depreciable assets, including banners and flags and equipment; information technology equipment (e.g., servers); activation equipment (e.g., kiosks and digital information screens); and leasehold improvements (e.g., installation of an air conditioning unit in AVP's server room).

The decrease in amortization expense of $30,774 resulted from deferred commissions.

Liquidity and Capital Resources

Cash flows from operating activities for the nine months ended September 30, 2005 and 2004 were $(1,637,783) and $(176,003), respectively. Working capital deficiency, consisting of current assets less current liabilities, was $731,412 at September 30, 2005 and $3,220,725 at September 30, 2004. The negative working capital for the nine months ended September 30, 2005 resulted from deferred revenue being recognized for sponsorship payments received for events occurring after September 30, 2005 and additional accounts payable and accrued expenses related to the merger and registration statement. The negative working capital for the nine months ended September 30, 2004 resulted from an increase in debt. During the nine months ended September 30, 2004, AVP borrowed $2,000,000 in the form of bridge financing notes.

At September 30, 2005 and 2004, accounts receivable had increased $1,426,353 and $1,930,448, respectively, and deferred revenues had increased $176,054 and $50,756, respectively, over their respective amounts at December 31, 2004 and 2003, as AVP invoices and collects payments prior to holding certain events. Deferred revenue increased as a result of the receipt of payments that will be recognized as revenue on an event-by-event basis.

Cash flows provided from financing activities for the nine months ended September 30, 2005 and 2004 were $3,097,023 and $2,000,000, respectively. As a result of the consummation of the $5,000,061 private placement of Series B Convertible Preferred Stock on February 28, 2005, AVP realized proceeds of $4,247,023, net of offering costs of $753,038. During the nine months ended September 30, 2004, AVP borrowed $2,000,000 in the form of bridge financing notes.

During the nine months ended September 30, 2005, AVP repaid $950,000 on a note payable owed to Management Plus Enterprises, Inc., a related party, in connection with sponsorship sales services and $200,000 to holders of the bridge financing notes.

Capital expenditures for the nine months ended September 30, 2005 and 2004 were $372,935 and $219,973, respectively. During the nine months ended September 30, 2005, AVP purchased sand, tents, banners and flags and a trailer for the tour season, as well as, computer equipment.

In June 2004, the Association borrowed $2,000,000 from AVP, at an interest rate of 10% per annum. As part of the merger, this liability was converted to equity. In addition, NBC and Fox had the right to put their redeemable Series A preferred stock investment back to the Association at the end of the 2005 and 2006 seasons for the amount of their respective investments. Prior to the merger, both NBC and Fox agreed to waive their put rights and converted the Association redeemable preferred stock holdings aggregating $3,657,600 into AVP common stock.

Critical Accounting Policies

Revenue and Expense Recognition

The majority of AVP's revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes sponsorship revenue pro rata based upon prize money per event during the tour season as the events occur and collection is reasonably assured. Cash collected before the related events is recorded as deferred revenue. Event costs are recognized on an event-by-event basis. Event costs billed and/or paid prior to their respective events are recorded as deferred costs and expensed at the time the event occurs.

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

ITEM 3.   CONTROLS AND PROCEDURES

AVP's management has evaluated, with the participation of its principal executive and financial officers, the effectiveness of AVP's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded, subject to the following paragraphs, that, as of September 30, 2005, AVP's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by AVP in reports that it files or submits under the Exchange Act is accumulated and communicated to AVP's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management determined that there were material weaknesses in its disclosure controls and procedures with respect to recording and reporting of a business combination in 2003 between companies under common control and in recording and reporting capital transactions that resulted in conversions of preferred stock to common stock in the second quarter of 2005. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Subsequent to December 31, 2004, it was determined that AVP did not have adequate controls in place to properly record the merger in 2003 with Digital Media Campus, Inc. in accordance with generally accepted accounting principles. As a result, AVP has restated its financial statements for the years ended December 31, 2004 and 2003 to reflect the correct accounting for the merger transaction as a transfer between entities under common control. AVP was also required to restate its interim quarterly financial statements for 2004 and all of its annual and previously filed 2005 quarterly filings with the SEC as a result of improperly accounting for the merger.

Subsequent to September 30, 2005, it was determined that AVP did not have adequate controls in place to properly record capital transactions that had occurred in the second quarter of 2005 in accordance with generally accepted accounting principles. During the second quarter of 2005 certain Series B preferred stockholders converted their Series B preferred stock into common stock. However, the transactions were not properly recorded at the time they occurred. As a result, AVP has restated its interim quarterly financial statements and previous filed quarterly filing with SEC for the period ended June 30, 2005 as a result of improperly accounting for these capital transactions.

AVP has taken steps to correct the material weaknesses identified through the addition of additional personnel and professional consultants with enhanced financial accounting and reporting experience and will continue to evaluate the material weaknesses and will take all necessary action to correct the internal control deficiencies so identified. AVP will also further develop and enhance its internal control policies, procedures, systems and staff to allow it to mitigate the risk that material accounting errors might go undetected and be included in its financial statements.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 4. Submission of Matters to a Vote of Security Holders

      The matters submitted and the number of votes cast at the Annual Stockholders Meeting held on August 23, 2005 were as follows:

--------------------------------------------------------------------------------
1. Election of Directors                          Number of votes cast
--------------------------------------------------------------------------------
      Name of Nominee                             For        Withheld
--------------------------------------------------------------------------------
  Leonard Armato                              97,091,444      769,654
  Bruce Binkow                                97,091,444      769,654
  Philip Guarascio                            97,091,444      769,654
  Scott Painter                               97,091,444      769,654
  Jeffrey Wattenberg                          97,091,444      769,654
  Roger L. Werner, Jr.                        97,091,444      769,654
--------------------------------------------------------------------------------

                                                           Number of votes cast
-----------------------------------------------------------------------------------------------
                                                                                   Broker Non-
                                                  For       Against     Abstain       Votes
-----------------------------------------------------------------------------------------------
2. Ratification of appointment of auditors    95,878,028          39    1,983,031            0
-----------------------------------------------------------------------------------------------
3. Increase in authorized Common Stock to
   300,000,000 shares                         76,584,496     595,155      107,000            0
-----------------------------------------------------------------------------------------------
4. One for ten reverse stock split            95,572,018   1,786,370      502,712            0
-----------------------------------------------------------------------------------------------
5. Amended and restated certificate of
   incorporation, reducing authorized
   Commmon Stock to 80,000,000 shares         89,467,203   3,965,154    4,428,741            0
-----------------------------------------------------------------------------------------------
6. 2005 Incentive Stock Plan                  77,434,453   5,918,985    2,541,508   11,966,152
-----------------------------------------------------------------------------------------------

ITEM 6.   EXHIBITS

      31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 - Certification of President and Chief Financial Officer Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of November, 2005.

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