Form 10KSB/A
period 2004-12-31
AVP INC
filed 2005-11-18
CIK 930817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ____________

Commission File Number  005-79737


                                    AVP, INC.
              (Exact name of Small Business Issuer in its charter)

              DELAWARE                                   7929                          98-0142664
   (State or other jurisdiction of           (Primary Standard Industrial    (I.R.S. employer identification
   incorporation or organization)            Classification Code Number)                 number)

                          6100 Center Drive, Suite 900
                              Los Angeles, CA 90045
                                 (310) 426-8000
          (Address of Principal Place of Business or Intended Principal
                               Place of Business)

Issuer's telephone number:  (310) 426-8000

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB/A. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

         The issuer's revenue, including interest income, for its most recent fiscal year was $12,376,190. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2005 was $7,374,512.

         As of September 30, 2005, the Registrant had approximately 100,023,393 shares of common stock outstanding.

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



                                Business Overview

AVP, Inc. owns and operates the sole nationally and internationally recognized U.S. professional beach volleyball tour. AVP has more than 125 of the top professional players under exclusive contracts, as well as a base of spectators and television viewers that we believe represents an attractive audience for national, regional, and local sponsors. AVP's business includes establishing and managing tournaments; sponsorship sales and sales of broadcast, licensing, and trademark rights; sales of food, beverage, and merchandise at tournaments; contracting with players on the tour; and associated activities. AVP produced 12 men's and 12 women's professional beach volleyball tournaments throughout the United States in 2004 and conducted 14 each in 2005.

ITEM 1.  Description of Business.

Business Development

We originally incorporated under the name Malone Road Investments, Ltd., on August 6, 1990, in the Isle of Man. We re-domesticated in the Turks and Caicos Islands in 1992, and subsequently domesticated as a Delaware corporation in 1994. Pursuant to Delaware law, we are deemed to have been incorporated in Delaware as of the date of our formation in the Isle of Man. We changed our name to PL Brands, Inc. in 1994; changed our name to Othnet, Inc. in March 2001; and changed our name to AVP, Inc. on March 9, 2005. Since December 2001 until we merged with AVP Pro Beach Volleyball Tour, Inc. F/K/A Association of Volleyball Professionals, Inc. (the "Association"), we had no business operations other than to attempt to locate and consummate a business combination with an operating company. Share amounts in this report give retroactive effect to the automatic conversion of AVP's Series A Convertible Preferred Stock into common stock effected on August 23, 2005. On August 23, 2005 AVP's stockholders approved a one-for-ten reverse stock split, which AVP expects to effectuate within 60 days from the date of effectiveness of its registration statement. Share numbers are reflected in this report on a pre-reverse split basis.

AVP Acquisition

On February 28, 2005, the Association and a wholly owned subsidiary of AVP merged pursuant to an agreement and plan of merger, as amended (the "Merger"). The name of the subsidiary before it merged with the Association was Othnet Merger Sub, Inc. As a result of the Merger, the Association became our wholly owned subsidiary, and AVP issued to the former Association stockholders AVP Series A Preferred Stock, which automatically converted into common stock on August 23, 2005.

In the second half of 2004, pursuant to the Bridge Financing, we issued $2.36 million principal amount of 10% convertible notes and loaned $2.0 million of the proceeds of the notes to the Association (the notes were issued in units that included common stock and common stock purchase warrants). It was a condition to the closing of the Merger, among other things, that at least $2.0 million principal amount of the notes (and accrued interest) were converted into our common stock. Another condition was the closing of the Units Offering of our Series B Preferred Stock and common stock purchase warrants, which occurred concurrently with the closing of the Merger. Each share of Series B Preferred Stock is convertible into 243 shares of common stock and carries the number of votes that equals the number of shares into which it is convertible.

Upon consummation of the Merger and the Units Offering, the Association's former stockholders (including holders of stock options and stock purchase warrants) beneficially owned 61.2% of all common stock beneficially owned by all beneficial owners of our capital stock.

Immediately after the Merger, our outstanding equity securities were as follows (reflects Series A Preferred Stock converted to common stock):

                                                                                   Amount of common stock
                                                                                 outstanding or issuable on
           Class or type of security                     Amount of security               exercise
           -------------------------                     ------------------      --------------------------
Common Stock                                                   92,502,057                  92,502,057

Series B Preferred Stock                                          147,364                  35,809,450
                                                                                          -----------
                                   Total voting
                                     securities
                                    outstanding                                           128,311,507

Stock options, warrants, and convertible note                                             166,017,347
                                                                                          -----------

                                          Total                                           294,328,854
                                                                                          ===========

Pursuant to the Merger Agreement, Jeffrey Wattenberg, who had been our sole officer and director, resigned his officer positions and elected the Association's designees as executive officers. He also elected as directors the Association's designees, effective March 25, 2005, following filing and distribution of a statement pursuant to Exchange Act Rule 14f-1. Mr. Wattenberg will continue to serve on the board for at least two years. Additional information regarding arrangements between AVP and its directors, executive officers, and principal stockholders is incorporated by reference.

In connection with the Units Offering, we agreed, at our expense, to file a registration statement with the SEC covering resale of the common stock underlying the shares of Series B Preferred Stock, the warrants, and a warrant issued to the placement agent, within 45 days following the closing of the offering and to cause the registration statement to become effective within 120 days from the closing date. Since the registration statement was not declared effective in the required time period, we must pay to the holders of the Series B Preferred Stock, monthly, cash equal to 1% of the issue price of the Series B Preferred Stock until the registration statement becomes effective. On August 28, 2005, the monthly payments increased to 2%.

In addition, for a period of 18 months from the date of the closing of the offering, subject to conditions, the placement agent has a right of first refusal to lead manage any private or public sale of our securities. We also agreed that, if we are a party to any merger, acquisition, or any other business combination within 18 months from the closing of the offering and decide to engage a financial advisor in connection with the transaction, the placement agent will have the exclusive right to act as our financial advisor and receive customary fees in that capacity.

Recent Developments

On August 23, 2005, AVP's stockholders approved a one-for-ten reverse stock split, which AVP expects to effect within 60 days after the date of its prospectus.

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

Our Business

We own and operate professional beach volleyball tournaments in the United States. The AVP Tour is the sole nationally recognized U.S. professional beach volleyball tour, as well as internationally under an agreement expiring at the end of 2005. Every top U.S. men's and women's beach volleyball professional, including the women's gold and bronze medalists in the 2004 Olympic Games, competes on the AVP Tour. Our business includes establishing and managing tournaments; sponsorship sales and sales of broadcast, licensing, and trademark rights; sales of food, beverage, and merchandise at the tournaments; contracting with players in the tour; and associated activities.

We produced 12 men's and 12 women's professional beach volleyball tournaments throughout the United States in 2004. We have more than 125 of the top professional players under exclusive contracts, as well as a growing base of spectators and television viewers that we believe represent an attractive audience for national, regional, and local sponsors. We conducted 14 events from April through October 2005, which were held in Fort Lauderdale, FL; Tempe, AZ; Austin, TX; Santa Barbara, CA; San Diego, CA; Belmar, NJ; Hermosa Beach, CA; Huntington Beach, CA; Manhattan Beach, CA; Chicago, IL; Las Vegas, NV; Oahu, HA; Cincinnati, OH; and Boulder, CO. The tournaments returned to each city in which events were held in 2004; the Cincinnati and Boulder events were new for 2005.

We believe that beach volleyball has potential for continuing commercial growth, because of its popularity with a demographic group we believe considered highly desirable by advertisers--educated, affluent, 18 to 34 year-old, consumers. Moreover, we believe that beach volleyball enjoys significant popularity in the United States and worldwide, as evidenced by NBC's strong television ratings and the attendance figures for beach volleyball at the 2004 Athens Summer Games.

      Sources of Revenue. We generate revenue principally as follows:

            o National Sponsorships: We currently generate by far the greatest amount of our revenue by selling to national sponsors fully integrated sponsorships, which include both advertising time during live or previously taped broadcasts of our tournaments and significant on-site exposure at the tournaments in the form of signage, interactive areas, and the like. In addition to paying for such advertising time and on-site exposure, sponsors also support the AVP Tour through retail activation (e.g., national in-store promotions featuring our brand), media buys that support our events, and television broadcasts and other promotional activities that support our brand (e.g., national commercials featuring
      AVP). National sponsors that have renewed their agreements with us for 2005 include Nissan, Anheuser-Busch, Pepsi, McDonald's, Microsoft (through
      2007), Gatorade, Sirius Radio, Halls, Nature Valley, Nautica, Paul Mitchell, and Wilson (through 2008).

                  The amount that we charge each national sponsor depends primarily on the number of network or cable advertising units that the national sponsor receives in our broadcasts, as well as the exposure that the national sponsor receives on-site at our tournaments. We hire independent marketing and promotional valuation companies each season, to measure the benefits that national sponsors receive, and provide the valuation results to the national sponsors, to justify the sponsorship revenues they pay. A large majority of our sponsors have been in place since 2003 or earlier. National sponsorship revenue accounted for 75% of revenue, with one national sponsor accounting for 18% of revenue, in 2004. We conduct national sponsorship sales primarily with our own sales staff.

            o Local Sponsorship Revenue: We also receive revenue from local and regional companies seeking to reach our fan base. We sell a variety of local packages at various financial levels intended to attract a wide range of businesses in each of the regions and cities where our tournaments take place. We rely on a combination of local event promoters, the sales forces of local market print, television (including the Fox regional sports network), and radio stations, and our in-house sales staff to make local and regional sales.

            o Corporate Hospitality: We sell corporate hospitality packages called "Beach Club Packages," which consist of reserved seating areas and table seating, food, and beverages.

            o Ticket Sales: Increasingly, we are charging admission for events that previously were free to the general public. In 2004, we charged for general admission at 6 of 12 men's and women's events and charged for reserved seating at all 12 men's and women's events. In 2005, we charged admission at 10 of our 14 men's and women's events.

            o Food and Beverage Sales: We generate revenue through food, beverage, and beer sales at events where such concession rights are available. Generally, we engage a third-party concession operator to conduct this activity.

            o International Television Licensing: We retain all international television rights to our network and cable broadcasts. In 2004, our events were broadcast in South Korea, Japan, Canada, France, and Latin America. For 2005, we have an agreement to broadcast over 60 hours of our programming in China.

            o Event Merchandising: We sell event merchandise on-site at our tournaments as well as through our website. Merchandise includes t-shirts, fitness wear, shorts, swimsuits, sweatshirts, hats, and other apparel. We have entered a two-year agreement ending in 2006 with Anschutz Entertainment Group (AEG) for AEG to provide all merchandising services on our behalf at our tournaments, as well as to host our online store and assume responsibility for fulfillment.

            o Trademark Licensing and Other Ancillary Revenue: In addition to merchandising, we license our trademarks and logos to Wilson Sporting Goods Co., for volleyballs, and Sport Fun, Inc., for volleyball sets.

      Distribution. We have distribution agreements with NBC, to broadcast certain events on network television, and with Fox to broadcast the remainder of our events on cable and satellite television. By separate agreement, we contract with NBC and Fox for production of the programming.

            o NBC: NBC broadcasted, live, 10 1/2 hours of five of our events in 2004. We paid NBC a per program fee for such broadcast time and retained all of the commercial units in the broadcasts. We agreed with NBC to increase the amount of broadcast time to 14 hours in 2005.

            o Fox: Fox distributes our programming over cable and satellite television. In 2004, Fox broadcast over 40 hours of live or taped programming. Under a new agreement for 2005 and 2006, Fox agreed to provide increased coverage and the related production services in both years, in return for the same number of commercial units in the broadcasts as Fox received under our previous agreement. Under the new agreement, AVP does not pay Fox any compensation for the broadcast time or television production services that Fox provides; Fox's only compensation is the commercial units that Fox retains in the broadcasts.

            o Outdoor Life Network: We recently entered an agreement with Outdoor Life Network, a cable network distributed in over 60 million households ("OLN"), for OLN to broadcast over 28 hours of coverage of the men's and women's semifinals of the 2005 AVP Tour -- the finals being telecast on NBC or Fox, as applicable -- and also to provide all production related services. We received several commercial units per hour in return for giving OLN these television rights.

      Marketing. We market and broadcast our tournaments nationally, regionally, and locally. NBC promotes the network tournaments nationally, while Fox promotes the cable tournaments through its regional network. We make promotional arrangements with newspapers and radio and television stations to advertise and promote our events locally. In addition, we engage public relations firms to generate interest and coverage of our events and broadcasts.

We maintain contact with volleyball enthusiasts and seek to increase our fan base through two grassroots programs, AVPNext Amateur and the AVPNext Semi-pro circuit.

AVPNext Amateur is an outreach program for volleyball players of all skill levels. AVPNext Amateur, through a national network of recreational tournament and league organizers, offers both children and adults of all skill levels opportunities to participate in the sport of volleyball through weekend tournaments, instructional camps and clinics, and recreational league play.

AVPNext Semi-pro circuit provides players aspiring to play professionally and high-level amateurs with opportunities to hone their skills against top-flight competition and potentially earn exemptions into our professional tournaments. The 2004 AVPNext Semi-pro circuit included 60 semi-professional tournaments across the nation, run by local promoters, that offered modest prize purses, a national ranking, and automatic entries into our pro events.

Earlier this year, we agreed to form a beach volleyball council with USA Volleyball (USAV), which is recognized by the Federation International de Volleyball (FIVB) and the United States Olympic Committee as the national governing body for volleyball in the United States, to oversee the growth and development of beach volleyball in the U.S. In addition to various growth and development initiatives, the council was to be responsible for developing and overseeing the Olympics' beach volleyball selection process, including the conduct and marketing of any Olympic trials, and selecting athletes to represent the United States in any other international beach volleyball competitions. Issues have arisen with respect to the decision-making authority of the beach council, and we expect to either resolve these issues or form an alternative organization to conduct such activities.

      Operations. We own and operate all of our events and conduct most AVP Tour operations and logistics in-house. These operations include:

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

            o Coordinating the professional players (including registration for the qualifying and main events);

            o Organizing officials for the event;

            o Managing the tournament and the spectator experience;

            o Providing entertainment (e.g., music) at the event;

            o Providing corporate hospitality; and

            o Providing media support, e.g., tournament statistics, press releases, etc.

To set up an event for a standard three-day tournament scheduled to begin on a Friday, we arrive on Tuesday and require two full days to complete construction. For tournaments that will be telecast live on NBC, we generally produce four-day events, and the preparations start one day earlier. We own four semi-trailers to transport all event equipment from a central warehouse located in Los Angeles to each site. To manage equipment hauling, we schedule AVP Tour events to occur close to one another or to allow sufficient transportation time.

Each host city requires us to obtain a different set of licenses to run an AVP Tour event, a majority of which the city provides without charge. Typical licenses include event; filming; bleacher; fire and police departments; and food and concessions. Our staff supervises compliance with local regulations and permits.

Our exclusive contracts with more than 125 of the top men and women professional beach volleyball players in the United States prohibit the athletes from competing in non-AVP professional beach volleyball tournaments anywhere in the world, unless specifically agreed by us. All players sign the same standard AVP player contract. The player contracts extend through December 31, 2008 and provide for:

            o a minimum amount of prize money during each year of the term ($3,000,000 in 2005, with $500,000 increases for each subsequent year);

            o     a minimum of ten men's and ten women's events per year;

            o medical benefits for the top 100 ranked men's and women's players; and

            o restrictions as to the logos or insignias athletes may wear at AVP events.

In 2004, AVP also reserved 6,524,941 shares for issuance upon exercise of stock options allocated to the players based upon their performance during the 2004 season. These four-year stock options will become exercisable (at a price of $.1578 per share) upon effectiveness of a registration statement under the Securities Act, except insofar as a rescission offer we will make is accepted.

Each player is responsible for his or her own housing and travel to and from events. We provide players with food during the tournament and make medical services available in case of injury.

Other personnel essential to operating a successful event include:

            o Officials and referees;

            o Local volunteers to act as scorekeepers and ball retrievers;

            o Local contract workers to sell tickets, operate concession areas, and, when necessary, parking; and

            o Outside contractors to provide security, waste clean-up, and other services required in connection with the event.

We recognize that local support for an AVP Tour event is critical to our success. We try to hold events in the same locations and at the same times every year, so that the volleyball tournaments become local civic events, enabling retailers and community leaders to anticipate and support the tournament annually. We work with city councils and local leaders and businesses to obtain financial, sales, logistic, marketing, and promotional support for our events. Communities often waive the cost of city services, recognizing the benefit of making our tournaments a regular event. Likewise, we coordinate youth or amateur tournaments and hold free volleyball clinics in connection with our events, to generate local goodwill and enthusiasm.

Employees

Currently, we have 21 full-time employees and retain 4 independent contractors.

Competition

While we believe we have a loyal fan base, the sports and entertainment industry is highly competitive and is also subject to fluctuations in popularity, which are not easy to predict. Fundamentally, we compete for sponsorship dollars, television ratings, and fan base with other sports leagues and tours, entertainment programming, and other forms of leisure activities. Our success in these areas depends heavily on continuing to grow the sport's popularity and audience draw.

Our programming is directed at a hard to reach demographic group--college-educated men and women aged 18 to 34, earning $50,000 or more per year--whom we believe are highly prized by advertisers: we compete for an audience that is fiercely contested.

We believe that our exclusive player contracts significantly reduce the likelihood that an attempt to establish a competing professional beach tour in the United States during the term of the contracts would be successful. FIVB sanctions a series of professional beach volleyball events in various countries throughout the world and sells sponsorships and television programming in connection with these events. Our international television licensing competes with such programming, and we will potentially face competition from such events, if we expand our events to non-United States locations. In addition, FIVB might claim the authority, but refuse, to sanction any AVP event in another country.

Reports to Security Holders

Annual reports. We intend to deliver annual reports containing audited financial statements to security holders.

Periodic reports and other information. We file annual and quarterly reports, current reports, proxy statements, and information statements with the SEC.

Availability of Filings. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports and proxy and information statements and other information regarding issuers that file electronically with the SEC. Our Internet site is http://www.avp.com.

                                  RISK FACTORS

An investment in AVP securities is highly speculative and extremely risky. You should carefully consider the following risks, in addition to the other information contained in this report, before deciding to buy AVP securities.

Risks Related to our Business

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES AND MAY NEVER BECOME PROFITABLE.

         AVP has operated at a loss since 2001, when current management was installed. Losses for 2004 and 2003 were $2,900,000 and $5,000,000, respectively. (Losses for the first six months of 2005 and 2004, were $6,900,000 and $560,000, respectively. The net loss of $6,900,000 includes a $5,211,988 charge to consulting expense as a result of non-employee warrants valuation.) We cannot predict whether our current or prospective business activities will ever generate enough revenue to be profitable. If we do not generate enough revenue to be profitable, our business might have to be discontinued, in which case, investors would lose all or most of their investment in AVP.

WE MAY REQUIRE ADDITIONAL FINANCING, AND ANY INABILITY TO OBTAIN ADDITIONAL FINANCING WHEN REQUIRED COULD CAUSE OUR BUSINESS TO FAIL.

         In 2004, our net use of cash from operations (cash receipts from revenue less operating disbursements, including overhead departments -- executive, administrative, marketing -- and event related disbursements) was approximately $93,000 per month. At this rate, we would use all of our cash on hand at September 30, 2005 by January 31, 2007 after settling registration rights penalties and estimated rescission expenses. However, lower revenue or increased expenses could reduce this period.

WE RELY ON SHORT-TERM SPONSORSHIP AGREEMENTS FOR MOST OF OUR REVENUE, SO WE CANNOT ASSURE, LONG TERM, THAT WE WILL RECEIVE SUFFICIENT CASH FLOW TO MAINTAIN THE VIABILITY OF OUR BUSINESS.

         In 2004, national sponsorship revenue accounted for 75% of revenue, and one national sponsor accounted for 18%. Of AVP's 15 current sponsors, only seven have agreements that extend to 2006; five that extend to 2007; and one through 2008. AVP does not have a contract beyond 2005 with the sponsor that contributed the greatest amount of revenue for 2004. Accordingly, AVP's continued operations will depend, among other things, on AVP's annual successful negotiation of sponsorships agreements.

AVP'S MANAGEMENT BEGAN OPERATING AVP ONLY RECENTLY, MAKING AN ASSESSMENT OF MANAGEMENT'S FUTURE PERFORMANCE RELATIVELY DIFFICULT TO ASSESS.

         Our management began operating AVP in 2001, so it has only a limited track record at AVP upon which investors can assess management's effectiveness. Consequently, investors are likely to have greater difficulty in accurately predicting whether an investment in AVP will be prosperous.

AVP'S LIMITED OPERATING HISTORY MAKES AVP HIGHLY RELIANT ON MANAGEMENT.

         We lack the goodwill of an established business and therefore rely on individual members of current management to create business strategies and relationships, attract sponsors, and develop tournament formats and operating procedures necessary for us to survive and prosper. The departure of one or more of our executives could impair our operations, and, in particular, the services of our Chief Executive Officer and Tour Commissioner, Leonard Armato, would be very difficult to replace. If we are unable to find suitable replacements for departed management, we might incur losses that impair investors' investments in AVP.

OUR SUCCESS DEPENDS ON FAN INTEREST, SO OUR BUSINESS COULD FAIL, IF WE ARE UNABLE TO MAINTAIN INTEREST IN OUR SPORT.

         Beach volleyball is a relatively new sport, so its long-term popularity cannot be assumed, as in the cases of major league baseball, basketball, football, and basketball, golf, or auto racing. Public tastes change frequently, so interest in beach volleyball may decline in the future. Our ability to generate revenue and earn profits would be threatened by a loss of popular interest in the sport. If we do not generate enough revenue to be profitable, our business might have to be discontinued, in which case, investors would lose all or most of their investment in AVP.

WE MAY BE UNABLE TO COMPETE WITH LARGER OR MORE ESTABLISHED SPORTS LEAGUES FOR CORPORATE ADVERTISING BUDGETS.

         We face a large and growing number of competitors in the sports entertainment industry. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than does AVP. As a result, certain of these competitors may be in better positions to obtain corporate advertising. AVP cannot be sure that it will be able to compete successfully with existing or new competitors.

THERE ARE ONLY A FEW MAJOR TELEVISION NETWORKS THAT CAN DISTRIBUTE OUR PROGRAMMING, SO WE HAVE ONLY VERY LIMITED ALTERNATIVES, IF ONE OF OUR NETWORK DISTRIBUTORS PERFORMS UNSATISFACTORILY, INSISTS ON UNFAVORABLE CONTRACT TERMS, OR ELECTS NOT TO CARRY OUR PROGRAMMING.

         We require widespread distribution of our programming, to interest sponsors and other advertisers. There are only four major networks that provide sufficient market reach, so our choices are limited, and our future ability to enter into distribution agreements with major networks cannot be assured. If we are unable to make suitable distribution arrangements, we likely would incur losses that impair investors' investments in AVP. If we are unable to secure distribution after the expiration of our Fox and NBC agreements, our business will be materially adversely affected.

FUTURE DIFFICULTY IN RECRUITING PLAYERS COULD IMPAIR OUR PROSPECTS.

         The number of professional beach volleyball players is small in relation to other professional sports, as is the number of first-rate, non-pro players who might play professionally in the future. The players' audience appeal is critical to maintaining popular interest in the sport. Our prospects could decline and investors' investments in AVP impaired, if players on the tour or other qualified players are recruited by competitors or other volleyball organizations or decide to pursue other occupations.

IF WE ARE UNABLE TO HIRE ADDITIONAL NEEDED PERSONNEL, OUR GROWTH PROSPECTS WILL BE LIMITED, OR OUR OPERATIONS MAY BE IMPAIRED.

         Our business requires uniquely trained and experienced professionals, and our success depends in large part upon our ability to attract, develop, motivate, and retain highly skilled personnel. Qualified employees will be a limited resource for the foreseeable future. Our chief financial officer lacks experience in public accounting or as a public company principal financial officer, as well. As a new company with little history, we may have particular difficulty hiring qualified personnel. If we are unable to retain necessary personnel, our business probably will suffer, and investors may incur losses on their investments in AVP.

Risks Relating to our Securities

WE ARE SUBJECT TO CASH PENALTIES UNDER A REGISTRATION RIGHTS AGREEMENT, WHICH COULD DEPRIVE US OF WORKING CAPITAL.

         We agreed to register for resale the shares of common stock underlying the Series B Preferred Stock we issued. The agreement provides that if the registration statement did not become effective by June 28, 2005, we must pay a penalty to the purchasers of the Series B Preferred Stock of approximately $50,000 for each month that the penalty condition is not satisfied, until August 28, 2005, when the monthly penalty increased to $100,000 for each month. As of October 20, 2005, AVP has incurred $274,839 in cash penalties. AVP's liquidity, and therefore, our chances of business success may be reduced by paying these penalties.

WE WILL MAKE A RESCISSION OFFER TO PLAYERS WHO WERE GRANTED STOCK OPTIONS IN 2004, WHICH, IF ACCEPTED IN ITS ENTIRETY, WOULD REQUIRE US TO PAY THE PLAYERS $240,000, INCLUDING INTEREST, FROM THE DATE OF THEIR 2004 EXCLUSIVITY AGREEMENTS.

      In our exclusivity agreements with our players, we agreed to grant stock options "to the eligible AVP Players, based upon their results" and to consult with the players "with respect to specific procedure and criteria to be used to determine the amount of options that shall be payable to each eligible AVP Player." The share amounts were allocated following the 2004 season.

      The aggregate exercise price of the options was intended to be $1,000,000, to qualify for a Rule 504 exemption from registration under the Securities Act, but a typographical error caused the aggregate exercise price to exceed the limit by $30,000. We intend therefore to offer to repurchase the options at a price of $0.0316 per share subject to the option, equal to 20% of the options' per share exercise price. If every player accepted the rescission offer, we would pay a total of $240,000, including interest, to them.

OUR STOCK PRICE MAY BE VOLATILE.

      There has only been a limited public market for our securities, and there can be no assurance that an active trading market will be maintained. The OTCBB is a relatively unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ and the national securities exchanges. The trading price of our common stock is expected to fluctuate significantly, and, as is the case for OTCBB securities generally, is not published in newspapers.

LIMITATIONS OF THE OTCBB CAN HINDER COMPLETION OF TRADES.

      Trades and quotations on the OTCBB involve a manual process that may delay order processing. Price fluctuations during a delay can result in the failure of a limit order to execute or cause execution of a market order at a price significantly different from the price prevailing when an order was entered. Consequently, one may be unable to trade in our common stock at optimum prices.

PENNY STOCK REGULATIONS MAY RESTRICT THE MARKET FOR OUR COMMON STOCK.

      The SEC has adopted regulations that generally define a "penny stock" to be any equity security having a market price (as defined) less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, broker-dealers selling our common stock are subject to additional sales practices when they sell such securities to persons other than established clients and "accredited investors." For transactions covered by these rules, before the transaction is executed, the broker-dealer must make a special customer suitability determination; receive the purchaser's written consent to the transaction; and deliver a risk disclosure document relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative taking the order; current quotations for the securities; and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict trading in our common stock.

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

      o excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

      o dumping of securities after prices have been manipulated to a high level, resulting in investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

THE OTCBB IS VULNERABLE TO MARKET FRAUD.

         OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

INCREASED DEALER COMPENSATION COULD ADVERSELY AFFECT STOCK PRICE.

         OTCBB dealers' spreads (the difference between the bid and ask prices) may be large, causing higher purchase prices and less sale proceeds for purchasers of sellers of our securities.

SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE, INCLUDING SHARES ISSUABLE UPON CONVERSION OR EXERCISE OF OUTSTANDING SECURITIES CONVERTIBLE INTO OR EXERCISABLE FOR AVP COMMON STOCK CAN DEPRESS MARKET PRICES.

         Legal restrictions on the sale by former Association stockholders of approximately 46,245,116 shares of common stock will lapse on February 28, 2006. Sales may then be made pursuant to Securities Act Rule 144, which permits a holder in each three-month period to sell shares in an amount up to the greater of the average weekly trading volume or 1% of the outstanding class, subject to procedural conditions. All restrictions will lapse respecting 28,288,000 shares on February 28, 2007. An additional 132,767,000 shares of common stock are reserved for issuance upon conversion or exercise of convertible preferred stock, stock options, and stock purchase warrants. The market's recognition that a large amount of stock might enter the market suddenly can depress market prices.

POTENTIAL CONTROL BY MANAGEMENT.

         Currently, all AVP directors and officers as a group hold AVP voting securities representing approximately 12.9% of the votes that can be cast by holders of all AVP voting securities. If AVP's management exercised all rights to acquire AVP voting stock held by them, and no other holder of securities exercisable for AVP voting securities did so, AVP's management would control approximately 51.4% of votes that could be cast. If, in addition, all other holders of AVP rights to acquire AVP voting stock exercised those rights, AVP's management would control approximately 43.6% of the outstanding votes. In the former case, AVP's management could elect all directors and take any other action authorized for stockholders to take (other than actions requiring the class vote of holders of Series B Preferred Stock). In the latter case, although management would not control a majority of the outstanding votes, its 43.6% ownership would give it a strong advantage in regard to election of directors or other action requiring stockholder approval, because management would need holders of more than 6.4% of the votes to vote for management's proposals. Defeat of a management proposal would require votes against by holders of more than 88.7% of all votes held my non-management stockholders, a very difficult amount to achieve.

LIABILITY OF DIRECTORS FOR BREACH OF DUTY OF CARE IS LIMITED.

         As permitted by Delaware law, our certificate of incorporation limits the liability of our directors for monetary damages for breach of a director's fiduciary duty, except in certain cases. Our stockholders' ability to recover damages for fiduciary breaches may be reduced by the provision. In addition, we are obligated to indemnify our directors and officers regarding stockholder suits, under some circumstances.

ITEM 2.  Description of Property.

We maintain the following properties:

We lease approximately 9,800 square feet of office space in Los Angeles, California, which houses our executive and administrative offices. The lease expires March 31, 2010, subject to a five-year renewal option.

We sublease approximately 4,500 square feet of warehouse space in Gardena, California pursuant to a sublease that expires on February 15, 2008. The space is used for storing tournament equipment, and our trucks are parked there.

We believe that our current facilities are sufficient for our needs.

ITEM 3.  Legal proceedings.

We are not a party to any legal or administrative proceedings.



ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.



ITEM 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

The price of our common stock is quoted on the OTCBB under the symbol "AVPN." Until March 21, 2005, our common stock traded on the OTCBB under the symbol "ONET."

As of October 20, 2005, we had 100,023,393 shares of common stock outstanding.

The following table sets forth certain information with respect to the high and low market prices of our common stock for each quarter of 2003 and 2004 and the first nine months of 2005:

Year           Period                        High                  Low
----           ------                        ----                  ---

2005           Third Quarter                $0.26                 $0.14
               Second Quarter                0.34                  0.14
               First Quarter                 0.44                  0.32

2004           Fourth Quarter                0.47                  0.26
               Third Quarter                 0.54                  0.21
               Second Quarter                0.38                  0.16
               First Quarter                 0.42                  0.17

2003           Fourth Quarter                0.22                  0.14
               Third Quarter                 0.29                  0.14
               Second Quarter                0.35                  0.04
               First Quarter                 *                     *

* For the first quarter 2003, our common stock traded on the pink sheets, and the price information is not available at a reasonable cost.

The closing price of our common stock on October 20, 2005 was $0.15.

The high and low prices are based on the average bid and ask prices for common stock, as reported by the OTCBB. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Stockholders

As of October 20, 2005, there were 332 holders of record of our common stock.

Transfer Agent

Our transfer agent is U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Suite 200, Glendale, CA 91204-2991. Our transfer agent's telephone number is
(818) 502-1404.

Dividends

We have never declared or paid any cash dividends, and we expect to not do so for the foreseeable future. We expect to retain earnings, if any, to fund our business.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding equity compensation plans, as of December 31, 2004, is set forth in the table below:

                                              Number of Securities to    Weighted average
                                              be issued upon exercise    exercise price of       Number of securities
                                              of outstanding options,    outstanding options,    remaining available
Plan Category                                 warrants and rights        warrants and rights     for future issuance
-------------                                 -----------------------    -------------------     -------------------
                                                         (a)                      (b)                      (c)
Equity compensation plans
   approved by security holders                                 --       $               --                       --

Equity compensation plans not approved
   by security holders                                   4,100,000                      0.25                      --
                                              --------------------       -------------------     -------------------

Total                                                    4,100,000       $              0.25                      --
                                              ====================       ===================     ===================

The information below sets forth information relating to the equity compensation plans of our wholly owned subsidiary, AVP Pro Beach Volleyball Tour, Inc., as of December 31, 2004, on a pro forma basis, as it would have been adjusted, if the Merger of the Association with Othnet Merger Sub, Inc. had been consummated as of December 31, 2004.

                                                                        Weighted average
                                            Number of Securities to     exercise price of
                                            be issued upon exercise     outstanding               Number of securities
                                            of outstanding options,     options,                  remaining available
Plan Category                               warrants and rights         warrants and rights       for future issuance
-------------                               -------------------         -------------------       -------------------
                                                       (a)                        (b)                      (c)
Equity compensation plans approved by
   security holders                                          --         $               --                        --

Equity compensation plans not
   approved by security holders                     122,432,661                       0.08                       --*
                                             ------------------         ------------------        ------------------

Total                                               122,432,661         $             0.08                        --
                                             ==================         ==================        ==================

*Upon effectiveness of the one-for-ten reverse stock split, 30,000,000 shares of Common Stock will be available for grants under the 2005 Stock Incentive Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Risk Factors -- Risks Related to our Business.

Overview

AVP owns and operates professional beach volleyball tournaments in the United States. AVP's revenue comes from national, regional, and local sponsorships; ticket sales (admissions), Beach Club (corporate hospitality) sales, food and beverage sales, and merchandise sales; trademark licensing; and other ancillary sources.

AVP operates its business through its wholly owned subsidiary, AVP Pro Beach Volleyball Tour, Inc., the predecessor of which was founded in 1983 by AVP's current CEO, Leonard Armato, and top players under the name Association of Volleyball Professionals. In 1990, to concentrate on other business, Mr. Armato left the company, which continued under management of the players, but declared bankruptcy in 1999. Mr. Armato bought control of the company in 2001 through the Association, signed more than 100 of beach volleyball's top players, and obtained FIVB recognition as the U.S. official national tour under an agreement expiring at the end of this year. Since then, the Association has steadily expanded its tour, sponsorships, and revenue.

On February 28, 2005, the Association consummated the Merger, with Othnet Merger Sub, Inc., a wholly owned subsidiary of AVP, as a result of which the Association became AVP's wholly owned subsidiary, and the Association's 2004 and 2003 financial statements included in the financial statements, to which this Management's Discussion and Analysis relates in part, became AVP's financial statements. Consummation of the Merger changed the Association's name to its current name, and AVP's name was changed to its current name on March 9, 2005.

Share amounts in this report give retroactive effect to the automatic conversion of AVP's Series A Convertible Preferred Stock into common stock effected on August 23, 2005.

On August 23, 2005 AVP's stockholders approved a one-for-ten reverse stock split, which AVP expects to effectuate within 60 days from the date of effectiveness of its registration statement filed with the SEC by AVP. Share numbers are reflected in this report on a pre-reverse split basis.

Restatement of Financial Statements

Subsequent to December 31, 2004, management determined that the method of recording and reporting the merger in 2003 with DMC should have been reported as a transfer between entities under common control as if the merger had occurred January 1, 2003. Accordingly, the operations of DMC for the period January 1, 2003 through December 31, 2003 have been combined with the operations of AVP in the accompanying financial statements.

As a result, AVP has restated its financial statements for the years ended December 31, 2004 and 2003. The net effect of the restatement had no aggregate effect on AVP's stockholders' deficiency as of December 31, 2003.

The following table identifies the adjustments made to the previously released financial statements:

                                                                                        2003
                                                                                  -----------------

Inclusion of the DMC loss for the period January 1, 2003 to July 27, 2003 (1)         $(1,277,088)
                                                                                  -----------------
Pre-tax affect                                                                         (1,277,088)
Income tax                                                                                       -
                                                                                  -----------------
Net income affect                                                                     $(1,277,088)
                                                                                  =================

                                                                      As of
                                                                 January 1, 2003
                                                                 ---------------

Increase in common stock (2)                                       $     17,483
Increase in additional paid-in capital (2)                           13,849,993
Increase in accumulated deficit (2)                                 (10,465,521)
                                                                   ------------
Net equity adjustment                                              $  3,401,955
                                                                   ============

(1) Amount represents the adjustment necessary to reflect the merger as if it occurred as of January 1, 2003 and included a loss on settlement of lease obligations aggregating $1,053,749.

(2) Amounts represent the adjustments made as of January 1, 2003 as if the merger occurred as of that date.

For all disclosures referencing shares issued, per share amounts, and other disclosures relating to equity, amounts have been retroactively restated to reflect share quantities as altered by the terms of the merger agreements and the increase in authorized shares.

Year Ended December 31, 2004 versus December 31, 2003
Operating Income (Loss) and Net Income (Loss)

Results of Operations
----------------------------------------------------------------------------    -------------------------------------
               Operating Income (Loss) and Net Income (Loss)                                % of Revenue
----------------------------------------------------------------------------    -------------------------------------
                                            2004                 2003                 2004                2003
                                      -----------------    -----------------    -----------------    ----------------
Operating Income (Loss)                   $(2,694,427)         $(3,725,178)                (22)%               (50)%
Net Income (Loss)                         $(2,873,112)         $(4,978,059)                (23)%               (67)%

The 22% decrease in annual operating loss in 2004 reflects that revenue increased at a rate exceeding the rate of event cost increases necessary to generate such revenue. Revenue increased 69% in 2004, producing a 26% gross profit margin, compared with a 12% gross profit margin in 2003.

We believe that any increased revenue will yield increased gross profit margins, without requiring material capital investment, for the next several years.

Revenue
---------------------------------------------------------------------
                          Summary Revenue                                Percentage
---------------------------------------------------------------------
                                    2004               2003               Increase
                                                                         (Decrease)
                               ---------------    ---------------       ------------
Sponsorship                    $    9,918,117     $    6,222,371                 59%
Activation Fees                       838,776                 --                 --
Local Revenue                         936,110            357,459                162%
Miscellaneous Revenue                 683,187          1,005,707                (32%)
                               ---------------    ---------------

Total Revenue                  $   12,376,190     $    7,585,537                 63%
                               ===============    ===============

Revenue per event averaged $1,031,000 in 2004 (based on 12 events) compared with $758,000 in 2003 (based on 10 events).

Sponsorship Revenue. The 59% increase in national, regional, and local sponsorship revenue reflects increases in the number of events, the amount of network and cable commercial units available for sale to sponsors, and the prices paid by national sponsors for commercial units and on-site exposure. In 2004, 18% of revenue came from one national sponsor, a decrease from 22% from that sponsor in 2003.

Activation Fees. In 2004, AVP substantially increased its activation services for sponsors, which AVP began providing in 2003. 2003 amounts were negligible. AVP operates information booths, distributes handouts, or employs live or interactive means of providing information about or generating interest in sponsors' products. Activation services also include arranging for local media buys or other promotional opportunities in event markets.

A detailed analysis of local and miscellaneous sources of revenue for 2004 and 2003 follows:

-----------------------------------------------------------------------------------------
                            Local and Miscellaneous Revenue
-----------------------------------------------------------------------------------------
                                                                                          Percentage
                                                     2004                2003              Increase
                                              ----------------    ----------------   -------------------
Local Revenue

Merchandising                                 $      327,182      $      164,826                  99%
Ticket Sales and Parking                             304,875              52,909                 476%
Registration Fees                                    126,506             114,798                  10%
Beach Club (Corporate Hospitality)                   123,688               9,780               1,165%
Food and Beverages                                    53,859              15,146                 256%
                                              --------------      --------------
                                              $      936,110      $      357,459                 162%
                                              ==============      ==============

                                                                                          Percentage
                                                                                           Increase
                                                     2004                2003             (Decrease)
                                              ----------------    ----------------   -------------------

Miscellaneous Revenue

Trademark Licensing                           $      339,740      $      228,494                  49%
Site Fees and State Grants                           116,935              70,000                  67%
Grass Roots Marketing                                 81,627              89,047                 (8)%
International Television Licensing                    75,000              22,000                 241%
Interest Income                                       67,185             187,696                (64)%
Other                                                  2,700             408,470                (99)%
                                              --------------      --------------
                                              $      683,187      $    1,005,707                (32)%
                                              ==============      ==============

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

Gross merchandising revenue increased, but profitability of sales decreased sharply, from 2004 to 2003. Merchandising revenue in 2003 consisted of advances under an agreement giving a third-party vendor exclusive merchandising rights, which agreement was not renewed for 2004. The third party vendor assumed all costs of merchandise sales under the agreement. Merchandising revenue in 2004 came from direct sales by AVP, with the cost of merchandise sales of $290,000 included in event costs. The net merchandising revenue after the deduction of cost of merchandise sales was $37,182.

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

AVP realized site fees and state or local government grants of $116,934 in 2004 (compared to $70,000 in 2003), primarily due to an increase in the site fees paid by the Hard Rock Hotel and Casino in Las Vegas, Nevada to hold an AVP event at the hotel.

Grassroots marketing revenue declined from $89,047 in 2003 to $81,627 in 2004. This 8% decline was primarily due to a decrease in the amount of membership fees collected by AVPNext, a division of AVP that organizes tournaments for aspiring professional and high-level amateur players.

AVP engaged a television licensing agent in 2004 to license AVP's television programming outside of the United States and realized approximately $59,000 in licensing fees for airing of AVP tournaments in foreign territories including South Korea, Japan, Latin America, and France. AVP engaged a different licensing agent for 2005, which has sold over 60 hours of programming to a major broadcaster in China.

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

Operating Expenses
---------------------------------------------------------------    --------------------------------
                        Summary Costs                                       % of Revenue
---------------------------------------------------------------    --------------------------------
                                                                                                          Increase in
                                                                                                         % of Revenue
                                 2004                2003              2004              2003            2004 vs. 2003
                            ---------------     ---------------    --------------    --------------     ----------------
Event Costs                    $ 9,125,829         $ 6,506,613               74%               88%                  14%
Administrative                   3,442,479           2,591,834               28%               35%                   7%
Marketing                        2,435,124           2,024,572               20%               27%                   7%
Interest Expense                   245,870             202,116                2%                3%                   1%
Loss on settlement of
  lease arrangement                     --           1,053,749                0%               14%                  14%
Joint Venture Loss                      --             184,712                0%                2%                   2%
                            ---------------     ---------------    --------------    --------------     ----------------
Total Costs                    $15,249,302         $12,563,596              124%              169%                  45%
                            ===============     ===============    ==============    ==============     ================

Event costs include the direct costs of producing an event and costs related to television airing of broadcasted events. Event costs in 2004 increased 40%, primarily as a result of the number of events and increases in the size and scope of events to accommodate and entertain a larger fan base. Event costs in 2004 also included costs of merchandise sales. Event costs as a percentage of revenue improved from 88% in 2003 to 74% in 2004.

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

Administrative costs rose 33% in 2004, due primarily to a $270,000 increase in executive compensation, reflecting full time employment of AVP's CEO; a $250,000 increase in accounting expenses required by AVP's business combination with Othnet; a $210,000 increase in legal and consulting fees associated with AVP's business combination with Othnet; a $190,000 increase in administrative salaries reflecting hiring two administrative support staff, and salary increases to administrative staff and management staff; a $117,000 increase in office rent; and a $260,000 increase in other assorted administrative expenses.

Interest expense in 2004, comprised of interest accrued on debt to Othnet, MPE, Major League Volleyball, Inc., and Anschutz Entertainment Group, Inc., increased from 2003 due to higher level of debt.

In May 2003, AVP settled long-term lease obligations and long-term sub-lease arrangements with respect to DMC's former facilities incurring a loss of $1,053,749 on the settlement. The loss consists of a charge of $105,487 representing net unamortized lease deferrals and the abandonment of leasehold improvements with a net book value of $948,262.

Joint venture loss of $184,712 in 2003 was AVP's portion of the loss from the discontinued international beach volleyball event that AVP co-promoted in 2003 with two other organizations.

-----------------------------------------------------------------------------------
Depreciation and Amortization Expense                                                     Percentage
-----------------------------------------------------------------------------------        Increase
                                                 2004                  2003               (Decrease)
                                           ------------------    ------------------    ------------------
Depreciation Expense                       $          57,561     $          56,881                    1%
Amortization Expense                                 688,437             1,004,799                 (31%)
                                           ------------------    ------------------    ------------------
                                           $         745,998     $       1,061,680                 (30%)
                                           ==================    ==================    ==================

The depreciation expense in 2004 included an increase in depreciable assets, including banners and flags and equipment; information technology equipment (e.g., servers); activation equipment (e.g., kiosks and digital information screens); and leasehold improvements (e.g., installation of an air conditioning unit in AVP's server room). Furniture and fixtures include office furniture, and vehicles include trailers used to transport event equipment.

Amortization expense decreased 31% from 2003, in part because MPE deferred contract costs were being amortized at a declining rate, reflecting that contract commission rates under the agreement decrease from year to year. Deferred commissions charged to operations were $294,904 in 2004, compared to $609,256 in 2003. In each of 2004 and 2003, amortization also included $387,500 of contract costs, which reflects charges in excess of Fox broadcast and production services for 2003 and 2004, which AVP prepaid in 2003 by issuing equity to Fox.

Liquidity and Capital Resources

Cash flows from operating activities for 2004 was $(1,118,589) and included a net loss of $2,873,112, a $1,721,000 increase as a result of non-cash transactions including amortization and depreciation, a $94,000 decrease in operating assets, and a $60,000 decrease in operating liabilities. Current liabilities at December 31, 2004 included $2,000,000 of notes to Othnet (described below).

Cash flows from operating activities for 2003 was $(3,166,170) and included a net loss of $4,978,059, a $2,119,000 increase as a result of non-cash transactions including amortization and depreciation and a loss on settlement of lease arrangements, a $684,000 increase in operating assets including accounts receivable and investment in and due from joint venture, and a $377,000 increase in operating liabilities including accrued expenses and accrued officer compensation.

In 2004, AVP incurred capital expenditures of approximately $228,000, consisting of banner and flags, activation equipment, air conditioning unit, furniture, information technology equipment, and trailers. Banner and flags expenditure was the result of replacement of older banners, as well as, new event locations. Activation equipment expenditure was the result of providing the necessary equipment to fulfill activation services, such as an electronic message board and DJ booth. Furniture expenditures resulted from AVP's lease of new offices. An air conditioning unit was required in the new office space, to maintain the temperature in the information technology server room. Information technology equipment expenditures included replacing a server, license agreements, and computer equipment that was obsolete or broken. Trailer expenditure was the result of replacing one of the older trailers with a newer trailer.

In June 2004, the Association borrowed $2,000,000, at an interest rate of 10% per annum, through a series of debentures payable to AVP. As part of the Merger of the Association with Othnet Merger Sub, Inc., this liability was converted to equity. In addition, NBC and Fox had the right to put their Series A preferred stock investment back to the Association at the end of the 2005 and 2006 seasons for the amount of their respective investments plus interest at prime plus 2%. Prior to the Merger, both NBC and Fox agreed to waive their put rights.

As a result of the consummation of the $5,000,061 Units Offering of Series B preferred stock, we realized net proceeds of $4,247,023 (net of offering costs of $753,038).

Critical Accounting Policies

Revenue and Expense Recognition

The majority of AVP's revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes sponsorship revenue pro rata over each event during the tour season as the events occur and collection is reasonably assured. Cash collected before the related events are recorded as deferred revenue. Event costs are recognized on an event-by-event basis. Event costs billed and/or paid before the related events are recorded as deferred costs and expensed at the time the event occurs.

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

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities which was subsequently amended in December 2003 and Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements was issued. In general a variable entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.

FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Special provisions apply to enterprises that have fully or partially applied Interpretation 46 (Interpretation) prior to issuance of this Interpretation. Otherwise, application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by small business issuers, to entities other than special-purpose entities and by nonpublic entities and all other types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying this Interpretation. The adoption of the Interpretation did not have any impact on AVP's financial statements.

In December 2003, the SEC released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance related to revenue recognition included in Topic 13 of the codification of the staff accounting bulletins. SAB No. 104 became effective when issued, and adoption by AVP did not have a material impact on its financial position or results of operations.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

ITEM 7.  Financial Statements.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE


Report of Independent Registered Public Accounting Firm ..................  F-1

Balance Sheet as of December 31, 2004 ....................................  F-2

Statements of Operations for the Years Ended December 31, 2004 and 2003...  F-3

Statements of Changes in Stockholders' Deficiency for the Years Ended
   December 31, 2004 and 2003.............................................  F-4

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003 ..  F-5

Notes to Financial Statements.............................................  F-7

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AVP Pro Beach Volleyball Tour, Inc.

We have audited the accompanying balance sheet of AVP Pro Beach Volleyball Tour, Inc. f/k/a Association of Volleyball Professionals, Inc. (AVP) as of December 31, 2004 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of AVP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the financial statements, AVP has restated its financial statements for 2004 and 2003.


Mayer Hoffman McCann P.C.
New York, New York
March 18, 2005, except for Note 2, paragraphs
6, 10, 12 and 13 of Note 3, Note 14, Note 15, and Note 16, as to which the date is October 10, 2005

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.
                                  Balance Sheet

                                                                              December 31,
                                                                                  2004
                                                                              ------------
                                                                              (As restated)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                 $    631,933
    Accounts receivable, net of
       allowance for doubtful accounts of $10,000                                  649,137
    Prepaid expenses                                                                26,606
    Deferred commission-related party                                              253,339
                                                                              ------------
    TOTAL CURRENT ASSETS                                                         1,561,015
                                                                              ------------

PROPERTY AND EQUIPMENT, net                                                        201,703
                                                                              ------------

OTHER ASSETS
    Investment in sales-type lease                                                 628,323
    Other assets                                                                    42,738
                                                                              ------------
    TOTAL OTHER ASSETS                                                             671,061
                                                                              ------------

    TOTAL ASSETS                                                              $  2,433,779
                                                                              ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Notes payable - related party                                             $  2,000,000
    Current portion of long-term debt                                            1,633,333
    Accounts payable                                                                57,157
    Accrued expenses                                                               790,368
    Accrued interest                                                               316,630
    Accrued officer compensation                                                    43,208
    Deferred revenue                                                               325,050
                                                                              ------------
    TOTAL CURRENT LIABILITIES                                                    5,165,746
                                                                              ------------

OTHER LIABILITIES
    Long-term deferred revenue                                                     225,000
    Long-term debt - less current portion                                        1,100,071
                                                                              ------------
    TOTAL OTHER LIABILITIES                                                      1,325,071
                                                                              ------------

    TOTAL LIABILITIES                                                            6,490,817
                                                                              ------------

REDEEMABLE SERIES A PREFERRED STOCK                                              3,657,600
                                                                              ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

    Preferred Stock, 2,000,000 shares authorized:

      Series A convertible preferred stock, $.001 par value, 1,000,000 shares
      authorized, - no shares issued and outstanding                                    --

      Series B convertible preferred stock, $.001 par value, 250,000 shares
      authorized, - no shares issued and outstanding                                    --

    Common stock, $.001 par value, 300,000,000 shares authorized,
    29,738,610 shares issued and outstanding                                        29,738

    Additional paid-in capital                                                  16,091,502

    Accumulated deficit                                                        (23,835,878)
                                                                              ------------

    TOTAL STOCKHOLDERS' DEFICIENCY                                              (7,714,638)
                                                                              ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $  2,433,779
                                                                              ============

                        See notes to financial statements

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                            STATEMENTS OF OPERATIONS

                                                     Year Ended December 31,
                                                  -----------------------------
                                                      2004             2003
                                                  ------------     ------------
                                                                  (As restated)
REVENUE
     Sponsorships                                 $  9,918,117     $  6,222,371
     Other                                           2,390,888        1,175,470
                                                  ------------     ------------
     TOTAL REVENUE                                  12,309,005        7,397,841

EVENT COSTS                                          9,125,829        6,506,613
                                                  ------------     ------------
     Gross Profit                                    3,183,176          891,228
                                                  ------------     ------------

OPERATING EXPENSES
     Marketing                                       2,435,124        2,024,572
     Administrative                                  3,442,479        2,591,834
                                                  ------------     ------------
     TOTAL OPERATING EXPENSES                        5,877,603        4,616,406
                                                  ------------     ------------

     OPERATING LOSS                                 (2,694,427)      (3,725,178)
                                                  ------------     ------------

OTHER INCOME (EXPENSE)
     Interest expense                                 (245,870)        (202,116)
     Interest income                                    67,185          187,696
     Loss on settlement of lease arrangements               --       (1,053,749)
     Joint venture loss                                     --         (184,712)
                                                  ------------     ------------
     TOTAL OTHER INCOME (EXPENSE)                     (178,685)      (1,252,881)
                                                  ------------     ------------

     LOSS BEFORE INCOME TAXES                       (2,873,112)      (4,978,059)

INCOME TAXES                                                --               --
                                                  ------------     ------------

     NET LOSS                                     $ (2,873,112)    $ (4,978,059)
                                                  ============     ============



Basic and diluted loss per share                  $      (0.10)    $      (0.22)
                                                  ============     ============

Weighted average common shares
     outstanding                                    29,738,610       23,075,318
                                                  ============     ============


                        See notes to financial statements

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                  Series A                     Series B
                                                               Preferred Stock              Preferred Stock
                                                        ---------------------------   ---------------------------

                                                           Shares         Amount         Shares         Amount
                                                        ------------   ------------   ------------   ------------
Balance, January 1, 2003 (As previously reported)                 --   $         --             --   $         --

Restatement adjustment (Net of tax)                               --             --             --             --
                                                        ------------   ------------   ------------   ------------

Balance, January 1, 2003 (As restated)                            --             --             --             --

Redemption of shares                                              --             --             --             --

Conversion of loan payable to officer and stockholder             --             --             --             --

Exercise of stock options                                         --             --             --             --

Compensation from issuance of stock options                       --             --             --             --

Net loss                                                          --             --             --             --
                                                        ------------   ------------   ------------   ------------

Balance, December 31, 2003 (As restated)                          --             --             --             --

Net loss                                                          --             --             --             --
                                                        ------------   ------------   ------------   ------------

Balance, December 31, 2004 (As restated)                          --   $         --             --   $         --
                                                        ============   ============   ============   ============


                                                             Common Stock
                                                       ---------------------------     Additional                         Total
                                                                                        Paid-in       Accumulated     Stockholders'
                                                         Shares          Amount          Capital        Deficit        Deficiency
                                                      ------------    ------------    ------------    ------------    ------------
Balance, January 1, 2003 (As previously reported)          674,080    $        674    $  1,936,826    $ (5,519,186)   $ (3,581,686)

Restatement adjustment (Net of tax)                     17,483,100          17,483      13,849,993     (10,465,521)      3,401,955
                                                      ------------    ------------    ------------    ------------    ------------

Balance, January 1, 2003 (As restated)                  18,157,180          18,157      15,786,819     (15,984,707)       (179,731)

Redemption of shares                                    (6,880,040)         (6,880)       (355,620)             --        (362,500)

Conversion of loan payable to officer and stockholder    2,476,470           2,476         267,479              --         269,955

Exercise of stock options                               15,985,000          15,985         389,015              --         405,000

Compensation from issuance of stock options                     --              --           3,809              --           3,809

Net loss                                                        --              --              --      (4,978,059)     (4,978,059)
                                                      ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2003 (As restated)                29,738,610          29,738      16,091,502     (20,962,766)     (4,841,526)

Net loss                                                        --              --              --      (2,873,112)     (2,873,112)
                                                      ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2004 (As restated)                29,738,610    $     29,738    $ 16,091,502    $(23,835,878)   $ (7,714,638)
                                                      ============    ============    ============    ============    ============


                        See notes to financial statements

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.


                            STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31,
                                                                   ----------------------------
                                                                        2004            2003
                                                                   ------------    ------------
                                                                                   (As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $ (2,873,112)   $ (4,978,059)
     Adjustments to reconcile net loss to net cash
        flows from operating activities:
        Depreciation and amortization of property and equipment          57,561          56,881
        Other amortization                                                6,033           8,043
        Amortization of deferred commissions                            294,904         609,256
        Allowance for doubtful accounts                                  10,000              --
        Loss on settlement of lease arrangements                             --       1,053,749
        Amortization of deferred costs                                1,352,100         387,500
        Compensation from issuance of stock options and warrants             --           3,809
     Decrease (increase) in operating assets:
        Accounts receivable                                            (169,442)       (436,770)
        Investment in and due from joint venture                        291,084        (291,084)
        Prepaid expenses                                                (26,606)         58,994
        Other assets                                                     (1,305)        (15,466)
     Increase (decrease) in operating liabilities:
        Accounts payable                                               (625,052)        322,554
        Accrued expenses                                                211,950         (43,910)
        Accrued officer compensation                                   (167,625)        210,833
        Accrued interest                                                245,871              --
        Deferred revenue                                                275,050        (112,500)
                                                                   ------------    ------------

        NET CASH FLOWS FROM
           OPERATING ACTIVITIES                                      (1,118,589)     (3,166,170)
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in property and equipment                              (228,416)        (25,722)
     Investment in sales-type lease                                      91,215          82,650
                                                                   ------------    ------------

        NET CASH FLOWS FROM
           INVESTING ACTIVITIES                                        (137,201)         56,928
                                                                   ------------    ------------

                        See notes to financial statements

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                            STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                                                                  Year Ended December 31,
                                                                 --------------------------
                                                                    2004           2003
                                                                 -----------    -----------
                                                                               (As restated)
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                $ 2,000,000    $ 1,217,238
     Debt repayments                                                (183,333)       (80,000)
     Increase in other related party debt                                 --          7,728
     Exercise of stock options                                            --        405,000
     Issuance of preferred stock                                          --        910,000
     Stock redemption                                                     --       (200,000)
                                                                 -----------    -----------

        NET CASH FLOWS FROM
           FINANCING ACTIVITIES                                    1,816,667      2,259,966
                                                                 -----------    -----------


        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         560,877       (849,276)

        CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                71,056        920,332
                                                                 -----------    -----------

        CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   631,933    $    71,056
                                                                 ===========    ===========


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                                    $    48,939    $        --
                                                                 -----------    -----------
     Income taxes                                                         --             --
                                                                 -----------    -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING INFORMATION

     Lease deposit applied to lease settlement                   $        --    $   300,000
                                                                 -----------    -----------

     Note payable incurred in connection with stock redemption            --        550,000
                                                                 -----------    -----------

     Acquisition of minority interest                                     --        387,500
                                                                 -----------    -----------

     Note payable incurred in connection with the acquisition
        of commission rights                                              --      1,157,499
                                                                 -----------    -----------

     Conversion of loan payable to officer and stockholder
        into common stock                                                 --        269,955
                                                                 -----------    -----------

     Issuance of preferred stock for deferred costs                       --      1,739,600
                                                                 -----------    -----------

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

On July 28, 2003, AVP merged with Digital Media Campus, Inc. (DMC), its then sole stockholder, in a transaction accounted for as a transfer between entities under common control with AVP as the surviving entity (Note 14). The accompanying financial statements have been prepared including the net assets and results of operations of DMC as if the merger occurred January 1, 2003.

2. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to December 31, 2004, management determined that the method of recording and reporting the merger in 2003 with DMC should have been reported as a transfer between entities under common control as if the merger had occurred January 1, 2003. Accordingly, the operations of DMC for the period January 1, 2003 through December 31, 2003 have been combined with the operations of AVP in the accompanying financial statements.

As a result, AVP has restated its financial statements for the years ended December 31, 2004 and 2003.

The following table identifies the adjustments made to the previously released financial statements:

Description of Adjustment

                                                                                    2003
                                                                                ------------
Inclusion of the DMC loss for the period January 1, 2003 to July 27, 2003 (1)   $ (1,277,088)
                                                                                ------------
Pre-tax affect                                                                    (1,277,088)
Income tax                                                                                --
                                                                                ------------
Net income affect                                                               $ (1,277,088)
                                                                                ============

Increase in common stock (2)                                                    $     17,483
Increase in additional paid-in capital (2)                                        13,849,993
Increase in accumulated deficit (2)                                              (10,465,521)
                                                                                ------------
Net equity adjustment                                                           $  3,401,955
                                                                                ============

(1) Amount represents the adjustment necessary to reflect the merger as if it occurred as of January 1, 2003 and included a loss on settlement of lease obligations aggregating $1,053,749.

(2) Amounts represent the adjustments made as of January 1, 2003 as if the merger occurred as of that date.

The following provides comparative financial statement information as restated compared to that previously reported. For all disclosures referencing shares issued, per share amounts, and other disclosures relating to equity, amounts have been retroactively restated to reflect share quantities as altered by the terms of the merger agreements and the increase in authorized shares.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

2. RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

                             STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 2003

                                                      Year Ended December 31,
                                                  ----------------------------
                                                      2003            2003
                                                  ------------    ------------
                                                 (As previously   (As restated)
                                                   reported)
REVENUE
       Sponsorships                               $  6,222,371    $  6,222,371
       Other                                         1,071,757       1,175,470
                                                  ------------    ------------
       TOTAL REVENUE                                 7,294,128       7,397,841

EVENT COSTS                                          6,506,613       6,506,613
                                                  ------------    ------------
       Gross Profit                                    787,515         891,228
                                                  ------------    ------------

OPERATING EXPENSES
       Marketing                                     2,024,572       2,024,572
       Administrative                                2,184,557       2,591,834
                                                  ------------    ------------
       TOTAL OPERATING EXPENSES                      4,209,129       4,616,406
                                                  ------------    ------------

       OPERATING LOSS                               (3,421,614)     (3,725,178)
                                                  ------------    ------------

OTHER INCOME (EXPENSE)
       Interest expense                               (182,396)       (202,116)
       Interest income                                  87,751         187,696
       Loss on settlement of lease arrangements             --      (1,053,749)
       Joint venture loss                             (184,712)       (184,712)
                                                  ------------    ------------
       TOTAL OTHER INCOME (EXPENSE)                   (279,357)     (1,252,881)
                                                  ------------    ------------

       LOSS BEFORE INCOME TAXES                     (3,700,971)     (4,978,059)

INCOME TAXES                                                --              --
                                                  ------------    ------------

       NET LOSS                                   $ (3,700,971)   $ (4,978,059)
                                                  ============    ============



Basic and diluted loss per share                  $      (0.12)   $      (0.22)
                                                  ============    ============

Weighted average common shares
       outstanding                                  29,738,610      23,075,318
                                                  ============    ============

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

2. RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

                       BALANCE SHEET AT DECEMBER 31, 2004

                                                                                           December 31,    December 31,
                                                                                               2004            2004
                                                                                           ------------    ------------
                                                                                          (As previously   (As restated)
                                                                                            reported)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                             $    631,933    $    631,933
     Accounts receivable, net of
        allowance for doubtful accounts of $10,000                                              649,137         649,137
     Prepaid expenses                                                                            26,606          26,606
     Deferred commission-related party                                                          253,339         253,339
                                                                                           ------------    ------------
     TOTAL CURRENT ASSETS                                                                     1,561,015       1,561,015
                                                                                           ------------    ------------

PROPERTY AND EQUIPMENT, net                                                                     201,703         201,703
                                                                                           ------------    ------------

OTHER ASSETS
     Investment in sales-type lease                                                             628,323         628,323
     Other assets                                                                                42,738          42,738
                                                                                           ------------    ------------
     TOTAL OTHER ASSETS                                                                         671,061         671,061
                                                                                           ------------    ------------

     TOTAL ASSETS                                                                          $  2,433,779    $  2,433,779
                                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Notes payable - related party                                                         $  2,000,000    $  2,000,000
     Current portion of long-term debt                                                        1,633,333       1,633,333
     Accounts payable                                                                            57,157          57,157
     Accrued expenses                                                                           790,368         790,368
     Accrued interest                                                                           316,630         316,630
     Accrued officer compensation                                                                43,208          43,208
     Deferred revenue                                                                           325,050         325,050
                                                                                           ------------    ------------
     TOTAL CURRENT LIABILITIES                                                                5,165,746       5,165,746
                                                                                           ------------    ------------

OTHER LIABILITIES
     Long-term deferred revenue                                                                 225,000         225,000
     Long-term debt - less current portion                                                    1,100,071       1,100,071
                                                                                           ------------    ------------
     TOTAL OTHER LIABILITIES                                                                  1,325,071       1,325,071
                                                                                           ------------    ------------

     TOTAL LIABILITIES                                                                        6,490,817       6,490,817
                                                                                           ------------    ------------

REDEEMABLE SERIES A PREFERRED STOCK                                                           3,657,600       3,657,600
                                                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

     Preferred Stock, 2,000,000 shares authorized:

       Series A convertible preferred stock, $.001 par value, 1,000,000 shares authorized,           --              --
       no shares issued and outstanding

       Series B convertible preferred stock, $.001 par value, 250,000 shares authorized,             --              --
       no shares issued and outstanding

     Common stock, $.001 par value, 300,000,000 shares authorized,
     29,738,610 shares issued and outstanding                                                    29,738          29,738

     Additional paid-in capital                                                                 969,574      16,091,502

     Accumulated deficit                                                                     (8,713,950)    (23,835,878)
                                                                                           ------------    ------------

     TOTAL STOCKHOLDERS' DEFICIENCY                                                          (7,714,638)     (7,714,638)
                                                                                           ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                        $  2,433,779    $  2,433,779
                                                                                           ============    ============

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

2. RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

                             STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 2003

                                                                    Year Ended December 31,
                                                                   --------------------------
                                                                       2003            2003
                                                                   -----------    -----------
                                                                 (As previously    (As restated)
                                                                    reported)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $(3,700,971)   $(4,978,059)
     Adjustments to reconcile net loss to net cash
        flows from operating activities:
        Depreciation and amortization of property and equipment         14,529         56,881
        Other amortization                                               8,043          8,043
        Amortization of deferred commissions                           609,256        609,256
        Loss on settlement of lease arrangements                            --      1,053,749
        Amortization of deferred costs                                 387,500        387,500
        Compensation from issuance of stock options and warrants         3,809          3,809
     Decrease (increase) in operating assets:
        Accounts receivable                                           (451,483)      (436,770)
        Investment in and due from joint venture                      (291,084)      (291,084)
        Prepaid expenses                                                58,994         58,994
        Other assets                                                   (15,466)       (15,466)
     Increase (decrease) in operating liabilities:
        Accounts payable                                                35,046        322,554
        Accrued expenses                                               305,932        (43,910)
        Accrued officer compensation                                   210,833        210,833
        Deferred revenue                                              (112,500)      (112,500)
                                                                   -----------    -----------

        NET CASH FLOWS FROM
           OPERATING ACTIVITIES                                     (2,937,562)    (3,166,170)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in property and equipment                              (25,722)       (25,722)
     Investment in sales-type lease                                     42,344         82,650
     Cash received in acquisition                                      769,450             --
                                                                   -----------    -----------

        NET CASH FLOWS FROM
           INVESTING ACTIVITIES                                        786,072         56,928
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                    1,217,238      1,217,238
     Debt repayments                                                   (80,000)       (80,000)
     Increase (decrease) in payable to DMC
        and other related party debt                                   (65,995)         7,728
     Exercise of stock options                                              --        405,000
     Issuance of preferred stock                                       910,000        910,000
     Stock redemption                                                       --       (200,000)
                                                                   -----------    -----------

        NET CASH FLOWS FROM
           FINANCING ACTIVITIES                                      1,981,243      2,259,966
                                                                   -----------    -----------

        NET DECREASE IN CASH AND CASH EQUIVALENTS                     (170,247)      (849,276)

        CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 241,303        920,332
                                                                   -----------    -----------

        CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    71,056    $    71,056
                                                                   ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING INFORMATION

     Lease deposit applied to lease settlement                     $        --    $   300,000
                                                                   -----------    -----------

     Note payable incurred in connection with stock redemption         550,000        550,000
                                                                   -----------    -----------

     Acquisition of minority interest                                       --        387,500
                                                                   -----------    -----------

     Note payable incurred in connection with the acquisition
        of commission rights                                         1,157,499      1,157,499
                                                                   -----------    -----------

     Conversion of loan payable to officer and stockholder
        into common stock                                            1,991,819        269,955
                                                                   -----------    -----------

     Issuance of preferred stock for deferred costs                  1,739,600      1,739,600
                                                                   -----------    -----------

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

3. SUBSEQUENT EVENTS

On June 29, 2004, Othnet, Inc. (Othnet), a publicly traded company, and AVP signed a merger agreement pursuant to which AVP agreed to merge with a wholly-owned subsidiary of Othnet, Othnet Merger Sub. Inc. Among other conditions, closing of the merger was contingent upon Othnet's lending to AVP $2,000,000 of proceeds from issuing units consisting of 10% convertible notes due June 2005 and 2 shares of Othnet common stock and a two-year common stock purchase warrant to purchase 2 shares of common stock at $.21 per share for each dollar of principal amount of notes, and Othnet's completing a minimum $4,300,000 net proceeds equity financing including the required conversion of $2,000,000 principal amount of notes. In a November 10, 2004 amendment to the agreement, the parties agreed to engage an exclusive placement agent to privately offer a minimum of $3,000,000 of Othnet Series B preferred stock and conditioned closing the merger upon consummation of the private placement, which, in turn, was conditioned, among other things, upon conversion of the convertible notes.

On February 28, 2005, the merger was consummated, as a result of which AVP became Othnet's wholly owned subsidiary, and AVP's former stockholders were issued Othnet common stock. As a result of the merger, AVP's name was changed to its current name, AVP Pro Beach Volleyball Tour, Inc.

Since the stockholders of AVP received the majority of the voting shares of Othnet, AVP officers and directors become the officers and directors at Othnet, and Othnet adopted the business plan of AVP. AVP is the accounting acquirer (legal acquiree) and Othnet the accounting acquiree (legal aquirer). Since Othnet was a shell corporation at the time of the merger, the transaction is being accounted for as a capital transaction. This transaction is equivalent to AVP issuing stock for the net assets of Othnet, accompanied by a recapitalization of AVP. The accounting is identical to that resulting from a reverse acquisition, except that there are no adjustments to the historical carrying values of the assets and liabilities of Othnet.

Concurrently with the merger, pursuant to the private placement, Othnet sold $5,000,061 of units consisting of four shares of Othnet Series B preferred stock and a five-year warrant to purchase 243 shares of common stock at $.20 per share, and approximately $2,160,000 of the Othnet notes, including accrued interest, were converted into common stock.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

3. SUBSEQUENT EVENTS (CONTINUED)

Each share of Series B preferred stock is convertible into 243 shares of common stock and carries the number of votes that equals the number of shares into which it is convertible.

AVP agreed to register for resale the shares of common stock underlying the Series B preferred stock. The agreement provides that if a registration statement is not filed by April 15, 2005 or does not become effective by June 28, 2005, AVP must pay a penalty to the Series B preferred stock stockholder of approximately $50,000 for each month that the penalty condition is not satisfied, until August 28, 2005, when the monthly penalty increased to $100,000 for each month. As of September 30, 2005, AVP has incurred $208,172 in penalties.

Upon consummation of the merger and the private offering, AVP's former stockholders including holders of stock options and stock purchase warrants beneficially owned approximately 61.2% of all common stock beneficially owned by all beneficial owners of Othnet common stock.

On March 9, 2005, Othnet changed its name to its current name, AVP, Inc.

In February 2005, the two television networks waived their put rights on their redeemable Series A preferred stock that AVP previously issued to them, and subsequently converted the preferred stock into common stock pursuant to the merger.

On August 23, 2005 the stockholders gave approval to amend the Articles of Incorporation increasing the number of authorized shares of common stock to 300,000,000 shares.

As such, for all disclosures referencing shares authorized and issued, shares reserved for issuance, per share amounts and other disclosures relating to equity, amounts have been retroactively restated to reflect share quantities as altered by the terms of the merger agreements and the authorization of additional shares.

In addition, on August 23, 2005 the stockholders gave approval to amend the Articles of Incorporation to effect a 1 for 10 stock split. AVP intends to effect the 1 for 10 stock split within 60 days of the effective date of the registration statement.

Options granted in 2004 to AVP players under AVP's 2002 Stock Option Plan were not exempt from registration or qualification under federal and state securities laws and AVP did not obtain the required registrations or qualifications. As a result, AVP intends to make a rescission offer to the holders of these options beginning approximately 30 days after the effective date of the registration statement. If this rescission is accepted, AVP could be required to make aggregate payments to the holders of options of up to $240,000, which includes statutory interest, based on options outstanding as of June 30, 2005. If any, or all, of the offerees reject the rescission offer, AVP may continue to be liable for this amount under federal and state securities laws. As management believes there is only a remote likelihood the rescission offer will be accepted by any of the option holders in an amount that would result in a material expenditure by AVP, no liability has been recorded. Management does not believe that this rescission offer will have a material effect on AVP's financial position, results of operations, or cash flows.

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

                         Revenue and Expense Recognition

The majority of AVP's revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes sponsorship revenue pro rata over each event during the tour season as the events occur and collection is reasonably assured. Cash collected before the related events are recorded as deferred revenue. Event costs are recognized on an event-by-event basis. Event costs billed and/or paid before the related events are recorded as deferred costs and expensed at the time the event occurs.

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

During 2004 and 2003, the same sponsor accounted for 18% and 22% of revenue, respectively.

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

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                          Depreciation and Amortization

Depreciation and amortization of property and equipment are provided for using the straight-line method over the estimated useful lives of the assets as follows:

                Assets                              Useful Lives
------------------------------------        ----------------------------
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

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                      Stock Based Compensation (Continued)

                                           Year Ended December 31,
                                         --------------------------
                                            2004            2003
                                         -----------    -----------
                                                       (As restated)
Net loss applicable to common
stockholders, as reported                $(2,873,112)   $(4,978,059)

Less stock based employee compensation
expense determined under
fair-value-based methods for all
awards, net of related tax effects          (133,288)       (53,721)
                                         -----------    -----------

Pro forma net loss                       $(3,006,400)   $(5,031,780)
                                         ===========    ===========

Net loss per share of common stock:
     As reported                         $     (0.10)   $     (0.22)
                                         ===========    ===========
     Pro forma                           $     (0.10)   $     (0.22)
                                         ===========    ===========

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2004 and 2003:


                                           Year Ended December 31,
                                   ----------------------------------------
                                          2004                  2003
                                   -------------------    -----------------

Risk-free interest rate               3.86 - 4.19%          4.0 - 4.5 %
Expected life                        4 to 10 years            10 years
Expected volatility                        0%                    0%
Expected dividend yield                    0%                    0%

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

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Recently Issued Accounting Standards (Continued)

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

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Net Loss per Basic and Diluted Share of Common Stock

Basic earnings (loss) per share is calculated using the average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method.

The following options, warrants and other incremental shares to purchase shares of common stock were excluded from the computation of diluted earnings (loss) per share for the periods presented as their effect would be antidilutive.

                                            Year Ended December 31,
                                       ---------------------------------
                                           2004                  2003
                                       -----------           -----------

Options and Warrants                    88,428,387            80,773,538
Convertible Debt                        11,292,614            11,292,614
Redeemable Series A Preferred
Stock                                   23,171,880            23,171,880
                                       -----------           -----------
Total                                  122,892,881           115,238,032
                                       ===========           ===========

5. JOINT VENTURE

During 2003, AVP and two unrelated organizations jointly sponsored an event in which AVP retained a 1/3 interest. The joint venture was accounted for using the equity method of accounting.

The joint venture's 2003 operations are summarized as follows:

Revenues                    $      643,547
Expenses                         1,197,683
                            --------------
Loss                        $     (554,136)
                            ==============
AVP's share of loss         $     (184,712)
                            ==============

Under the terms of the continuing joint venture agreement, additional events were to be sponsored, one each in 2004 and 2005. No such event was held in 2004 or will be held in 2005 as one of the joint venture partners declined to participate, and AVP and the other partner agreed not to hold events in 2004 or 2005.

6. DEFERRED COSTS

In 2003, AVP entered into a production and distribution agreement for the 2003 and 2004 tour events with a major television network valued at $2,649,600. AVP issued redeemable preferred stock in payment under the agreement and capitalized the costs, which were amortized as the events specified in the agreement occurred. Deferred costs under this agreement at December 31, 2003 aggregated $1,352,100, consisting of $964,600 of deferred event costs and $387,500 of unamortized contract costs which were amortized to expense in 2004.

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

Deferred commissions charged to operations aggregated $294,904 in 2004 and $609,256 in 2003.

8. PROPERTY AND EQUIPMENT

Property and equipment consist of:

Cost                                2004
                                ------------
Furniture and equipment         $    228,489
Transportation equipment              29,244
Leasehold improvements                23,704
                                ------------
Total Cost                           281,437

Less accumulated depreciation
and amortization                     (79,734)
                                ------------
Net property and equipment      $    201,703
                                ============


Depreciation and amortization expense was $57,561 in 2004 and $56,881 in 2003.

9. INVESTMENT IN SALES-TYPE LEASE

In 2001, AVP leased furniture and equipment associated with a former office facility to a third party in a lease classified as a sales-type lease. The unearned lease income is being amortized to income over the lease term, using the effective interest method. The lease expires in October 2008. AVP's investment in the sales-type lease at December 31, 2004 is as follows:

Minimum lease payments                     $   607,200
Estimated unguaranteed                         183,600
   residual value
Less unearned lease income                    (162,477)
                                           -----------
Investment in sales-type lease, net        $   628,323
                                           ===========

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

9. INVESTMENT IN SALES-TYPE LEASE (CONTINUED)

The following is a schedule of future minimum lease payments to be received:

Years Ending December 31,


         2005                    $ 158,400
         2006                      158,400
         2007                      158,400
         2008                      132,000
                                 ---------
         Total                   $ 607,200
                                 =========



The lease obligation is collateralized by the underlying assets.

10. ACCRUED OFFICER COMPENSATION

At December 31, 2004, one officer has elected to defer the payment of salaries owed to him.

11. NOTES PAYABLE - RELATED PARTY

During 2004, in connection with Othnet's issuing 10% Convertible Debentures due June 3, 2005 in an aggregate principal amount up to $2,360,000, AVP issued debentures aggregating $2,000,000 to Othnet, with whom AVP had entered into a merger agreement. The debenture and accrued interest may be converted by the holder at any time, based on a conversion price of the lower of $.56 per share of common stock or 85% of the offering price in the next round of financing of Othnet common stock, as defined in the debenture agreement, or any other equity financing consummated by AVP prior to the maturity of this debenture. As part of the consummated merger on February 28, 2005, the debentures and accrued interest were converted into common stock.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

12. LONG-TERM DEBT


Long-term debt consists of the following:

Note dated August 2002 to an entity who is a partner with AVP in a joint venture payable, including interest at 5% per annum, $500,000 in September 2003 and $500,000 in September 2006.

In April 2003, AVP entered into an option agreement with the note holder whereby the note holder has the option to acquire up to $1,000,000 of AVP common stock.
The option price per share of common stock is based upon an aggregate valuation of AVP equal to the lesser of $10,000,000 or the aggregate post-money valuation implied by the terms of any sale or issuance of equity in AVP subsequent to April 21, 2003. Based on the $10,000,000 valuation, the option price at December
31, 2003 was $.11 per share of common stock. The note holder may exercise its option at any time prior to the repayment of the note.

The holder agreed to defer the September 2003 payment aggregating $556,081,
including interest, in anticipation of converting the note into equity             $1,000,000

Related party note dated April 2003, payable in installments through January
2006 plus interest at 3.75% per annum. The related party had agreed to defer the payments due August 2003, January 2004 and August 2004 aggregating $700,000, until February 2005. $950,000 was paid (the $700,000 deferred until February
2005 and $250,000 due on January 31, 2005) through March 18, 2005.                  1,366,737

Convertible note dated July 2003 payable to a former stockholder in annual installments of $183,333, plus interest at 5% per annum, through November 2006
The unpaid principal and any unpaid interest may be exchanged on or after
November 2004 by the note holder for shares of common stock of AVP at a per share common stock price equal to the per share common stock price paid to AVP under AVP's most recent round of equity financing. The borrowings are
collateralized by AVP's accounts receivable and property and equipment                366,667
                                                                                   ----------

Total Long-Term Debt                                                                2,733,404

Less current portion                                                                1,633,333
                                                                                   ----------

Noncurrent portion                                                                 $1,100,071
                                                                                   ==========

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

12. LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows:

Years Ending December 31,
                  2005                $       1,633,333
                  2006                        1,100,071
                                      -----------------
Total Long-Term Debt                  $       2,733,404
                                      =================


13. REDEEMABLE PREFERRED STOCK

In July 2003, as payment under a production contract with a major television network whose services were valued at $1,008,000, AVP issued 950,943 shares of
Series A preferred stock valued at $1,008,000. AVP gave the network the right to put, at the network's option, any or all of its equity interest to AVP in 2005 and 2006. The Series A preferred stock was valued at $1,008,000 plus interest at the prime rate (5.15% at December 31, 2004) plus 2%. On February 22, 2005, in
conjunction with the merger, the network waived its put option.                    $1,008,000

In July 2003, as payment under a production contract with a major television network whose services were valued at $2,649,600, AVP issued 2,498,183 shares of
Series A preferred stock valued at $2,649,600. AVP gave the network the right to put, at the network's option, all of its equity interest at either the conclusion of the 2005 AVP tour season, the conclusion of the 2006 AVP tour season, or the first time the network's equity interest in AVP is less than 8%
on a fully diluted basis. The Series A preferred stock was valued at $2,649,600 plus interest at an annual rate of prime (5.15% at December 31, 2004) plus 2%
On February 17, 2005, in conjunction with the
merger, the network waived its put option.                                          2,649,600
                                                                                   ----------

Total                                                                              $3,657,600
                                                                                   ==========

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

14. TRANSACTION WITH DMC

On July 28, 2003, AVP merged with DMC, its then sole stockholder, in a transaction accounted for as a transfer between entities under common control, with AVP as the surviving entity. To effect the transfer, DMC shares of common stock and options to purchase shares of common stock were exchanged for shares of AVP common stock and options to purchase shares of AVP common stock on a one-to-one basis.

Simultaneously, each share of AVP stock issued and outstanding was cancelled and extinguished without consideration.

The accompanying financial statements have been prepared including the net assets and results of operations of DMC as if the merger occurred as of January 1, 2003.

15. STOCKHOLDERS' EQUITY

                                 Capitalization

Outstanding shares and their par value give effect to the merger with Othnet and the authorization of additional shares which occurred in August 2005.

                               Stock Transactions

In July 2003, 6,880,040 shares of common stock were reacquired by AVP in exchange for $200,000 and a $550,000 note payable.

In July 2003, a note payable to an officer aggregating $269,955 was exchanged for 2,476,470 shares of common stock.

In July 2003, 15,985,000 shares of common stock were issued as result of the exercise of stock options.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

16. LOSS ON SETTLEMENT OF LEASE ARRANGEMENTS

In May 2003, AVP settled long-term lease obligations and long-term sub-lease arrangements with respect to DMC's former facilities incurring a loss of $1,053,749 on the settlement. The loss consists of a charge of $105,487 representing net unamortized lease deferrals and the abandonment of leasehold improvements with a net book value of $948,262.

17. STOCK OPTIONS

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

Outstanding options give effect to the merger with Othnet. However, the authorized shares under the Plan have not yet been increased. AVP is in the process of amending the plan to increase the authorized number of shares under the Plan.

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

The following table, as restated, contains information on the stock options under the Plan for the years ended December 31, 2004 and 2003. The outstanding options expire from April 16, 2008 to September 1, 2013.

                                                                  Weighted Average
                                              Number of Shares     Exercise Price
                                              ----------------    ----------------
Options outstanding at January 1, 2003              77,174,433    $             --
    Granted                                         16,554,802                 .08
    Exercised                                      (15,985,000)                 --
    Cancelled                                               --                  --
                                              ----------------    ----------------
Options outstanding at December 31, 2003            77,744,235                 .02
    Granted                                          7,654,849                 .16
    Exercised                                               --                  --
    Cancelled                                               --                  --
                                              ----------------    ----------------
Options outstanding at December 31, 2004            85,399,084    $            .03
                                              ================    ================

The weighted average fair value per share of options granted was $ -0- in 2004 and $.02 in 2003.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

17. STOCK OPTIONS (CONTINUED)

The following table summarizes information about AVP's stock-based compensation plan at December 31, 2004:

Options outstanding and exercisable by price range as of December 31, 2004:

                                        Options Outstanding                       Options Exercisable
                                        -------------------                       -------------------
                                              Weighted
                                              Average          Weighted                          Weighted
       Range of                              Remaining         Average                           Average
       Exercise              Number         Contractual        Exercise          Number          Exercise
        Prices             Outstanding     Life in Years        Price         Exercisable         Price
        ------             -----------     -------------        -----         -----------         -----
    $ --  -  .03            61,189,433           5.0            $      --       61,189,433        $    --
     .03  -  .09            16,554,802           8.7                 0.08        7,264,941           0.07
     .09  -  .16             7,654,849           4.3                 0.16        6,932,481           0.16
    ------------            ----------         -----            ---------       ----------        -------
    $ --  -  .16            85,399,084           5.7            $    0.03       75,386,855        $  0.02
    ============            ==========         =====            =========       ==========        =======

In connection with stock options granted to employees to purchase common stock, AVP recorded stock-based compensation expense of $ -0- for the year ended December 31, 2004 and $3,809 for the year ended December 31, 2003. Such amounts represent, for each employee stock option, the difference between the grant date exercise price and the stock price on the date of the grant.

                               Other Stock Options

As part of the transaction with DMC, existing DMC non-qualified stock options granted to other individuals aggregating 3,029,303 shares were converted on a share-for-share basis into AVP non-qualified options retaining the original exercise price and expiration date. The outstanding options expire in June 2010.


The following table contains information on all of AVP's non-plan stock options for the years ended December 31, 2004 and 2003.

                                                                                 Weighted
                                                                                  Average
                                                                                 Exercise
                                                        Number of Shares           Price
                                                        ----------------           -----
Options outstanding at January 1, 2003                       3,029,303           $    0.03
         Granted                                                    --                  --
         Exercised                                                  --                  --
         Cancelled                                                  --                  --
                                                          ------------           ---------
Options outstanding at December 31, 2003                     3,029,303                0.03
         Granted                                                    --                  --
         Exercised                                                  --                  --
         Cancelled                                                  --                  --
                                                          ------------           ---------
Options outstanding at December 31, 2004                     3,029,303           $    0.03
                                                          ============           =========

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

The following table presents a summary of AVP's financial instruments as of December 31, 2004:

                                           Carrying            Estimated
                                            Amount            Fair Value
                                      ------------------    ------------
Financial Assets:
  Cash                                $          631,933    $    631,933
Financial Liabilities:
  Notes payable-related party         $        2,000,000               *
  Long-term debt                      $        2,733,404               *

The carrying amounts for cash, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments.

* The fair value for the Company's long term debt cannot be determined as the instrument is not actively traded.

19. COMMITMENTS AND CONTINGENCIES

                                 Operating Lease

AVP is obligated under a noncancellable operating lease for its office facilities. The lease expires March 31, 2010 subject to a five-year renewal option.

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

                           Operating Lease (Continued)

The future minimum rental payments, excluding cost escalations, are as follows:


Years Ending December 31,
         2005                        $  282,000
         2006                           329,000
         2007                           338,000
         2008                           347,000
         2009                           356,000
      Thereafter                         91,000
                                     -----------
         Total                       $1,743,000
                                     ===========

Rent expense was $282,442 in 2004 and $194,528 in 2003.

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

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

20. INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

                                                        2004              2003
                                                  ---------------   ---------------
Current
    Federal                                       $            --   $            --
    State                                                      --                --
                                                  ---------------   ---------------
       Total                                                   --                --
                                                  ---------------   ---------------
Deferred
    Federal                                                    --                --
    State                                                      --                --
                                                  ---------------   ---------------
       Total                                                   --                --
                                                  ---------------   ---------------
           Total Income Tax Provision (Benefit)   $            --   $            --
                                                  ===============   ===============

The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                 2004           2003
                                              ----------     ----------

Federal statutory rate                             (34)%          (34)%
State income taxes, net of federal benefits         (6)            (6)
Valuation allowance                                 40             40
                                              ----------     ----------
Total                                               -- %           -- %
                                              ==========     ==========

Significant components of deferred income taxes as of December 31, 2004 are as follows:

Net operating loss     $ 5,325,000
Accrued compensation        17,000
Valuation allowance     (5,342,000)
                       -----------
Net Deferred Tax       $        --
                       ===========

                       AVP PRO BEACH VOLLEYBALL TOUR, INC.
                                      F/K/A
                  ASSOCIATION OF VOLLEYBALL PROFESSIONALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

20. INCOME TAXES (CONTINUED)

AVP records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. AVP assesses its past earnings history and trends and projections of future net income. AVP recorded a valuation allowance for the entire amount of the net deferred assets in 2004 and 2003, as it had determined that it was more likely than not that no deferred tax assets would be realized. The net change in the valuation allowance for deferred tax assets was an increase of $1,575,000. AVP will continue to review this valuation allowance on a quarterly basis and make adjustments as appropriate.

The tax benefits associated with employee exercises of stock options reduces income taxes currently payable. However, no benefits were recorded to additional paid-in capital in 2004 and 2003 because their realization was not more likely than not to occur and consequently, a valuation allowance was recorded against the entire benefit.

At December 31, 2004, AVP had federal net operating loss carryforwards aggregating approximately $15,800,000 which expire in the years 2019 through 2024. The amount and availability of the carryforwards are subject to limitations as the result of changes in ownership.

21. PENSION PLAN

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

Management determined that there were material weaknesses in its disclosure controls and procedures with respect to recording and reporting of a business combination in 2003 between companies under common control and in recording and reporting capital transactions that resulted in conversions of preferred stock to common stock in the second quarter of 2005. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process or report external financial data reliability in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statement that is more inconsequentially will not be prevented or detected.

Subsequent to December 31, 2004, it was determined that AVP did not have adequate controls in place to properly record the merger in 2003 with Digital Media Campus, Inc. in accordance with generally accepted accounting principles. As a result, AVP has restated its financial statements for the years ended December 31, 2004, and 2003 to reflect the correct accounting for the merger transaction as a transfer between entities under common control. AVP was also required to restate its quarterly financial statements for 2004 and all of its annual and previously filed 2005 quarterly filings with the SEC as a result of improperly accounting for the merger.

Subsequent to September 30, 2005, it was determined that AVP did not have adequate controls in place to properly record capital transactions that had occurred in the second quarter of 2005 in accordance with generally accepted accounting principles. During the second quarter of 2005 certain Series B preferred stockholders converted their Series B preferred stock into common stock. However, the transactions were not properly recorded at the time they occurred. As a result, AVP has restated its quarterly financial statements and previously filed quarterly filings with the SEC for the period ended June 30, 2005 as a result of improperly accounting for these capital transactions.

AVP has taken steps to correct the material weaknesses identified through the addition of additional personnel and professional consultants with enhanced financial accounting and reporting experience and will continue to evaluate for material weaknesses and will take all necessary action to correct the internal control deficiencies so identified. AVP will also further develop and enhance its internal control policies, procedures, systems and staff to allow it to mitigate the risk that material accounting errors might go undetected and be included in its financial statements.



ITEM 8B.  Other Information

         Not applicable.



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



ITEM 13.  Exhibits.


         The following exhibits are filed with this report.

                                                                                                   Incorporated by
   Exhibit Number                                   Name of Exhibit                                  Reference to
   --------------                                   ---------------                                  ------------
10.1                   Executive Employment Agreement between Leonard Armato and                  Exhibit 10.1(4)
                       Association of Volleyball Professionals, Inc., dated as of
                       January 3, 2005.

10.2                   Executive Employment Agreement between Bruce Binkow and                    Exhibit 10.2(4)
                       Association of Volleyball Professionals, Inc., dated as of
                       January 3, 2005.

10.3                   Executive Employment Agreement between Andrew Reif and Association         Exhibit 10.3(4)
                       of Volleyball Professionals, Inc., dated as of January 3, 2005.

10.4                   Stock Option Agreement between Leonard Armato and Association of           Exhibit 10.4(4)
                       Volleyball Professionals, Inc., dated as of September 1, 2003.

10.5                   Stock Option Agreement between Bruce Binkow and Association of             Exhibit 10.5(4)
                       Volleyball Professionals, Inc., dated as of September 1, 2003.

10.6                   Stock Option Agreement between Andrew Reif and Association of              Exhibit 10.6(4)
                       Volleyball Professionals, Inc., dated as of September 1, 2003.

10.7                   Pursuant to the Merger Agreement, Messrs. Armato, Binkow,
                       Guarascio, Painter, Reif, Torii, Wattenberg and Werner each received four-year common stock purchase warrants to purchase a total of 31,194,280 shares of AVP common stock at a price of $0.22 per share.

10.11                  Consulting Agreement between Scott Painter and Association of              Exhibit 10.11(4)
                       Volleyball Professionals, Inc., dated as of June 11, 2003 and amendment dated January 3, 2005.

10.13                  2002 Stock Option Plan, as amended                                         Exhibit 10.13(4)

(4) Filed as an exhibit to AVP, Inc.'s Annual Report on Form 10-KSB for year ended December 31, 2004, and incorporated by reference herein.

ITEM 14.  Principal Accountant Fees and Services.

         The information set forth in the Proxy Statement under the caption, Ratification of Appointment of Independent Auditors--Fees Paid to Principal Accountants, is incorporated herein by reference.

In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of November, 2005.

                                    AVP, INC.

                                                 By:    /s/ Andrew Reif
                                                        -----------------------
                                                 Name:  Andrew Reif
                                                 Title: Chief Operating Officer

                                POWER OF ATTORNEY

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                             Date
---------                               -----                                             ----
/s/ Leonard Armato*                     Chairman, Chief Executive Officer,                November 18, 2005
----------------------------------      and Director (Principal Executive
Leonard Armato                          Officer)


/s/ Andrew Reif                         Chief Operating Officer, Chief Financial          November 18, 2005
----------------------------------      Officer, and Director (Principal Financial
Andrew Reif                             Officer)


/s/ Bruce Binkow*                       Chief Marketing Officer and Director              November 18, 2005
----------------------------------
Bruce Binkow

/s/ Thomas Torii*                       Controller (Principal Accounting Officer)         November 18, 2005
----------------------------------
Thomas Torii

/s/ Scott Painter*                      Director                                          November 18, 2005
----------------------------------
Scott Painter

/s/ Philip Guarascio*                   Director                                          November 18, 2005
----------------------------------
Philip Guarascio

/s/ Jeffrey Wattenberg*                 Director                                          November 18, 2005
----------------------------------
Jeffrey Wattenberg

*By:  /s/Andrew Reif
      --------------
      Andrew Reif,
      Attorney-in-Fact