Form 10QSB/A
period 2005-03-31
AVP INC
filed 2005-11-18
CIK 930817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 2 to
                                   FORM 10-QSB

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
                               ------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         98-0142664
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


              6100 Center Drive, Suite 900, Los Angeles, CA 90045
             -----------------------------------------------------
               (Address of principal executive offices - Zip code)

                                (310) 426 - 8000
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                    AVP, INC.

                                      INDEX

                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION............................................3

ITEM 1.   FINANCIAL STATEMENTS.............................................3

   Balance Sheet as of March 31, 2005
   (Unaudited).............................................................4

   Statements of Operations for
   the three months ended March 31, 2005 and 2004
   (Unaudited).............................................................5

   Statement of Changes in Stockholders' Equity for
   the three months ended March 31, 2005
   (Unaudited)............................................................ 6

   Statements of Cash Flows for
   the three months ended March 31, 2005 and 2004
   (Unaudited).............................................................7

   Notes to Financial Statements (Unaudited).............................. 9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION...............................................16

ITEM 3.   CONTROLS AND PROCEDURES.........................................20

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...............................................20

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.......................21

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    AVP, INC.
                          Index to Financial Statements
                           Period Ended March 31, 2005

                                                                          PAGES

Financial Statements

Unaudited Balance Sheet                                                     4

Unaudited Statements of Operations                                          5

Unaudited Statement of Changes in Stockholders' Equity                      6

Unaudited Statements of Cash Flows                                        7 - 8

Unaudited Notes to Financial Statements                                   9 - 15

                                    AVP, INC.
                                  Balance Sheet
                                 March 31, 2005
                                   (Unaudited)

                                                                               (As restated)
                                                                               ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                   $  4,820,821
   Accounts receivable, net of
     allowance for doubtful accounts of $10,000                                   1,102,843
   Prepaid expenses                                                                 554,082
   Deferred commission-related party                                                190,004
                                                                               ------------
   TOTAL CURRENT ASSETS                                                           6,667,750
                                                                               ------------

PROPERTY AND EQUIPMENT, net                                                         316,986
                                                                               ------------

OTHER ASSETS
   Investment in sales-type lease                                                   604,078
   Other assets                                                                      45,228
                                                                               ------------
   TOTAL OTHER ASSETS                                                               649,306
                                                                               ------------
   TOTAL ASSETS                                                                $  7,634,042
                                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt                                           $  1,330,070
   Accounts payable                                                                 479,177
   Accrued expenses                                                               1,215,861
   Accrued interest                                                                 260,502
   Deferred revenue                                                               3,294,897
                                                                               ------------
   TOTAL CURRENT LIABILITIES                                                      6,580,507
                                                                               ------------

OTHER LIABILITIES
   Long-term deferred revenue                                                       225,000
   Long-term debt - less current portion                                            683,334
                                                                               ------------
   TOTAL OTHER LIABILITIES                                                          908,334
                                                                               ------------
   TOTAL LIABILITIES                                                              7,488,841
                                                                               ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred stock, 2,000,000 shares authorized:

      Series A convertible preferred stock, $.001 par value, 1,000,000
        shares authorized, no shares issued and outstanding                              --

      Series B convertible preferred stock, $.001 par value, 250,000
        shares authorized, 147,364 shares issued and outstanding                        147

   Common stock, $.001 par value, 300,000,000 shares authorized,
     92,502,057 shares issued and outstanding                                        92,502

   Additional paid-in capital                                                    28,769,660

   Accumulated deficit                                                          (28,717,108)
                                                                               ------------
   TOTAL STOCKHOLDERS' EQUITY                                                       145,201
                                                                               ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  7,634,042
                                                                               ============

                        See notes to financial statements

                                    AVP, INC.
                            Statements of Operations
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                   2005              2004
                                               ------------      ------------
REVENUE
     Sponsorships                              $         --      $         --
     Other                                          103,956            52,698
                                               ------------      ------------
     TOTAL REVENUE                                  103,956            52,698
EVENT COSTS                                              --                --
                                               ------------      ------------
     Gross Profit                                   103,956            52,698
                                               ------------      ------------
OPERATING EXPENSES
     Marketing                                      411,600           328,985
     Administrative                               4,518,384           677,653
                                               ------------      ------------
     TOTAL OPERATING EXPENSES                     4,929,984         1,006,638
                                               ------------      ------------
     OPERATING LOSS                              (4,826,028)         (953,940)
                                               ------------      ------------
OTHER INCOME (EXPENSE)
     Interest expense                               (70,558)          (38,000)
     Interest income                                 15,356            24,517
                                               ------------      ------------
     TOTAL OTHER INCOME (EXPENSE)                   (55,202)          (13,483)
                                               ------------      ------------
     LOSS BEFORE INCOME TAXES                    (4,881,230)         (967,423)
INCOME TAXES                                             --                --
                                               ------------      ------------
     NET LOSS                                  $ (4,881,230)     $   (967,423)
                                               ============      ============
Basic and diluted loss per share               $      (0.10)     $      (0.03)
                                               ============      ============
Weighted average common shares outstanding
                                                 51,357,131        29,738,610
                                               ============      ============



                        See notes to financial statements

                                    AVP, INC.
                  Statement of Changes in Stockholders' Equity
                        Three Months Ended March 31, 2005
                                   (Unaudited)

                                                    Series A                         Series B
                                                 Preferred Stock                 Preferred Stock
                                          ----------------------------    ----------------------------


                                             Shares          Amount          Shares          Amount
                                          ------------    ------------    ------------    ------------

Balance, January 1, 2005 (As
previously reported)                                --    $         --              --    $         --

Restatement adjustment (Net of tax)                 --              --              --              --
                                          ------------    ------------    ------------    ------------
Balance, January 1, 2005 (As restated)              --              --              --              --

Merger of AVP, Inc. into the
Association ("the reverse merger")                  --              --              --              --

Conversion of 10% convertible notes
payable                                             --              --              --              --

Conversion of redeemable preferred
stock                                               --              --              --              --

Private placement units (net of
offering costs of $753,038)                         --              --         147,364             147

Consulting expense from issuance of
warrants                                            --              --              --              --

Net loss                                            --              --              --              --
                                          ------------    ------------    ------------    ------------
Balance, March 31, 2005                              --    $         --         147,364    $        147
                                          ============    ============    ============    ============



                                                 Common Stock
                                          ----------------------------
                                                                            Additional                          Total
                                                                             Paid-in        Accumulated     Stockholders'
                                             Shares          Amount          Capital          Deficit          Equity
                                          ------------    ------------    ------------     ------------     ------------

Balance, January 1, 2005 (As
previously reported)                        29,738,610    $     29,738    $    969,574     $ (8,713,950)    $ (7,714,638)

Restatement adjustment (Net of tax)                 --              --      15,121,928      (15,121,928)              --
                                          ------------    ------------    ------------     ------------     ------------
Balance, January 1, 2005 (As restated)      29,738,610          29,738      16,091,502      (23,835,878)      (7,714,638)

Merger of AVP, Inc. into the
Association ("the reverse merger")          22,514,742          22,515        (974,439)              --         (951,924)

Conversion of 10% convertible notes
payable                                     17,076,825          17,077       2,273,271               --        2,290,348

Conversion of redeemable preferred
stock                                       23,171,880          23,172       3,634,428               --        3,657,600

Private placement units (net of
offering costs of $753,038)                         --              --       4,246,876               --        4,247,023

Consulting expense from issuance of
warrants                                            --              --       3,498,022               --        3,498,022

Net loss                                            --              --              --       (4,881,230)      (4,881,230)
                                          ------------    ------------    ------------     ------------     ------------
Balance, March 31, 2005                     92,502,057    $     92,502    $ 28,769,660     $(28,717,108)    $    145,201
                                          ============    ============    ============     ============     ============


                        See notes to financial statements

                                    AVP, INC.
                            Statements of Cash Flows
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                               2005             2004
                                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                               $(4,881,230)     $  (967,423)
     Adjustments to reconcile net loss to net cash flows from operating activities:
         Depreciation and amortization of property and equipment                 22,101            4,993
         Other amortization                                                       2,011               --
         Amortization of deferred commissions                                    63,335           73,726
         Consulting expense from issuance of warrants                         3,498,022               --
     Decrease (increase) in operating assets:
         Accounts receivable                                                   (453,706)        (328,430)
         Investment in and due from joint venture                                    --          291,084
         Prepaid expenses                                                      (527,476)        (275,767)
         Other assets                                                            (4,500)          (5,028)
     Increase (decrease) in operating liabilities:
         Accounts payable                                                       164,381         (509,342)
         Accrued expenses                                                       251,555         (317,196)
         Accrued officer compensation                                           (43,208)         169,230
         Accrued interest                                                       (56,127)         157,698
         Deferred revenue                                                     2,969,847        2,253,986
                                                                            -----------      -----------
         NET CASH FLOWS FROM OPERATING ACTIVITIES                             1,005,005          547,530
                                                                            -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in property and equipment                                      (137,384)         (14,497)
     Investment in sales-type lease                                              24,244           21,967
                                                                            -----------      -----------
         NET CASH FLOWS FROM INVESTING ACTIVITIES                              (113,140)           7,470
                                                                            -----------      -----------


                        See notes to financial statements

                                    AVP, INC.
                            Statements of Cash Flows
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)
                                   (CONTINUED)

                                                                              2005             2004
                                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of capital stock                                  $ 5,000,061      $        --
     Offering costs                                                          (753,038)              --
     Debt repayments                                                         (950,000)              --
                                                                          -----------      -----------
         NET CASH FLOWS FROM FINANCING ACTIVITIES                           3,297,023               --
                                                                          -----------      -----------
         NET INCREASE IN CASH AND CASH EQUIVALENTS                          4,188,888          555,000

         CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       631,933           71,056
                                                                          -----------      -----------
         CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 4,820,821      $   626,056
                                                                          ===========      ===========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                                             $        --      $        --
                                                                          -----------      -----------
     Income taxes                                                                  --               --
                                                                          -----------      -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING INFORMATION
     Net liabilities assumed in merger
         Cash                                                             $     4,217      $        --
         Accounts payable                                                    (261,857)              --
         Accrued expenses                                                    (173,934)              --
                                                                          -----------      -----------
                                                                             (431,574)              --
                                                                          -----------      -----------
     Conversion of Association redeemable preferred stock into common
       stock                                                                3,657,600               --
                                                                          -----------      -----------
     Conversion of 10% convertible notes payable into common stock          2,290,348               --
                                                                          -----------      -----------


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

2. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to December 31, 2004, management determined that the method of recording and reporting the merger in 2003 with Digital Media Campus, Inc. should have been reported as a transfer between entities under common control as if the merger had occurred January 1, 2003. As a result, AVP restated its financial statements for the year ended December 31, 2004.

The following table identifies the adjustments made to the previously released March 31, 2005 unaudited financial statements as a result of the restatement.

          Increase in additional paid-in capital          $ 15,121,928
          Increase in accumulated deficit                  (15,121,928)
                                                          ------------
          Net equity adjustment                           $         --
                                                          ============


The following provides comparative financial statement information as restated compared to that previously reported.

                                                                                  (As previously
                                                                                      reported)      (As restated)
                                                                                    ------------      ------------
STOCKHOLDERS' EQUITY

     Preferred stock, 2,000,000 shares authorized:

        Series A convertible preferred stock, $.001 par value, 1,000,000 shares
          authorized, no shares issued and outstanding                              $         --      $         --

        Series B convertible preferred stock, $.001 par value, 250,000
          shares authorized, 147,364 shares issued and outstanding                           147               147

     Common stock, $.001 par value, 300,000,000 shares authorized,
       92,502,057 shares issued and outstanding                                           92,502            92,502

     Additional paid-in capital                                                       13,647,732        28,769,660

     Accumulated deficit                                                             (13,595,180)      (28,717,108)
                                                                                    ------------      ------------
     TOTAL STOCKHOLDERS' EQUITY                                                     $    145,201      $    145,201
                                                                                    ============      ============

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

3. MERGER

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

As part of the merger, the Association's preferred stockholders converted $3,657,600 of redeemable preferred stock into 23,171,880 shares of AVP common stock. In addition, as part of the merger, holders of the 10% convertible notes converted them into 17,076,825 shares of AVP common stock. Concurrent with the merger, AVP raised through private placement $5,000,061 of private placement units representing 147,364 shares of Series B Convertible Preferred Stock, exchangeable for 35,809,452 shares of AVP common stock.

An Association note holder has indicated its intention to exercise its option to convert its $1,000,000 note payable into 11,292,614 shares of AVP common stock.

In conjunction with the merger, AVP was obligated to issue warrants to purchase 56,775,904 shares of common stock as consideration for services that facilitated the merger.

As a result of the merger, AVP has 92,502,057 shares of common stock outstanding as of March 31, 2005 and will have outstanding stock options and warrants to acquire AVP common stock aggregating 154,724,733 shares.

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

3. MERGER (Continued)

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

AVP agreed to register for resale the shares of common stock underlying the Series B preferred stock. The agreement provided that if a registration statement is not filed by April 15, 2005 or did not become effective by June 28, 2005, AVP must pay a penalty to the Series B preferred stock stockholder of approximately $50,000 for each month that the penalty condition is not satisfied, until August 28, 2005, when the monthly penalty increases to $100,000 for each month. The registration statement became effective on November 1, 2005 and, accordingly, AVP incurred $311,505 in penalties.

On August 23, 2005 the stockholders gave approval to amend the Articles of Incorporation increasing the number of authorized shares of common stock to 300,000,000 shares and to effect a 1 for 10 reverse stock split. AVP expects to effect the 1 for 10 reverse stock split within 60 days from the effective date of the registration statement.

As such, for all disclosures referencing shares authorized and issued, shares reserved for issuance, per share amounts and other disclosures relating to equity, amounts have been retroactively restated to reflect share quantities as altered by the terms of the merger agreements and the authorization of additional shares.

4. RESCISSION OFFER

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

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

5. NET LOSS PER BASIC AND DILUTED SHARE OF COMMON STOCK

Basic earnings (loss) per share is calculated using the average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method. Options and other incremental shares to purchase 157,584,203 and 115,365,047 shares of common stock at March 31, 2005 and 2004, respectively, were excluded from the computation of diluted earnings (loss) per share as their effect would be anti-dilutive.

6. STOCK OPTIONS

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

If AVP had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, AVP's net loss would increase to the following pro forma amounts:

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                 2005             2004
                                                              -----------      -----------
Net loss applicable to common stockholders, as reported       $(4,881,230)     $  (967,423)

Less stock based employee compensation expense determined
  under fair-value-based methods for all awards, net of
  related tax effects                                                  --          (33,322)
                                                              -----------      -----------
Pro forma loss                                                $(4,881,230)     $(1,000,745)
                                                              ===========      ===========
Net loss per share of common stock:

Basic and diluted
     As reported                                              $     (0.10)     $     (0.03)
                                                              ===========      ===========
     Pro forma                                                $     (0.10)     $     (0.03)
                                                              ===========      ===========

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2005 and 2004:

                                                 Three Months Ended March 31,
                                               -------------------------------
                                                   2005               2004
                                               ------------      -------------
       Risk-free interest rate                 3.66 - 3.93%       3.86 - 4.19%
       Expected life                              4 years        4 to 10 years
       Expected volatility                           100%             0%
       Expected dividend yield                        0%               0%

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

6. STOCK OPTIONS (CONTINUED)

The following table contains information on the stock options for the period ended March 31, 2005 and the year ended December 31, 2004. The outstanding options expire from December 31, 2005 to September 1, 2013.

                                              Number of   Weighted Average
                                               Shares       Exercise Price
                                             ----------     ----------
Options outstanding at January 1, 2004       77,744,235     $     0.02
     Granted                                  7,654,849           0.16
     Exercised                                       --             --
     Cancelled                                       --             --
                                             ----------     ----------
Options outstanding at December 31, 2004     85,399,084           0.03
     Granted                                     95,950           0.22
     Converted Othnet options                 2,004,284           0.25
     Exercised                                       --             --
     Cancelled                                       --             --
                                             ----------     ----------
Options outstanding at March 31, 2005        87,499,318     $     0.04
                                             ==========     ==========

The weighted average fair value of options granted was $-0- in 2005 and $-0- in 2004.

The following table summarizes information about AVP's stock-based compensation plan at March 31, 2005:

Options outstanding and exercisable by price range as of March 31, 2005:

                           Options Outstanding               Options Exercisable
                  --------------------------------------   ----------------------
                                  Weighted
                                   Average
                                  Remaining     Weighted                 Weighted
                                 Contractual    Average                  Average
Range of            Number         Life in      Exercise     Number      Exercise
Exercise Prices   Outstanding       Years        Price     Exercisable    Price
---------------   -----------   -------------   --------   -----------   --------
$.00 - .03         61,189,433             4.8   $   0.00    61,189,433   $   0.00
 .03 - .09         16,554,802             8.4       0.08     8,426,174       0.07
 .09 - .16          7,654,849             4.1       0.16     6,932,480       0.16
 .17 - .25          2,100,234             3.9       0.25     2,100,234       0.25
---------------   -----------   -------------   --------   -----------   --------
$.00 - .25         87,499,318             5.4   $   0.04    78,648,321   $   0.03
===============   ===========   =============   ========   ===========   ========


In connection with stock options granted to employees to purchase common stock, AVP recorded no stock-based compensation expense for the periods ended March 31, 2005 and March 31, 2004.

                               Other Stock Options

Non-qualified stock options granted to other individuals total 22,982,819 shares and expire from June 2006 to June 2010.

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

6. STOCK OPTIONS (CONTINUED)

The following table contains information on all of AVP's non-plan stock options for the period ended March 31, 2005 and the year ended December 31, 2004.

                                           Number of    Weighted Average
                                             Shares      Exercise Price
                                           ----------   ----------------
Options outstanding at January 1, 2004      3,029,303   $           0.03
     Granted                                       --                 --
     Exercised                                     --                 --
     Cancelled                                     --                 --
                                           ----------   ----------------
Options outstanding at December 31, 2004    3,029,303               0.03
     Granted                               12,667,944               0.39
     Converted Othnet options               7,285,572               0.24
     Exercised                                     --                 --
     Cancelled                                     --                 --
                                           ----------   ----------------
Options outstanding at March 31, 2005      22,982,819   $           0.30
                                           ==========   ================


The weighted average fair value of options granted was $0.25 in 2005 and -0- in 2004.

The following table summarizes information about AVP's non-qualified stock options at March 31, 2005:

Options outstanding and exercisable by price range as of March 31, 2005:

                           Options Outstanding               Options Exercisable
                  --------------------------------------   ----------------------
                                  Weighted
                                   Average      Weighted                 Weighted
                                  Remaining     Average                  Average
Range of            Number       Contractual    Exercise     Number      Exercise
Exercise Prices   Outstanding   Life in Years    Price     Exercisable    Price
---------------   -----------   -------------   --------   -----------   --------
$ .03 - 0.15        6,610,248             5.0   $   0.09     6,610,248   $   0.09
  .16 - 0.34        6,969,244             2.0       0.22     6,969,244       0.22
  .35 - 0.50        9,403,327             4.7       0.50     9,403,327       0.45
---------------   -----------   -------------   --------   -----------   --------
$ .03 - 0.50       22,982,819             4.0   $   0.30    22,982,819   $   0.30
===============   ===========   =============   ========   ===========   ========


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

7. COMMITMENTS AND CONTINGENCIES

                                 Operating Lease

AVP is obligated under a noncancellable operating lease for its office facilities. The lease expires March 31, 2010 subject to a five-year renewal option.

The future minimum rental payments, excluding cost escalations, as of March 31, 2005 are as follows:

Years Ending December 31,
-------------------------
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

                              Employment Agreements

AVP has entered into "at will" employment agreements with three officers. In addition to base salary, the employment agreements provide for annual performance bonuses and profit sharing bonuses. The performance bonuses range from 30% to 50% of the respective officer's base salary. The performance bonuses awarded, if any, will be based upon achieving certain milestones and targets as determined by the Board of Directors' Compensation Committee. The employment agreements also provide that AVP will set aside 10% of the net profits (as defined by EBITDA or such other specification as determined by the Compensation Committee) to establish a Profit Sharing Bonus Pool. The Compensation Committee and the President will determine the allocation of the Profit Sharing Bonus Pool among officers eligible to participate in the Profit Sharing Bonus Pool.

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

Restatement of Financial Statements

Subsequent to December 31, 2004, management determined that the method of recording and reporting the merger in 2003 with Digital Media Campus, Inc. (DMC) should have been reported as a transfer between entities under common control as if the merger had occurred January 1, 2003. As a result, AVP restated its financial statements for the years ended December 31, 2004 and 2003. The net effect of the restatement had no effect on AVP's stockholders' equity.

The following table identifies the adjustments made to the previously released March 31, 2005 unaudited financial statements as a result of the restatement.

Increase in additional paid-in capital   $ 15,121,928
Increase in accumulated deficit           (15,121,928)
                                         ------------
Net equity adjustment                    $         --
                                         ============

Results of Operations

Results of Operations                           % Revenue
                        Three Months           Three Months
                       Ended March 31,        Ended March 31,
                 ------------------------    ----------------
                     2005          2004       2005       2004
                 -----------    ---------    ------     ------
Operating Loss   $(4,826,028)   $(953,940)   (4,642)%   (1,810)%
Net Loss         $(4,881,230)   $(967,423)   (4,695)%   (1,836)%


The 406% increase in quarterly operating loss primarily reflects a $3,498,022 charge to consulting expense as a result of non-employee warrants valued under SFAS 123. In addition, there are merger-related legal costs, SEC reporting requirements costs, and consulting fees payable in connection with the merger and miscellaneous other expenses as well as budgeted 2005 salary increases which contributed to the increase in the quarterly operating loss for the three months ended March 31, 2005.

Revenue

The following chart reflects comparative revenues with respect to AVP's significant revenue drivers. The majority of AVP's revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes sponsorship revenue pro rata over each event during the tour season as the events occur and collection is reasonably assured. AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October. AVP did not produce any beach volleyball events in the first quarter of 2005 or 2004. Accordingly, AVP did not recognize any sponsorship revenue or activation fees in the quarters ended March 31, 2005 and 2004.

--------------------------------------------------------------------------------
                                Summary Revenue
--------------------------------------------------------------------------------

                            Three Months
                           Ended March 31,
                        --------------------   Percentage
                           2005       2004      Increase
                        ---------   --------   ----------
Sponsorship             $      --   $     --           --
Activation Fees                --         --           --
Local Revenue                  --         --           --
Miscellaneous Revenue     103,956     52,698           97%
                        ---------   --------   ----------
Total Revenue           $ 103,956   $ 52,698           97%
                        =========   ========   ==========


The increase in revenue primarily reflects an increase in trademark licensing revenue relating to AVP's volleyball license agreement with Wilson Sporting Goods. AVP and Wilson entered into a new license agreement effective January 1, 2005 which provided for an increase in the royalty and minimum guarantee payable to AVP in connection with volleyball sales.

Operating Expenses

------------------------------------------   -----------------------------
            Summary Costs                              % Revenue
------------------------------------------   -----------------------------
                                                Three
                                                Months         (Increase)
                         Three Months           Ended         Decrease as
                        Ended March 31,        March 31,     % of Revenue
                      2005         2004      2005    2004    2005 vs. 2004
                   ----------   ----------  -----    -----   -------------
Event Costs        $       --   $       --       0%      0%             --
Administrative      4,518,384      677,653   4,346%  1,286%         (3,060)%
Marketing             411,600      328,985     396%    624%            228%
Interest Expense       70,558       38,000      68%     72%              4%
                   ----------   ----------   -----   -----   -------------
Total Costs        $5,000,542   $1,044,638   4,810%  1,982%         (2,828)%
                   ==========   ==========   =====   =====   =============


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

The increase in administrative costs of $3,840,731 (or 567%) primarily reflects a $3,498,022 charge to consulting expense as a result of non-employee warrants valued under SFAS 123 for warrants granted on February 28, 2005 as a result of the merger. In addition, the increase in administrative costs include merger-related legal costs, SEC reporting requirements costs, consulting fees payable in connection with the merger aggregating $130,000 and budgeted 2005 salary increases.

The increase in marketing costs of $82,615 (or 25%) primarily reflects an outside third party public relations agency engaged by AVP in January 2005.

The increase in interest expense of $32,558 (or 86%) is due to the interest incurred in connection with the $2,000,000 loan that AVP made to the Association in 2004.

--------------------------------------------------------------------------------
                      Depreciation and Amortization Expense
--------------------------------------------------------------------------------
                            Three Months
                           Ended March 31,   Percentage
                        --------------------  Increase
                         2005       2004     (Decrease)
                       --------   --------   ----------
Depreciation Expense   $ 22,101   $  4,993          343%
Amortization Expense     65,346     73,726          (11)%
                       --------   --------   ----------
Total                  $ 87,447   $ 78,719           11%
                       ========   ========   ==========

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

Cash flows provided from financing activities for the three months ended March 31, 2005 and 2004 were $3,297,023 and $0, respectively. As a result of the consummation of the $5,000,061 private placement Series B Convertible Preferred Stock on February 28, 2005, AVP realized net proceeds of $4,247,023. AVP repaid $950,000 on a note payable owed to Management Plus Enterprises, Inc., a related party, in connection with sponsorship sales services.

Capital expenditures for the three months ended March 31, 2005 and 2004 were $137,384 and $14,497, respectively. During the three months ended March 31, 2005, AVP purchased banners and flags and a trailer in preparation for the 2005 tour season, as well as, computer equipment.

In June 2004, the Association borrowed $2,000,000 from AVP, at an interest rate of 10% per annum. As part of the merger, this liability was converted to equity. In addition, NBC and Fox had the right to put their Series A preferred stock investment back to the Association at the end of the 2005 and 2006 seasons for the amount of their respective investments. Prior to the merger, both NBC and Fox agreed to waive their put rights and converted the Association preferred stock holdings aggregating $3,657,600 into AVP common stock.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 28, 2005, the merger between AVP's wholly owned subsidiary, Othnet Merger Sub, Inc., and the Association was consummated, as a result of which the Association became AVP's wholly owned subsidiary, and the Association's former stockholders were issued AVP Series A Convertible Preferred Stock, which will convert automatically into common stock upon authorization of a sufficient amount of common stock.

The 3rd through 7th paragraphs of Note 3 and the 4th paragraph through the end of Note 6 of the Notes to Financial Statements are incorporated by reference.

Except as otherwise set forth below, the exchange of Association equity securities for AVP equity securities was exempt pursuant to Section 4(2) of the Securities Act.

Sale of units of Series B Convertible Preferred Stock and Common Stock Purchase Warrants was exempt pursuant to Securities Act Rule 506. All investors were accredited. The placement agent received a 10% commission on closing of the $5,000,061 gross proceeds offering of the units.

The exchange of Association employee stock options for employee stock options to purchase 1,631,235 shares of AVP Common Stock was exempt pursuant to Rule 701.

The material incorporated by reference contains information relating to options to purchase 6,524,941 shares of Common Stock reserved for issuance to Tour players, which will be issued pursuant to a Securities Act registration statement. The material incorporated by reference also contains information relating to warrants to purchase 53,771,332 shares to be granted pursuant to the merger agreement; Section 4(2) of the Securities Act will be relied upon with respect to such grant.

ITEM 3. EXHIBITS

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