Form 10QSB/A
period 2005-06-30
AVP INC
filed 2005-11-21
CIK 930817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1 to
                                   FORM 10-QSB

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

     Yes  X      No
         ---        ---


Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).

     Yes         No  X
         ---        ---


         As of September 30, 2005, the Registrant had approximately 100,023,393 shares of common stock outstanding.

                                    AVP, INC.

                                      INDEX

                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION............................................4

ITEM 1.   FINANCIAL STATEMENTS.............................................4

   Balance Sheet as of June 30, 2005
   (Unaudited).............................................................5

   Statements of Operations for
   the three and six months ended June 30, 2005 and 2004
   (Unaudited).............................................................6

   Statement of Changes in Stockholders' Deficiency for
   the six months ended June 30, 2005
   (Unaudited).............................................................7

   Statements of Cash Flows for
   the six months ended June 30, 2005 and 2004
   (Unaudited).............................................................8

   Notes to Financial Statements (Unaudited)..............................10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION...............................................18

ITEM 3.   CONTROLS AND PROCEDURES.........................................26

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...............................................27

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................27

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                    AVP, INC.
                          Index to Financial Statements
                           Period Ended June 30, 2005

                                                                       PAGES

Financial Statements

Unaudited Balance Sheet                                                  5

Unaudited Statements of Operations                                       6

Unaudited Statement of Changes in Stockholders' Deficiency               7

Unaudited Statements of Cash Flows                                     8 - 9

Unaudited Notes to Financial Statements                               10 - 18

                                    AVP, INC.
                                  Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

                                                                            (As restated)
                                                                            ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                              $  4,278,256
     Accounts receivable, net of
       allowance for doubtful accounts of $10,000                                234,610
     Prepaid expenses                                                          1,240,818
     Deferred commission-related party                                           126,670
                                                                            ------------
     TOTAL CURRENT ASSETS                                                      5,880,354
                                                                            ------------
PROPERTY AND EQUIPMENT, net                                                      447,571
                                                                            ------------
OTHER ASSETS
     Investment in sales-type lease                                              579,229
     Other assets                                                                 43,217
                                                                            ------------
     TOTAL OTHER ASSETS                                                          622,446
                                                                            ------------
     TOTAL ASSETS                                                           $  6,950,371
                                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Current portion of long-term debt                                      $  1,130,070
     Accounts payable                                                            653,705
     Accrued expenses                                                          1,173,804
     Accrued interest                                                            270,520
     Deferred revenue                                                          2,975,579
                                                                            ------------
     TOTAL CURRENT LIABILITIES                                                 6,203,678
                                                                            ------------
OTHER LIABILITIES
     Long-term deferred revenue                                                  225,000
     Long-term debt - less current portion                                       683,334
                                                                            ------------
     TOTAL OTHER LIABILITIES                                                     908,334
                                                                            ------------
     TOTAL LIABILITIES                                                         7,112,012
                                                                            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
     Preferred stock, 2,000,000 shares authorized:

       Series A convertible preferred stock, $.001 par value, 1,000,000
       shares authorized, no shares issued and outstanding                            --

       Series B convertible preferred stock, $.001 par value, 250,000
       shares authorized, 116,412 shares issued and outstanding                      116

     Common stock, $.001 par value, 300,000,000 shares authorized,
     100,023,393 shares issued and outstanding                                   100,023

     Additional paid-in capital                                               30,476,136

     Accumulated deficit                                                     (30,737,916)
                                                                            ------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                             (161,641)
                                                                            ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $  6,950,371
                                                                            ============



                        See notes to financial statements

                                    AVP, INC.
                            Statements of Operations
                Three and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                  Three Months Ended June 30,            Six Months Ended June 30,
                                                    2005               2004               2005               2004
                                               -------------      -------------      -------------      -------------
REVENUE
     Sponsorships                              $   3,424,395      $   4,733,414      $   3,424,395      $   4,733,414
     Other                                           885,050            768,008            989,006            820,706
                                               -------------      -------------      -------------      -------------
     TOTAL REVENUE                                 4,309,445          5,501,422          4,413,401          5,554,120

EVENT COSTS                                        2,769,579          3,107,860          2,769,579          3,107,860
                                               -------------      -------------      -------------      -------------
     Gross Profit                                  1,539,866          2,393,562          1,643,822          2,446,260
                                               -------------      -------------      -------------      -------------

OPERATING EXPENSES
     Marketing                                       685,100            842,770          1,096,700          1,171,755
     Administrative                                2,885,214          1,123,701          7,403,598          1,794,469
                                               -------------      -------------      -------------      -------------
     TOTAL OPERATING EXPENSES                      3,570,314          1,966,471          8,500,298          2,966,224
                                               -------------      -------------      -------------      -------------
     OPERATING INCOME (LOSS)                      (2,030,448)           427,091         (6,856,476)          (519,964)
                                               -------------      -------------      -------------      -------------
OTHER INCOME (EXPENSE)
     Interest expense                                (28,013)           (37,546)           (98,571)           (75,547)
     Interest income                                  37,653             17,144             53,009             34,777
                                               -------------      -------------      -------------      -------------
     TOTAL OTHER INCOME (EXPENSE)                      9,640            (20,402)           (45,562)           (40,770)
                                               -------------      -------------      -------------      -------------
     INCOME (LOSS) BEFORE INCOME TAXES            (2,020,808)           406,689         (6,902,038)          (560,734)

INCOME TAXES                                              --                 --                 --                 --
                                               -------------      -------------      -------------      -------------
     NET INCOME (LOSS)                         $  (2,020,808)     $     406,689      $  (6,902,038)     $    (560,734)
                                               =============      =============      =============      =============
Basic and diluted income (loss) per share      $       (0.02)     $        0.01      $       (0.09)     $       (0.02)
                                               =============      =============      =============      =============
Weighted average common shares outstanding
                                                  96,680,577         29,738,610         73,187,404         29,738,610
                                               =============      =============      =============      =============



                        See notes to financial statements

                                    AVP, INC.
                Statement of Changes in Stockholders' Deficiency
                         Six Months Ended June 30, 2005
                                   (Unaudited)

                                                 Series A                         Series B
                                              Preferred Stock                 Preferred Stock                   Common Stock
                                        ---------------------------    ----------------------------    -----------------------------
                                           Shares         Amount          Shares          Amount          Shares           Amount
                                        ------------   ------------    ------------    ------------    ------------     ------------

Balance, January 1, 2005 (As
previously reported)                              --   $         --              --    $         --      29,738,610     $     29,738

Restatement adjustment (Net of tax)               --             --              --              --              --               --
                                        ------------   ------------    ------------    ------------    ------------     ------------

Balance, January 1, 2005 (As restated)            --             --              --              --      29,738,610           29,738

Merger of AVP, Inc. into the
Association ("the reverse merger")                --             --              --              --      22,514,742           22,515

Conversion of 10% convertible notes
payable                                           --             --              --              --      17,076,825           17,077

Conversion of redeemable preferred
stock                                             --             --              --              --      23,171,880           23,172

Private placement units (net of
offering costs of $753,038)                       --             --         147,364             147              --               --

Conversion of preferred stock                     --             --         (30,952)            (31)      7,521,336            7,521

Consulting expense from issuance of
warrants                                          --             --              --              --              --               --

Net loss                                          --             --              --              --              --               --
                                        ------------   ------------    ------------    ------------    ------------     ------------
Balance, June 30, 2005                            --   $         --         116,412    $        116     100,023,393     $    100,023
                                        ============   ============    ============    ============    ============     ============


                                                                                 Total
                                           Additional       Accumulated       Stockholders'
                                        Paid-in Capital       Deficit          Deficiency
                                          ------------      ------------      ------------

Balance, January 1, 2005 (As
previously reported)                      $    969,574      $ (8,713,950)     $ (7,714,638)

Restatement adjustment (Net of tax)         15,121,928       (15,121,928)               --
                                          ------------      ------------      ------------

Balance, January 1, 2005 (As restated)      16,091,502       (23,835,878)       (7,714,638)

Merger of AVP, Inc. into the
Association ("the reverse merger")            (974,439)               --          (951,924)

Conversion of 10% convertible notes
payable                                      2,273,271                --         2,290,348

Conversion of redeemable preferred
stock                                        3,634,428                --         3,657,600

Private placement units (net of
offering costs of $753,038)                  4,246,876                --         4,247,023

Conversion of preferred stock                   (7,490)               --                --

Consulting expense from issuance of
warrants                                     5,211,988                --         5,211,988

Net loss                                            --        (6,902,038)       (6,902,038)
                                          ------------      ------------      ------------
Balance, June 30, 2005                    $ 30,476,136      $(30,737,916)     $   (161,641)
                                          ============      ============      ============





                        See notes to financial statements

                                    AVP, INC.
                            Statements of Cash Flows
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                               Six Months Ended June 30,
                                                                                2005             2004
                                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                               $(6,902,038)     $  (560,734)
     Adjustments to reconcile net loss to net cash flows from operating activities:
         Depreciation and amortization of property and equipment                 63,080            7,095
         Other amortization                                                       4,022            4,022
         Amortization of deferred commissions                                   126,670          147,452
         Amortization of deferred costs                                              --          342,233
         Consulting expense from issuance of stock options and warrants       5,211,988            5,714
     Decrease (increase) in operating assets:
         Accounts receivable                                                    414,527         (258,153)
         Investment in and due from joint venture                                    --          291,084
         Prepaid expenses                                                    (1,214,212)        (191,107)
         Other assets                                                            (4,500)          (2,670)
     Increase (decrease) in operating liabilities:
         Accounts payable                                                       338,906         (491,298)
         Accrued expenses                                                       209,500          (48,249)
         Accrued officer compensation                                           (43,208)         159,167
         Accrued interest                                                       (46,109)              --
         Deferred revenue                                                     2,650,529         (263,250)
                                                                            -----------      -----------
         NET CASH FLOWS FROM OPERATING ACTIVITIES                               809,155         (858,694)
                                                                            -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in property and equipment                                      (308,949)         (22,084)
     Investment in sales-type lease                                              49,094           44,483
                                                                            -----------      -----------
         NET CASH FLOWS FROM INVESTING ACTIVITIES                              (259,855)          22,399
                                                                            -----------      -----------



                        See notes to financial statements

                                    AVP, INC.
                            Statements of Cash Flows
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                   (CONTINUED)

                                                                           Six Months Ended June 30,
                                                                              2005             2004
                                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of capital stock                                  $ 5,000,061      $        --
     Offering costs                                                          (753,038)              --
     Proceeds from borrowing                                                       --        1,500,000
     Debt repayments                                                       (1,150,000)              --
                                                                          -----------      -----------
         NET CASH FLOWS FROM FINANCING ACTIVITIES                           3,097,023        1,500,000
                                                                          -----------      -----------
         NET INCREASE IN CASH AND CASH EQUIVALENTS                          3,646,323          663,705

         CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       631,933           71,056
                                                                          -----------      -----------
         CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 4,278,256      $   734,761
                                                                          ===========      ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                                             $    66,934      $        --
                                                                          -----------      -----------
     Income taxes                                                                  --               --
                                                                          -----------      -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING INFORMATION
     Net liabilities assumed in merger
         Cash                                                             $     4,217      $        --
         Accounts payable                                                    (261,857)              --
         Accrued expenses                                                    (173,934)              --
                                                                          -----------      -----------
                                                                             (431,574)              --
                                                                          -----------      -----------
     Conversion of Association redeemable preferred
     stock into common stock                                                3,657,600               --
                                                                          -----------      -----------
     Conversion of 10% convertible notes payable into common stock          2,290,348               --
                                                                          -----------      -----------
     Conversion of Series B preferred stock into common stock                   7,521               --
                                                                          -----------      -----------






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

         In addition, subsequent to September 30, 2005, management determined that certain Series B preferred stockholders converted their Series B preferred stock into common stock during the second quarter of 2005. However, the transactions were not properly recorded at the time they occurred. As a result, AVP is restating its financial statements for June 30, 2005.

         The following table identifies the adjustments made to the previously released June 30, 2005 unaudited financial statements as a result of the restatements.

             Decrease in Series B preferred stock       $        (31)
             Increase in common stock                          7,521
             Increase in additional paid-in capital       15,114,438
             Increase in accumulated deficit             (15,121,928)
                                                        ------------
             Net equity adjustment                      $         --
                                                        ============

        The following provides comparative financial statement information as restated compared to that previously reported:

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

2.       RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

                                                                         (As previously
                                                                            reported)      (As restated)
                                                                          ------------      ------------
STOCKHOLDERS' DEFICIENCY

   Preferred stock, 2,000,000 shares authorized:

     Series A convertible preferred stock, $.001 par value, 1,000,000
     shares authorized, no shares issued and outstanding                  $         --      $         --

     Series B convertible preferred stock, $.001 par value, 250,000 shares authorized, 147,364 and 116,412 shares issued and
     outstanding                                                                   147               116

   Common stock, $.001 par value, 300,000,000 shares authorized,
   92,502,057 and 100,023,393 shares issued and outstanding                     92,502           100,023

   Additional paid-in capital                                               15,361,698        30,476,136

   Accumulated deficit                                                     (15,615,988)      (30,737,916)
                                                                          ------------      ------------
   TOTAL STOCKHOLDERS' DEFICIENCY                                         $   (161,641)     $   (161,641)
                                                                          ============      ============



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

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

3.       MERGER (CONTINUED)

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

         As a result of the merger, AVP has 100,023,393 shares of common stock outstanding at June 30, 2005 and will have outstanding stock options and warrants to acquire AVP common stock aggregating 154,724,733 shares.

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

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

3.       MERGER (CONTINUED)

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

5.       NET INCOME(LOSS) PER BASIC AND DILUTED SHARE OF COMMON STOCK

         Basic earnings (loss) per share is calculated using the average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method. Options and other incremental shares to purchase 194,305,461 and 115,365,047 shares of common stock at June 30, 2005 and 2004, respectively, were excluded from the computation of diluted earnings (loss) per share as their effect would be anti-dilutive.

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

         If AVP had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, AVP's net loss would increase to the following pro forma amounts:

                                                            Three Months Ended June 30,          Six Months Ended June 30,
                                                          ------------------------------      ------------------------------
                                                              2005              2004              2005              2004
                                                          ------------      ------------      ------------      ------------
         Net income (loss) applicable to common
         stockholders, as reported                        $ (2,020,808)     $    406,689      $ (6,902,038)     $   (560,734)

         Less stock based employee compensation expense
         determined under fair-value-based methods for
         all awards, net of related tax effects             (4,479,997)          (33,322)       (4,479,997)          (66,644)
                                                          ------------      ------------      ------------      ------------

         Pro forma net income (loss)                      $ (6,500,805)     $    373,367      $(11,382,035)     $   (627,378)
                                                          ============      ============      ============      ============

         Net income (loss) per share of common stock:
         Basic and diluted
              As reported                                 $      (0.02)     $       0.01      $      (0.09)     $      (0.02)
                                                          ============      ============      ============      ============
              Pro forma                                   $      (0.07)     $       0.01      $      (0.16)     $      (0.02)
                                                          ============      ============      ============      ============


         The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the six months ended June 30, 2005 and 2004:

                                                                  Six Months
                                                                Ended June 30,
                                                    --------------------------------------
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

                                                                           Weighted Average
                                                       Number of Shares     Exercise Price
                                                       ----------------    ----------------
         Options outstanding at January 1, 2004           77,744,235        $      0.02
              Granted                                      7,654,849               0.16
              Exercised                                           --                 --
              Cancelled                                           --                 --
                                                         -----------        -----------
         Options outstanding at December 31, 2004         85,399,084               0.03
              Granted                                     32,095,930               0.22
              Converted Othnet options                     2,004,284               0.25
              Exercised                                           --                 --
              Cancelled                                           --                 --
                                                         -----------        -----------
         Options outstanding at June 30, 2005            119,499,298        $      0.09
                                                         ===========        ===========

         The weighted average fair value of options granted was $0.14 in 2005 and $-0- in 2004.

         The following table summarizes information about AVP's stock-based compensation plan at June 30, 2005:

         Options outstanding and exercisable by price range as of June 30, 2005:

                                              Options Outstanding                        Options Exercisable
                              --------------------------------------------------     -------------------------------
                                                    Weighted
                                                     Average           Weighted                           Weighted
                                                    Remaining          Average                            Average
             Range of             Number            Contractual        Exercise         Number            Exercise
         Exercise Prices        Outstanding        Life in Years        Price         Exercisable          Price
         -----------------    ----------------     -------------     -----------     --------------    -------------
         $  .00  -  .03            61,189,433          4.5                $0.00         61,189,433            $0.00
            .04  -  .09            16,554,802          8.2                 0.08          9,587,406             0.08
            .10  -  .16             7,654,849          3.8                 0.16          6,971,072             0.16
            .17  -  .25            34,100,214          4.0                 0.22         34,100,214             0.22
         -----------------    ----------------     -------------     -----------     --------------    -------------
         $  .00  -  .25           119,499,298          4.8                $0.09        111,848,126            $0.08
         =================    ================     =============     ===========     ==============    =============


         In connection with stock options granted to employees to purchase common stock, AVP did not record any stock-based compensation expense the six months ended June 30, 2005 and 2004.

                                    AVP, INC.
                          Notes to Financial Statements
                                   (Unaudited)

6.       STOCK OPTIONS (CONTINUED)

         Other Stock Options

         Non-qualified stock options granted to other individuals total 35,225,435 shares and expire from June 2006 to June 2010.

         The following table contains information on all of AVP's non-plan stock options for the period ended June 30, 2005 and the year ended December 31, 2004.

                                                                  Number of    Weighted Average
                                                                   Shares       Exercise Price
                                                                 ----------     --------------
         Options outstanding at January 1, 2004                   3,029,303     $     0.03
              Granted                                                    --             --
              Exercised                                                  --             --
              Cancelled                                                  --             --
                                                                 ----------     ----------
         Options outstanding at December 31, 2004                 3,029,303           0.03
              Granted                                            24,910,560           0.31
              Converted Othnet options                            7,285,572           0.24
              Exercised                                                  --             --
              Cancelled                                                  --             --
                                                                 ----------     ----------
         Options outstanding at June 30, 2005                    35,225,435     $     0.27
                                                                 ==========     ==========

         The weighted average fair value of options granted was $0.21 in 2005 and -0- in 2004.

         The following table summarizes information about AVP's non-qualified stock options at June 30, 2005:

         Options outstanding and exercisable by price range as of June 30, 2005:

                                              Options Outstanding                       Options Exercisable
                               ------------------------------------------------     -----------------------------
                                                    Weighted
                                                     Average         Weighted                          Weighted
                                                    Remaining         Average                           Average
             Range of              Number           Contractual      Exercise          Number          Exercise
          Exercise Prices       Outstanding        Life in Years       Price         Exercisable         Price
         ------------------    -------------     --------------    ------------     --------------    -----------
            $ .03 - .15           6,610,248           4.8                $0.09          6,610,248          $0.09
              .16 - .34          19,211,860           3.2                 0.22         19,211,860           0.22
              .35 - .50           9,403,327           4.5                 0.50          9,403,327           0.50
         ------------------    -------------     --------------    ------------     --------------    -----------
            $ .03 - .50          35,225,435           3.5                $0.27         35,225,435          $0.27
         ==================    =============     ==============    ============     ==============    ===========

         In connection with warrants granted to non-employees to purchase common stock as a result of the private placement, AVP recorded consulting expense of $5,211,988 and $-0- for the six months ended June 30, 2005 and 2004, respectively. Such amounts represent, for each non-employee stock option, the valuation under SFAS 123 on the date of the grant.

                                    AVP, INC.

                          Notes to Financial Statements
                                   (Unaudited)

7.       COMMITMENTS AND CONTINGENCIES

         Operating Lease

         AVP is obligated under a noncancellable operating lease for its office facilities. The lease expires March 31, 2010 subject to a five-year renewal option.

         The future minimum rental payments, excluding cost escalations, as of June 30, 2005 are as follows:

                  Years Ending December 31,
                  -------------------------
                           2005                              $   161,000
                           2006                                  329,000
                           2007                                  338,000
                           2008                                  347,000
                           2009                                  356,000
                        Thereafter                                91,000
                                                         ----------------
                           Total                             $ 1,622,000
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

Restatement of Financial Statements

Subsequent to December 31, 2004, management determined that the method of recording and reporting the merger in 2003 with Digital Media Campus, Inc. should have been reported as a transfer between entities under common control as if the merger had occurred January 1, 2003. As a result, AVP restated its financial statements for the years ended December 31, 2004 and 2003. The net effect of the restatement had no aggregate effect on AVP's stockholders' deficiency.

In addition, subsequent to September 30, 2005, management determined that certain Series B preferred stockholders converted their Series B preferred stock into common stock during the second quarter of 2005. However, the transactions were not properly recorded at the time they occurred. As a result, AVP is restating its financial statements for June 30, 2005.

The following table identifies the adjustments made to the previously released June 30, 2005 unaudited financial statements as a result of the restatements.

             Decrease in Series B preferred stock       $        (31)
             Increase in common stock                          7,521
             Increase in additional paid-in capital       15,114,438
             Increase in accumulated deficit             (15,121,928)
                                                        ------------
             Net equity adjustment                      $         --
                                                        ============

Results of Operations for the three months ended June 30, 2005 and 2004

-----------------------------------------------   -----------------------------
  Operating Income(Loss) and Net Income(Loss)              % Revenue
-----------------------------------------------   -----------------------------
                    Three Months Ended June 30,    Three Months Ended June 30,
                      2005              2004          2005              2004
                   -----------      -----------   -----------       -----------
Operating Loss     $(2,030,448)     $   427,091           (47%)               8%
Net Loss           $(2,020,808)     $   406,689           (47%)               7%

The 575% increase in the three month operating loss primarily reflects a $1,713,966 charge to consulting expense as a result of non-employee warrants valued under SFAS 123, a decrease of $1.2 million in recognized revenue for the three months ended June 30, 2005 (see "Revenue" section below), a decrease in amortization expense of $340,000, a decrease in event costs of $340,000, and a decrease in marketing costs of $160,000. In addition, there are $385,000 of merger-related legal costs, SEC reporting requirements costs, and consulting fees payable in connection with the merger and miscellaneous other expenses as well as budgeted 2005 salary increases which contributed to the increase in the quarterly operating loss for the three months ended June 30, 2005.

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

-------------------------------------------------------------
                  Summary Revenue
-------------------------------------------------------------

                                  Three Months Ended June 30,       Percentage
                                  ---------------------------        Increase
                                     2005             2004          (Decrease)
                                  ----------       ----------       ----------
Sponsorship                       $3,424,395       $4,733,414             (28%)
Activation Fees                      190,133          315,943             (40%)
Local Revenue                        458,348          214,452             114%
Miscellaneous Revenue                274,222          254,757               8%
                                  ----------       ----------
Total Revenue                     $4,347,098       $5,518,566             (22%)
                                  ==========       ==========

Sponsorship revenue for the three months ended June 30, 2005 decreased approximately $1.3 million as compared to the three months ended June 30, 2004. For the three months ended June 30, the average sponsorship revenue per event for 2005 and 2004 was $684,879 and $788,902, respectively. The decrease in sponsorship revenue was primarily due to only five events taking place in the three months ended June 30, 2005 (out of 14 events in 2005) compared to six events taking place in the three months ended June 30, 2004 (out of 12 events in 2004). Accordingly, only $3,424,395 of sponsorship revenue (out of $12.7 million of contracted for 2005 sponsorship revenue) is being allocated to the five events taking place in the three months ended June 30, 2005 compared to $4,733,414 of sponsorship revenue (out of $9.9 million of sponsorship revenue recognized in 2004) for the six events taking place in the three months ended June 30, 2004.

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

Operating Expenses

----------------------------------------------     ----------------------------
              Summary Costs                                % Revenue
----------------------------------------------     ----------------------------

                                                                                   (Increase)
                                                                                   Decrease as
                    Three Months Ended June 30,     Three Months Ended June 30,   % of Revenue
                        2005           2004           2005            2004        2005 vs. 2004
                     ----------     ----------     ----------      ----------      ----------
Event Costs          $2,769,579     $3,107,860             64%             56%             (8%)
Administrative        2,885,214      1,123,701             67%             20%            (47%)
Marketing               685,100        842,770             16%             15%             (1%)
Interest Expense         28,013         37,546              1%              1%              0%
                     ----------     ----------     ----------      ----------      ----------
Total Costs          $6,367,906     $5,111,877            148%             93%            (55%)
                     ==========     ==========     ==========      ==========      ==========


Event costs include the direct costs of producing an event and costs related to television airing of network broadcasted events. Event costs are recognized on an event-by-event basis and event costs billed and/or paid prior to their respective events are recorded as deferred costs and expensed at the time the event occurs.

The decrease of 11% in event costs was primarily due to one less event taking place during the three months ended June 30, 2005 compared to six events taking place during the three months ended June 30, 2004. For the three months ended June 30, the average event costs in 2005 and 2004 were $553,916 and $517,977, respectively, with a 8% increase in event costs as a percentage of revenue. The increase in event costs is primarily attributable to increases in prize money, increase in staging costs and an increase in equipment rentals which increases offset a decrease in event costs due to no cable time buy and no cable television production costs for the cable events.

The 157% increase in administrative costs primarily reflects a $1,713,966 charge to consulting expense as a result of non-employee warrants valued under SFAS 123 for warrants granted during the three months ended June 30, 2005. In addition, the increase in administrative costs includes merger-related legal costs, accounting fees, SEC reporting requirements, consulting fees payable in connection with the merger aggregating $385,000, and budgeted 2005 salary increases. The increase in administrative costs was offset by a decrease in amortization expense which resulted from the elimination of cable network deferred costs expensed in June 2004.

The decrease in marketing costs of $157,670 primarily resulted from a reduction in merchandise costs of $185,000 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Also contributing to the decrease was a reduction in activation costs of $22,000. The decreased marketing costs was offset by a $35,000 increase in AVPNext expenses and a $16,000 increase in public relation costs.

The decrease in interest expense of $9,533 reflects a reduction in debt.

-----------------------------------------------------------
Depreciation and Amortization Expense
-----------------------------------------------------------
                                                                Percentage
                                Three Months Ended June 30,      Increase
                                   2005             2004        (Decrease)
                                ----------       ----------     ----------
Depreciation Expense            $   39,992       $    2,102          1,803%
Amortization Expense                66,396          409,840            (84%)
                                ----------       ----------
Total                           $  106,388       $  411,942            (74%)
                                ==========       ==========

The increase in depreciation expense of $37,890 resulted from an increase in depreciable assets, including banners and flags and equipment; information technology equipment (e.g., servers); activation equipment (e.g., kiosks and digital information screens); and leasehold improvements (e.g., installation of an air conditioning unit in AVP's server room).

The decrease in amortization expense of $343,444 resulted from the elimination of cable network deferred costs expensed in June 2004.

Results of Operations for the six months ended June 30, 2005 and 2004

----------------------------------------------------------   ----------------------------------------
       Operating Loss and Net Loss                                        % Revenue
----------------------------------------------------------   ----------------------------------------
                          Six Months Ended June 30,                 Six Months Ended June 30,
                          2005                 2004                 2005                  2004
                   ------------------   ------------------   ------------------    ------------------
Operating Loss     $       (6,856,476)  $         (519,964)                (155%)                  (9%)
Net Loss           $       (6,902,038)  $         (560,734)                (156%)                 (10%)

The 1,219% increase in the six months operating loss primarily reflects a $5,211,988 charge to consulting expense as a result of non-employee warrants valued under SFAS 123, a decrease of $1,200,000 in recognized revenue for the six months ended June 30, 2005 (see "Revenue" section below), a decrease in amortization expense of $340,000, a decrease in event costs of $340,000, and a decrease in marketing costs of $75,000. In addition, there are $515,000 of merger-related legal costs, SEC reporting requirements costs, and consulting fees payable in connection with the merger and miscellaneous other expenses as well as budgeted 2005 salary increases which contributed to the increase in the quarterly operating loss for the six months ended June 30, 2005.

Revenue

--------------------------------------------------
                         Summary Revenue
--------------------------------------------------
                                                     Percentage
                       Six Months Ended June 30,      Increase
                          2005           2004        (Decrease)
                       ----------     ----------     ----------
Sponsorship            $3,424,395     $4,733,414            (28%)
Activation Fees           190,133        315,943            (40%)
Local Revenue             458,348        214,452            114%
Miscellaneous Revenue     393,534        325,088             21%
                       ----------     ----------
Total Revenue          $4,466,410     $5,588,897            (20%)
                       ==========     ==========

Sponsorship revenue for the six months ended June 30, 2005 decreased approximately $1.3 million as compared to the six months ended June 30, 2004. For the six months ended June 30, the average sponsorship revenue per event for 2005 and 2004 was $684,879 and $788,902, respectively. The decrease in sponsorship revenue was primarily due to only five events taking place in the six months ended June 30, 2005 (out of 14 events in 2005) compared to six events taking place in the six months ended June 30, 2004 (out of 12 events in 2004). Accordingly, only $3,424,395 of sponsorship revenue (out of $12.7 million of contracted for 2005 sponsorship revenue) is being allocated to the five events taking place in the six months ended June 30, 2005 compared to $4,733,414 of sponsorship revenue (out of $9.9 million of sponsorship revenue recognized in 2004) for the six events taking place in the six months ended June 30, 2004.

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

Operating Expenses

--------------------------------------------------------    --------------------------------
                     Summary Costs                                     % Revenue
--------------------------------------------------------    --------------------------------       (Increase)
                                                                                                  Decrease as
                              Six Months Ended June 30,           Six Months Ended June 30,       % of Revenue
                          2005               2004               2005              2004           2005 vs. 2004
                      --------------    ----------------    -------------     --------------    -----------------
Event Costs              $2,769,579         $ 3,107,860              63%                56%                 (7%)
Administrative            7,403,598           1,794,469             168%                32%               (136%)
Marketing                 1,096,700           1,171,755              25%                21%                 (4%)
Interest Expense             98,571              75,547               2%                 1%                 (1%)
                      --------------    ----------------    -------------     --------------    -----------------
Total Costs             $11,368,448         $ 6,149,631             258%               110%               (148%)
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

The decrease in event costs was primarily due to one less event taking place during the six months ended June 30, 2005 compared to six events taking place during the six months ended June 30, 2004. For the six months ended June 30, the average event costs in 2005 and 2004 were $553,916 and $517,977, respectively, with a 7% increase in event costs as a percentage of revenue. The increase in event costs is primarily attributable to increases in prize money, increase in staging costs and an increase in equipment rentals which increases offset a decrease in event costs due to no cable time buy and no cable television production costs for the cable events.

The 313% increase in administrative costs primarily reflects a $5,211,988 charge to consulting expense as a result of non-employee warrants valued under SFAS 123 for warrants granted on February 28, 2005 as a result of the merger. In addition, the increase in administrative costs includes merger-related legal costs, accounting fees, SEC reporting requirements, consulting fees payable in connection with the merger aggregating $515,000, and budgeted 2005 salary increases. The increase in administrative costs was offset by a decrease in amortization expense which resulted from the elimination of cable network deferred costs expensed in June 2004.

The decrease in marketing costs of $75,000 primarily resulted from a reduction in merchandise costs of $177,000 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Also contributing to the decrease was a reduction in activation costs of $22,000. The decreased marketing costs were offset by a $69,000 increase in public relation costs and a $33,000 increase in AVPNext expenses.

The 30% increase in interest expense of $23,024 is due to the interest incurred in connection with the $2,000,000 loan that AVP made to the Association in June 2004.

-----------------------------------------------------------
Depreciation and Amortization Expense
-----------------------------------------------------------
                                                                Percentage
                            Six Months Ended June 30,           Increase
                            2005                2004            (Decrease)
                      ------------------  -----------------  -----------------
Depreciation Expense  $           63,080  $           7,095                789%
Amortization Expense             130,692            493,707                (74%)
                      ------------------  -----------------
Total                 $          193,772  $         500,802                (61%)
                      ==================  =================

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

Liquidity and Capital Resources

Cash flows from operating activities for the six months ended June 30, 2005 and 2004 were $809,155 and $(858,694), respectively. Working capital deficiency, consisting of current assets less current liabilities, was $323,324 at June 30, 2005 and $149,886 at June 30, 2004. The negative working capital as of June 30, 2005 and 2004 resulted from deferred revenue being recognized for sponsorship payments received for events occurring after June 30, 2005 and 2004, respectively.

At June 30, 2005 and 2004, accounts receivable had decreased $414,527 and increased $258,153, respectively, and deferred revenues had increased $2,650,529 and decreased $263,250, respectively, over their respective amounts at December 31, 2004 and 2003, as AVP collects revenues prior to holding certain events. Deferred revenue increased as a result of the receipt of payments that will be recognized as revenue on an event-by-event basis.

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

ITEM 6.   EXHIBITS

     31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 - Certification of President and Chief Financial Officer Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of November 2005.

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