Form 10KSB
period 2005-12-31
AVP INC
filed 2006-04-17
CIK 930817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ____________

Commission File Number  005-79737

                                    AVP, INC.
              (Exact name of Small Business Issuer in its charter)

    DELAWARE                        7929                        98-0142664
(State or other              (Primary Standard               (I.R.S. employer
jurisdiction of          Industrial Classification        identification number)
incorporation                   Code Number)
or organization)

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB/A. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [_]

      The issuer's revenue, including interest income, for its most recent fiscal year was $15,693,312. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 13, 2006 was $14,540,728.

      As of March 13, 2006, the Registrant had approximately 12,765,000 shares of common stock outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE

Part I                             None

Part II                            None

Part III                           None

                           FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to AVP, Inc. (AVP) that are based on the beliefs and assumptions made by AVP's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of AVP with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report under the caption "Risk Factors" in Item 1. AVP does not intend to update these forward-looking statements.

                                Business Overview

AVP owns and operates the sole nationally recognized U.S. professional beach volleyball tour. AVP has more than 200 of the top professional players under exclusive contracts, as well as a base of spectators and television viewers that we believe represents an attractive audience for national, regional, and local sponsors. AVP's business includes establishing and managing tournaments; sponsorship sales and sales of broadcast, licensing, and trademark rights; sales of food, beverage, and merchandise at tournaments; contracting with players on the tour; and associated activities. AVP produced 14 men's and 14 women's professional beach volleyball tournaments throughout the United States in 2005 and has scheduled 16 each in 2006.

ITEM 1. Description of Business.

Business Development

We originally incorporated under the name Malone Road Investments, Ltd., on August 6, 1990, in the Isle of Man. We re-domesticated in the Turks and Caicos Islands in 1992 and subsequently domesticated as a Delaware corporation in 1994. Pursuant to Delaware law, we are deemed to have been incorporated in Delaware as of the date of our formation in the Isle of Man. We changed our name to PL Brands, Inc. in 1994; changed our name to Othnet, Inc. in March 2001; and changed our name to AVP, Inc. on March 9, 2005. Since December 2001 until the Merger (as defined below), we had no business operations other than to attempt to locate and consummate a business combination with an operating company.

AVP Acquisition

On February 28, 2005, Association of Volleyball Professionals, Inc. (the "Association") and a wholly owned subsidiary of AVP, then known as Othnet, Inc., consummated a merger pursuant to a merger agreement, signed in June 2004, as amended (the "Merger"). As a result of the Merger, the Association became our wholly owned subsidiary, and the Association's former stockholders (including holders of stock options and stock purchase warrants) beneficially owned 61.2% of all common stock beneficially owned by all beneficial owners of our capital stock. On December 16, 2005, AVP effectuated a 1-for-10 reverse stock split, which is reflected in all share amounts referred to in this report.

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

We produced 14 men's and 14 women's professional beach volleyball tournaments throughout the United States from April through October 2005. For 2006, we have scheduled 16 men's and 16 women's events to be held in Fort Lauderdale, FL; Tempe, AZ; Santa Barbara, CA; Huntington Beach, CA; Hermosa Beach, CA; Sacramento, CA; Seaside Heights, NJ; Atlanta, GA; Birmingham, AL; Chicago, IL; Manhattan Beach, CA; Brooklyn (Coney Island), NY; Boulder, CO; Cincinnati, OH; Las Vegas, NV; and Lake Tahoe, NV. Ten of the 16 cities are the same as last year. We have more than 200 of the top professional players under exclusive contracts, as well as a growing base of spectators and television viewers that we believe represent an attractive audience for national, regional, and local sponsors.

We believe that beach volleyball has potential for continuing commercial growth because of its popularity with a demographic group we believe is considered highly desirable by advertisers--educated, affluent, 18 to 34 year-old, consumers. Moreover, we believe that beach volleyball enjoys significant popularity in the United States and worldwide, as evidenced by National Broadcasting Company's strong television ratings and the attendance figures for beach volleyball at the 2004 Athens Summer Games.

      Sources of Revenue. We generate revenue principally as follows:

      o National Sponsorships: We currently generate by far the greatest amount of our revenue by selling to national sponsors fully integrated sponsorships, which include both advertising time during live or previously taped broadcasts of our tournaments and significant on-site exposure at the tournaments in the form of signage, interactive areas, and the like. In addition to paying for advertising time and on-site exposure, sponsors support the AVP tour through retail activation (e.g., national in-store promotions featuring our brand), media buys that support our events, and other promotional activities that support our brand (e.g., print ads and television commercials featuring AVP branding). National sponsors that have renewed their agreements with us or are new sponsors for 2006 include McDonald's, Microsoft (through 2007), Gatorade (through
            2009), Nature Valley, Nautica (through 2008), Paul Mitchell (through
            2008), Jose Cuervo Tequila (through 2008) and Wilson (through 2008). Many of our sponsors have been in place since 2003 or earlier.

                  The amount that we charge each national sponsor depends
            primarily on the number of network or cable advertising units that the national sponsor receives in our broadcasts, as well as the exposure that the national sponsor receives on-site at our tournaments. We hire independent marketing and promotional valuation companies each season to measure the benefits that national sponsors receive and provide these valuation results to our national sponsors to validate their investment in AVP. National sponsorship revenue accounted for 78% of revenue in 2005, with two national sponsors accounting for 27% of total revenue. We conduct national sponsorship sales primarily with our own sales staff.

      o Local Sponsorship Revenue: We also receive revenue from local and regional companies seeking to reach our fan base. We sell a variety of local packages at various financial levels intended to attract a wide range of businesses in each of the regions and cities where our tournaments take place. We rely on a combination of local event promoters, the sales forces of local market print, television, and radio stations, and our in-house sales staff to make local and regional sales.

      o Promoter Fee Revenue: In 2005, we entered an agreement with an event promoter in Cincinnati pursuant to which the promoter agreed to pay AVP a license fee in exchange for the right to exploit local revenue, including ticket sales, parking, concessions, and ancillary revenue. The event promoter was also required to pay for certain specified event expenses such as the stadium, sand, certain operational costs (hotel accommodations, certain event personnel, security, etc.), event permits, and marketing costs. In 2006, we expect to have similar arrangements with a total of eight promoters.

      o Activation Fees: We also receive revenue from AVP sponsors who wish to use AVP's sponsorship services and support personnel to create, build and/or implement on-site activation in support of their sponsorship. This revenue is recognized as activation fees rather than sponsorship revenue when the agreement with the sponsor specifically sets out specific activation services and fees that are payable in connection with the sponsor's sponsorship.

      o Corporate Hospitality: In 2005, we sold corporate "suites", as well as individual hospitality packages called "Beach Club Packages", which consisted of reserved seating areas and table seating, food, and beverages. In 2006, we plan to increase the amount of reserved seating and eliminate Beach Club Packages.

      o Ticket Sales: Increasingly, we are charging admission for events that previously were free to the general public. In 2005, we charged for general admission at 10 of our 14 men's and women's events and charged for reserved seating at all 14 events. In 2006, we expect to charge for general admission at 13 of 16 events and for reserved seating at all 16 events.

      o Food and Beverage Sales: We generate revenue through food, beverage, and beer sales at events where such concession rights are available. Generally, we engage a third-party concession operator to conduct this activity on our behalf.

      o International Television Licensing: We retain all international television rights to our network and cable broadcasts. Our events have been broadcast in such countries as China, South Korea, Japan, Canada, France, and Latin America in the past. We have engaged SFX, Inc. to license our television programming internationally in 2006.

      o Event Merchandising: We sell event merchandise on-site at our tournaments as well as through our website. Merchandise includes t-shirts, fitness wear, shorts, swimsuits, sweatshirts, hats, and other apparel. We entered a two-year agreement ending in 2006 with Anschutz Entertainment Group (AEG) for AEG to provide all merchandising services on our behalf at our tournaments, as well as to host our online store and assume responsibility for fulfillment.

      o Trademark Licensing and Other Ancillary Revenue: In addition to merchandising, we license our trademarks and logos to Wilson Sporting Goods Co., for volleyballs, and Sport Fun, Inc., for volleyball net systems.

      Distribution. We have distribution agreements with National Broadcasting Company (NBC) and Fox Broadcasting Company (FBC) to broadcast certain of our events on network television, and with Fox Sport Net (FSN) to broadcast the remainder of our events on cable and satellite television. By separate agreement, we contract with NBC, FBC and FSN for production of the programming.

      o NBC: NBC broadcast 15 hours of five of our events in 2005. We paid NBC a per program fee for such broadcast time and retained all of the commercial units in the broadcasts. We have arranged for 11 hours to be broadcast on NBC in 2006.

      o FBC: FBC will broadcast 3 hours of coverage of the men's and women's finals at two events in 2006. AVP retains all the commercial units in the broadcast. FBC will receive AVP common stock in exchange for the broadcast time and production.

      o FSN: FSN distributes our programming over cable and satellite television. In 2005, FSN broadcast over 45 hours of live or taped programming. For 2006, FSN will broadcast all 16 events (including replaying the NBC and FBC events). FSN will distribute the programming and provide production services in return for the same number of commercial units in the broadcasts as FSN received during 2005 and previously. AVP does not pay FSN any compensation for the broadcast time or television production services that FSN provides; FSN's only compensation is the commercial units that FSN retains in the broadcasts.

      Marketing. We market our tournaments and their broadcasts nationally, regionally, and locally. NBC and FBC promote the network tournaments nationally, while FSN promotes the cable tournaments through its regional cable network. We make promotional arrangements with newspapers and radio and television stations to advertise and promote our events locally. In addition, we engage public relations firms to generate interest and coverage of our events and broadcasts.

We maintain contact with volleyball enthusiasts and seek to increase our fan base through our AVPNext grassroots program.

AVPNext is an outreach program for volleyball players of all skill levels. The program features a national network of recreational tournament and league organizers, offers both children and adults of all skill levels opportunities to participate in the sport of volleyball through weekend tournaments, instructional camps/clinics, and recreational league play.

AVPNext also provides aspiring semi-pro players and high-level amateurs the opportunity to play against top-flight competition and potentially earn exemptions into our professional tournaments. The 2005 AVPNext circuit included 65 tournaments across the nation, mainly run by local promoters. The tournaments generally offered modest prize purses, an opportunity to establish a national ranking, and in some select tournaments an automatic entry into our professional tournaments.

      Operations. We own all of our events and, except for events that we license to local event promoters, we operate and conduct most AVP Tour operations and logistics in-house. These operations include:

      o Setting up the event, including loading and transporting the equipment to and from each event; building the volleyball courts; overseeing construction of stadiums by outside bleacher companies; mounting signage and inflatables for sponsors; and constructing media, hospitality, and local sponsorship areas;

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

To set up an event for a standard three-day tournament scheduled to begin on a Friday, we generally arrive on Monday and require three full days to complete construction. For tournaments that will be telecast live on NBC or FBC, we generally produce four-day events, and the preparations start earlier. We own four semi-trailers to transport all event equipment from a central warehouse located in Los Angeles to each site. To manage equipment hauling, we schedule AVP tour events to occur close to one another or to allow sufficient transportation time.

Each host city requires us to obtain a different set of permits to run an AVP Tour event, a majority of which the city provides without charge. Typical permits include event; filming; bleacher; fire and police departments; and food and concessions. Our staff supervises compliance with local regulations and permits.

Our exclusive contracts with more than 200 of the top men and women professional beach volleyball players in the United States prohibit the athletes from competing in non-AVP professional beach volleyball tournaments anywhere in the world, unless specifically provided for in the contract or otherwise agreed to by us. All players sign the same standard AVP player contract. The player contracts extend through December 31, 2008 and provide for:

      o a minimum amount of prize money during each year of the term ($3,000,000 in 2005, with $500,000 increases for each subsequent year);

      o     a minimum of ten men's and ten women's events per year;

      o     medical benefits for the top 100 ranked men's and women's players;
            and

      o restrictions as to the logos or insignias athletes may wear at AVP events.

In 2004, AVP also reserved 652,494 shares for issuance upon exercise of stock options allocated to the players based upon their performance during the 2004 season. These four-year stock options will become exercisable (at a price of $1.578 per share) upon effectiveness of a registration statement under the Securities Act. However, these options granted in 2004 to AVP players under AVP's 2002 Stock Option Plan were not exempt from registration or qualification under federal and state securities laws, and AVP did not obtain the required registrations or qualifications. As a result, AVP intends to make a rescission offer to the holders of these options within 30 days following the filing of our 2005 Annual Report on Form 10-KSB.

Each player is responsible for his or her own housing and travel to and from events. We provide players with food during the tournament and make medical services available in case of injury.

Other personnel essential to operating a successful event include:

      o     Officials and referees;

      o Local volunteers to assist in the operation of scoreboards and act as ball retrievers;

      o Local contract workers to sell tickets, operate concession areas, and supervise parking; and

      o Outside contractors to provide security, waste clean-up, and other services required in connection with the event.

We recognize that local support for an AVP tour event is critical to our success. We try to hold events in the same locations and at the same times every year, so that the volleyball tournaments become local civic events, enabling retailers and community leaders to anticipate and support the tournament annually. We work with city councils and local leaders and businesses to obtain financial, sales, logistic, marketing, and promotional support for our events. Communities often waive the cost of city services, recognizing the benefit of making our tournaments a regular event. Likewise, we coordinate youth or amateur tournaments and hold free volleyball clinics in connection with our events to generate local goodwill and enthusiasm.

Employees

Currently, we have 27 full-time employees and retain 4 independent contractors.

Competition

While we believe we have a loyal fan base, the sports and entertainment industry is highly competitive and is also subject to fluctuations in popularity, which are not easy to predict. Fundamentally, we compete for sponsorship revenue, television ratings, and fan base with other sports leagues and tours, entertainment programming, and other forms of leisure activities. Our success in these areas depends heavily on continuing to grow the sport's popularity and fan base.

Our programming is directed at a hard to reach demographic group--college-educated men and women aged 18 to 34, earning $50,000 or more per year--whom we believe are highly prized by advertisers: We compete for an audience that is fiercely contested.

We believe that our exclusive player contracts significantly reduce the likelihood that an attempt to establish a competing professional beach tour in the United States during the term of the contracts would be successful. Federation International de Volleyball (FIVB) sanctions a series of professional beach volleyball events in various countries throughout the world and sells sponsorships and television programming in connection with these events. We allow our players to compete in some FIVB events as provided for in our AVP player agreements. Our international television licensing competes with FIVB programming, and we will potentially face competition from the FIVB if we expand our events to non-United States locations. In addition, FIVB might claim the authority, but refuse, to sanction any AVP event in another country.

Reports to Security Holders

Annual reports. We deliver annual reports containing audited financial statements to security holders.

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

Risks Related to our Business

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES AND MAY NEVER BECOME PROFITABLE.

      AVP has operated at a loss since 2001, when current management was installed. Losses for 2005 and 2004 were $9,000,000 and $2,900,000, respectively. (The net loss of $9,000,000 includes a $5,600,000 charge to consulting expense as a result of non-employee warrants valuation.) We cannot predict whether our current or prospective business activities will ever generate enough revenue to be profitable. If we do not generate enough revenue to be profitable, our business might have to be discontinued, in which case, investors would lose all or most of their investment in AVP.

WE MAY REQUIRE ADDITIONAL FINANCING, AND ANY INABILITY TO OBTAIN ADDITIONAL FINANCING WHEN REQUIRED COULD CAUSE OUR BUSINESS TO FAIL.

      In 2005, our net use of cash from operations (cash receipts from revenue less operating disbursements, including overhead departments -- executive, administrative, marketing -- and event related disbursements) was approximately $180,000 per month. At this rate, we would use all of our cash on hand and current receivables by November 30, 2006, after settling registration rights penalties and estimated rescission expenses. However, lower revenue or increased expenses in 2006 could reduce this period. We are exploring raising equity financing to address this risk.

WE RELY ON SHORT-TERM SPONSORSHIP AGREEMENTS FOR MOST OF OUR REVENUE, SO WE CANNOT ASSURE, LONG TERM, THAT WE WILL RECEIVE SUFFICIENT CASH FLOW TO MAINTAIN THE VIABILITY OF OUR BUSINESS.

      In 2005, national sponsorship revenue accounted for 78% of revenue, and two national sponsors accounted for 27%. Of AVP's 15 sponsors in 2005, ten have agreements that extend to at least 2006; seven that extend to at least 2007; four that extend to at least 2008, and one through 2009. The sponsor that contributed the greatest amount of revenue for 2005 (17% of 2005 revenue) did not renew for 2006. Accordingly, AVP's continued operations will depend, among other things, on AVP's ability to renew current AVP sponsors and attract new sponsors, as well as increase sponsorship rates.

AVP'S MANAGEMENT BEGAN OPERATING AVP ONLY RECENTLY, MAKING AN ASSESSMENT OF MANAGEMENT'S FUTURE PERFORMANCE RELATIVELY DIFFICULT TO ASSESS.

      Our management began operating the Association in 2001 and AVP in 2005, so it has only a limited track record upon which investors can assess management's effectiveness. Consequently, investors are likely to have greater difficulty in accurately predicting whether an investment in AVP will be prosperous.

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

OUR SUCCESS DEPENDS ON FAN INTEREST, SO OUR BUSINESS COULD FAIL, IF WE ARE UNABLE TO MAINTAIN INTEREST IN OUR SPORT.

      Beach volleyball is a relatively new sport, so its continuing popularity cannot be assumed, unlike baseball, basketball, football, golf, or auto racing. Public tastes change frequently, so interest in beach volleyball may decline in the future. Our ability to generate revenue and earn profits would be threatened by a loss of popular interest in the sport. If we do not generate enough revenue to be profitable, our business might have to be discontinued, in which case, investors would lose all or most of their investment in AVP.

WE MAY BE UNABLE TO COMPETE WITH LARGER OR MORE ESTABLISHED SPORTS LEAGUES FOR CORPORATE ADVERTISING BUDGETS.

      We face a large and growing number of competitors in the sports and entertainment industry. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than does AVP. As a result, certain of these competitors may be in better positions to obtain corporate advertising. AVP cannot be sure that it will be able to compete successfully with existing or new competitors.

THERE ARE ONLY A FEW MAJOR BROADCAST AND CABLE NETWORKS THAT CAN DISTRIBUTE OUR PROGRAMMING TO A SUFFICIENTLY LARGE AUDIENCE, SO WE HAVE ONLY VERY LIMITED ALTERNATIVES IF ONE OR MORE OF OUR TELEVISION DISTRIBUTORS PERFORMS UNSATISFACTORILY, INSISTS ON UNFAVORABLE CONTRACT TERMS, OR ELECTS NOT TO CARRY OUR PROGRAMMING.

      We require widespread distribution of our programming to interest sponsors and other advertisers. There are only four major broadcast networks and only several major cable networks that provide sufficient market reach, so our choices are limited, and our future ability to enter into distribution agreements with major broadcast and/or cable networks cannot be assured. If we are unable to make suitable distribution arrangements, we likely would incur losses that impair investors' investments in AVP. If we are unable to secure distribution after the expiration of our FSN, FBC and/or NBC agreements, our business will be materially adversely affected.

DIFFICULTY IN RETAINING CURRENT PLAYERS OR RECRUITING FUTURE PLAYERS COULD IMPAIR OUR PROSPECTS.

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

IF WE ARE UNABLE TO HIRE ADDITIONAL NEEDED PERSONNEL, OUR GROWTH PROSPECTS WILL BE LIMITED, OR OUR OPERATIONS MAY BE IMPAIRED.

      Our business requires uniquely trained and experienced professionals, and our success depends in large part upon our ability to attract, develop, motivate, and retain highly skilled personnel. Qualified employees will be a limited resource for the foreseeable future. Our chief financial officer lacks experience in public accounting or as a public company principal financial officer. As a new company with little history, we may have particular difficulty hiring qualified personnel. If we are unable to retain necessary personnel, our business probably will suffer, and investors may incur losses on their investment in AVP.

Risks Relating to our Securities

WE ARE SUBJECT TO CASH PENALTIES UNDER A REGISTRATION RIGHTS AGREEMENT, WHICH COULD DEPRIVE US OF WORKING CAPITAL.

      We agreed to register for resale the shares of common stock underlying the Series B Preferred Stock we issued. The agreement provides that if the registration statement did not become effective by June 28, 2005, we must pay a penalty to the purchasers of the Series B Preferred Stock of approximately $50,000 for each month that the penalty condition is not satisfied, until August 28, 2005, when the monthly penalty increased to $100,000 for each month. AVP incurred a total of $311,505 in cash penalties. AVP's liquidity, and therefore, our chances of business success, may be reduced by paying these penalties.

WE WILL MAKE A RESCISSION OFFER TO PLAYERS WHO WERE GRANTED STOCK OPTIONS IN 2004, WHICH, IF ACCEPTED IN ITS ENTIRETY, WOULD REQUIRE US TO PAY THE PLAYERS $240,000, INCLUDING INTEREST, FROM THE DATE OF THEIR 2004 EXCLUSIVITY AGREEMENTS.

      In our exclusivity agreements with our players, we agreed to grant stock options to eligible AVP players based upon their performance results. The share amounts were allocated following the 2004 season.

      These options granted under AVP's 2002 Stock Option Plan were not exempt from registration or qualification under federal and state securities laws, and AVP did not obtain the required registrations or qualifications. As a result, we intend therefore to offer to repurchase the options at a price of $0.3156 per share subject to the option, which price equals 20% of the options' per share exercise price. If every player accepted the rescission offer, we would pay a total of $240,000, including interest as of December 31, 2005.

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

SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE, INCLUDING SHARES ISSUABLE UPON CONVERSION OR EXERCISE OF OUTSTANDING SECURITIES, CAN DEPRESS MARKET PRICES.

      Legal restrictions on the sale by former Association stockholders of approximately 4,624,512 shares of common stock lapsed on February 28, 2006. Sales of these shares may now be made pursuant to Securities Act Rule 144, which, in AVP's case, permits a holder in each three-month period to sell shares in an amount up to 1% of the outstanding class, subject to procedural conditions. All restrictions will lapse respecting 2,828,800 shares on February 28, 2007. An additional 13,342,026 shares of common stock are reserved for issuance upon conversion or exercise of convertible preferred stock, stock options, and stock purchase warrants. The market's recognition that a large amount of stock might enter the market suddenly can depress market prices.

POTENTIAL CONTROL BY MANAGEMENT.

      Currently, all AVP directors and officers as a group hold AVP voting securities representing approximately 14.1% of the votes that can be cast by holders of all AVP voting securities. If AVP's management exercised all rights to acquire AVP voting stock held by them, and no other holder of securities exercisable for AVP voting securities did so, AVP's management would control approximately 49.4% of votes that could be cast. If, in addition, all other holders of AVP rights to acquire AVP voting stock exercised those rights, AVP's management would hold about 45.5% of the outstanding votes. In the former case, AVP's management, as a practical matter, could elect all directors and take any other action authorized for stockholders to take (other than actions requiring the class vote of holders of Series B Preferred Stock). In the latter case, although management would not control a majority of the outstanding votes, its 45.5% ownership would give it a strong advantage in regard to election of directors or other action requiring stockholder approval, because management would need holders of more than 4.5% of the votes to vote for management's proposals. Defeat of a management proposal would require votes against by holders of more than 91.7% of all votes held my non-management stockholders, a very difficult amount to achieve.

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

ITEM 2.  Description of Property.

We maintain the following properties:

We lease approximately 12,000 square feet of office space in Los Angeles, California, which houses our executive and administrative offices, with annual base rent of approximately $308,000. The lease expires March 31, 2010, subject to a five-year renewal option.

We sublease approximately 4,500 square feet of warehouse space in Gardena, California pursuant to a sublease that expires on February 15, 2008, with annual base cost of approximately $34,000. The space is used for storing tournament equipment, and our trucks are parked there.

We believe that our current facilities are sufficient for our needs.

ITEM 3. Legal proceedings.

A complaint was filed by Carl Schneider and Schneider Productions, LLC on October 24, 2005 in the United States District Court, Central District of California, in which the plaintiffs seek damages for copyright infringement in connection with the allegedly unauthorized use of a still photograph in a television commercial that was broadcast on NBC and FSN in 2005.

Discovery has not yet commenced and therefore management is unable to determine or predict the outcome of this claim or the impact, if any, on the Company's financial condition or results of operations. Accordingly, the Company has not recorded a provision for this matter in its financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

ITEM 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The price of our common stock is quoted on the OTCBB under the symbol "AVPI." Until March 21, 2005, our common stock traded on the OTCBB under the symbol "ONET," and until December 16, 2005, our common stock traded on the OTCBB under the symbol "AVPN."

As of March 13, 2006, we had 12,764,225 shares of common stock outstanding.

The following table sets forth certain information with respect to the high and low market prices of our common stock for each quarter of 2005 and 2004. Price information has been retroactively adjusted for the 1-for-10 reverse stock split effected December 16, 2005.

Year    Period             High    Low
----    --------------    -----   ----
2005    Fourth Quarter    $2.00   $1.20
        Third Quarter      2.60    1.40
        Second Quarter     3.40    1.40
        First Quarter      4.40    3.20

2004    Fourth Quarter     4.70    2.60
        Third Quarter      5.40    2.10
        Second Quarter     3.80    1.60
        First Quarter      4.20    1.70


The high and low prices are based on the average bid and ask prices for common stock, as reported by the OTCBB. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Stockholders

As of March 13, 2006, there were 340 holders of record of our common stock.

Transfer Agent

Our transfer agent is U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Suite 200, Glendale, CA 91204-2991. Our transfer agent's telephone number is
(818) 502-1404.

Dividends

We have never declared or paid any cash dividends, and we expect to not do so for the foreseeable future. We expect to retain earnings, if any, to fund our business.

Information regarding AVP's equity compensation plans, as of December 31, 2005, is set forth in the table below:

                                                                        Weighted average
                                            Number of Securities to     exercise price of
                                            be issued upon exercise     outstanding              Number of securities
                                            of outstanding options,     options,                 remaining available
Plan Category                               warrants and rights         warrants and rights      for future issuance
-------------                               -----------------------     -------------------      --------------------
                                                     (a)                        (b)                      (c)
Equity compensation plans approved by
   security holders                                              --      $               --                        --

Equity compensation plans not
   approved by security holders                          12,318,193                    0.84                17,681,807
                                            -----------------------     -------------------      --------------------
Total                                                    12,318,193      $             0.84                17,681,807
                                            =======================     ===================      ====================

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

Overview

AVP owns and operates professional beach volleyball tournaments in the United States. AVP's revenue comes from national, regional, and local sponsorships; ticket sales (general and reserved admissions); corporate hospitality sales; food and beverage sales; promoter fees; merchandise sales; trademark licensing; and other ancillary sources.

AVP operates its business through its wholly owned subsidiary, the Association, the predecessor of which was founded in 1983 by AVP's current CEO, Leonard Armato, and top players, under the name Association of Volleyball Professionals. In 1990, to concentrate on other business, Mr. Armato left the company, which continued under management of the players, but declared bankruptcy in 1999. Mr. Armato bought control of the company in 2001 through the Association and signed more than 100 of beach volleyball's top players. Since then, the Association has steadily expanded its tour, sponsorships, and revenue.

On February 28, 2005, the Association consummated the Merger with Othnet Merger Sub, Inc., a wholly owned subsidiary of AVP, as a result of which the Association became AVP's wholly owned subsidiary. Consummation of the Merger changed the Association's name to its current name, AVP Pro Beach Volleyball Tour, Inc., and AVP's name was changed to its current name, AVP, Inc., on March 9, 2005.

For all disclosures referencing shares issued, per share amounts, and other disclosures relating to equity, amounts have been retroactively restated to reflect share quantities as altered by the terms of the Merger Agreement, the increase in authorized shares, and the one-for-ten stock split.

Results of Operations

Year Ended December 31, 2005 versus December 31, 2004

Operating Income (Loss) and Net Income (Loss)
----------------------------------------------------------------------------    -------------------------------------
               Operating Income (Loss) and Net Income (Loss)                                % of Revenue
----------------------------------------------------------------------------    -------------------------------------
                                            2005                 2004                 2005                2004
                                      -----------------    -----------------    -----------------    ----------------
Operating Income (Loss)                   $(8,908,127)         $(2,694,427)                (57)%               (22)%
Net Income (Loss)                         $(8,963,956)         $(2,873,112)                (58)%               (23)%


The 231% increase in annual operating loss in 2005 primarily reflects a $5,640,132 charge to consulting expense, as a result of non-employee warrants valuation under SFAS 123, and $1,259,646 of Merger-related legal costs, SEC reporting requirements costs, and consulting fees payable in connection with the Merger, and the related financing and registration of securities. Such charges and costs were partially offset by a 27% increase in revenue in 2005.

Excluding such warrant consulting expense, Merger-related costs and fees, SEC reporting requirement costs, and financial registration costs and fees, net loss for the year ended December 31, 2005 would have been approximately $2,064,178 compared to $2,873,112 for 2004, a decrease of 28%.

Revenue
---------------------------------------------------------------------
                          Summary Revenue
---------------------------------------------------------------------    Percentage
                                    2005               2004               Increase
                                                                         (Decrease)
                               ---------------    ---------------      ---------------
Sponsorship                      $ 12,918,471        $ 9,918,117                  30%
Activation Fees                       638,300            838,776                (24)%
Local Revenue                       1,241,222            608,928                 104%
Miscellaneous Revenue                 783,289            943,184                (17)%
                               ---------------    ---------------

Total Revenue                    $ 15,581,282        $12,309,005                  27%
                               ===============    ===============


Revenue per event averaged $1,112,949 in 2005 (based on 14 events), compared with $1,025,750 in 2004 (based on 12 events).

Sponsorship Revenue. The 30% increase in national, regional, and local sponsorship revenue was primarily due to an increase in contracted-for annual sponsorship revenue, from $9.9 million in 2004 to $12.9 million in 2005. The increase in contracted-for sponsorship revenue reflects increases in the number of events, the amount of network and cable commercial units included in sponsorship packages, and the prices paid by national sponsors for commercial units and on-site exposure. Several 2005 AVP sponsors (including the sponsor responsible for 17% of 2005 revenue) did not renew for 2006. AVP's revenue for 2006 and beyond will depend primarily on our ability to sign new sponsors to replace non-renewing sponsors, re-sign existing sponsors, and increase the rates of our sponsorship fees. In addition, we entered into an agreement with an event promoter in Cincinnati in 2005 pursuant to which the promoter paid AVP a license fee in exchange for the exclusive right to exploit local revenue, including local sponsorship, ticket sales, parking, concessions, and ancillary revenue. This license fee was included in sponsorship revenue for 2005. AVP expects to have similar arrangements with a total of eight promoters in 2006.

Activation Fees. The decrease in activation fees resulted primarily from two 2004 sponsors who used AVP's activation services not returning in 2005. In 2005, a total of 8 sponsors engaged AVP to create, build and/or implement on-site activation programs on behalf of those sponsors. One of the 2005 sponsors that is not returning in 2006 utilized AVP's sponsorship activation services in 2005. AVP's activation fees in 2006 will depend on our ability to have returning sponsors as well as new sponsors elect to utilize our sponsorship activation services in support of their AVP sponsorships.

A detailed analysis of local and miscellaneous sources of revenue for 2005 and 2004 follows:

--------------------------------------------------------------------------------
                        Local and Miscellaneous Revenue
--------------------------------------------------------------------------------

                                                    2005              2004              Percentage Increase
                                              --------------------------------------------------------------------
Local Revenue
    Ticket Sales                                    $  620,319         $ 304,875                            103%
    Registration Fees                                  176,265           126,506                             39%
    Beach Club (Corporate Hospitality)                 260,580           123,688                            111%
    Suites                                             119,821                 -                              -
    Food and Beverages                                  64,237            53,859                             19%
                                              -----------------------------------
                                                    $1,241,222         $ 608,928                            104%
                                              ===================================

                                                    2005              2004        Percentage Increase/(Decrease)
                                              --------------------------------------------------------------------
Miscellaneous Revenue
    Trademark Licensing                              $ 396,806         $ 339,740                             17%
    Merchandising                                      108,948           327,182                           (67)%
    Site Fees and State Grants                          60,000           116,935                           (49)%
    Grass-Roots Marketing                              120,680            81,627                             48%
    International Television Licensing                  37,143            75,000                           (50)%
    Other                                               59,712             2,700                           2112%
                                              -----------------------------------
                                                     $ 783,289         $ 943,184                           (17)%
                                              ===================================

Local Revenue. The increase in local revenue primarily reflects increases in the number of events, the number of events at which AVP charged for general or reserved seating, the amount charged for general admission and reserved seating, and intensified local marketing and sales efforts. In 2005, AVP charged for general admission at ten events compared with six in 2004. The increase in reserved seating and Beach Club (individual hospitality) revenue in 2005 primarily reflects increased local sales efforts and promotion at each AVP event. For 2006, the Company has decided to eliminate Beach Club seating and instead add additional reserved seating, which management believes will result in higher margins. AVP also enhanced its stadium in 2005 and included corporate/luxury suites which AVP sold in local markets. AVP expects corporate suite sales to increase over time as AVP markets and promotes their availability and benefits.

Miscellaneous Revenue. Miscellaneous revenue primarily decreased because AVP recognized merchandise licensing revenue in 2005 based upon a royalty received from AEG, AVP's event merchandiser, as opposed to gross merchandise revenue received by AVP in 2004 when AVP handled all merchandising operations in-house. AVP engaged AEG for 2005 and 2006 to sell AVP-branded products at events and undertake fulfillment of online sales. AVP receives a royalty on all merchandising revenue. In 2004, AVP performed all merchandising services in-house, and gross merchandising revenue was included in miscellaneous revenue (with costs of goods sold included in operating expenses under marketing costs).

The remaining decrease in miscellaneous revenue in 2005 stemmed from a small decline in site fees for one event and a decline in recognized international television licensing. AVP expects site fees to be reduced in 2006, as AVP expects to license local revenue to local event promoters at, approximately half the events, rather than retaining local revenue including site fees. Grass-roots marketing revenue primarily reflects an increase in the number of memberships sold as well as an increase in the price of memberships. To reduce logistical issues, AVP will be reducing membership prices in 2006 and member benefits accordingly (e.g. no free t-shirt with membership). International television licensing revenue decreased from $75,000 in 2004 to $37,143 in recognized revenue in 2005 as a result of AVP's uncertainty as to how much earned international television licensing revenue shall be paid to AVP by its 2005 licensing agent, Jones Sagansky Broadcast Group. AVP terminated its agreement with Jones Sagansky Broadcast Group in 2005 and has engaged SFX, Inc. to license our international television rights in 2006.

Gross Profit
----------------------------------------------------------------------------
                              Gross Profit
----------------------------------------------------------------------------

                                   2005                       2004
                           ----------------------     ----------------------
Revenue                              $15,581,282               $ 12,309,005
Event Costs                           11,512,511                  9,125,829
                           ----------------------     ----------------------
Gross Profit                         $ 4,068,771               $  3,183,176
                           ======================     ======================
Gross Profit %                               26%                         26%
                           ======================     ======================


AVP's gross profit for 2005 increased to approximately $4.1 million, or 28% above gross profit in 2004, primarily due to an increase in sponsorship revenue. The gross margin percentage achieved in 2005 remained unchanged from the prior year's, despite the increase in sponsorship revenue, primarily due to increases in prize money, staging costs, and advertising costs. In 2004, AVP and the players extended the exclusive player agreements through December 31, 2008, and, as part of this extension, AVP agreed to increase prize money from $1.6 million in 2004 to $3.0 million in 2005 and by $500,000 in 2006, 2007, and 2008.
Accordingly, management expects prize money to increase at significantly lower rates in those years, compared with the increase between 2004 and 2005.

Staging costs also increased as a result of AVP's using an enhanced stadium for its 2005 events, which included corporate suites at all events. While staging costs are expected to increase at AVP events where AVP is responsible for overseeing construction of the stadium due to increased transportation and labor costs, management expects increased corporate suite sales at the events to offset this increase in staging costs. Management expects gross profit margins to increase in the future through increases in its sponsorship revenue without corresponding increases in event costs, as well as by increasing the number of agreements with event promoters.

Operating Expenses
---------------------------------------------------------------    --------------------------------
                        Summary Costs                                       % of Revenue
---------------------------------------------------------------    --------------------------------        Increase
                                                                                                         (Decrease) in
                                                                                                         % of Revenue
                                 2005                2004              2005              2004            2005 vs. 2004
                            ---------------     ---------------    --------------    --------------     ----------------
Event Costs                   $ 11,512,511         $ 9,125,829               74%               74%                  0%
Administrative                  10,529,096           3,442,479               68%               28%                 40%
Marketing                        2,447,802           2,435,124               16%               20%                (4)%
Interest Expense                   167,859             245,870                1%                2%                (1)%
                            ---------------     ---------------    --------------    --------------     ----------------
Total Costs                   $ 24,657,268         $15,249,302              159%              124%                 35%
                            ===============     ===============    ==============    ==============     ================


Event costs include the direct cost of producing an event and costs related to television airing. Event costs are recognized on an event-by-event basis, and event costs billed and/or paid prior to their respective events are recorded as deferred costs and expensed at the time the event occurs. Event costs in 2005 increased 26%, primarily as a result of the number of events and increases in the size and scope of events to accommodate and entertain a larger fan base, including a larger stadium build. Event costs as a percentage of revenue remained unchanged at 74% between 2004 and 2005. In 2005, we entered an agreement with an event promoter in Cincinnati pursuant to which the promoter was required to pay for some event expenses such as stadium, sand, certain operation costs (hotel accommodations, certain event personnel, security, etc.), event permits, and marketing and promotion costs. AVP expects to have similar arrangements with a total of eight promoters in 2006.

Administrative costs rose 206% in 2005, due primarily to charges and expenses related to the Merger and financing and registration statement filing. The increase in administrative costs includes a $5,640,132 charge to stock compensation for non-employee warrants valued under SFAS 123 for warrants granted on February 28, 2005, as a result of the Merger. The increase in administrative costs also includes increases in Merger-related legal costs of $346,804, accounting fees of $263,820, SEC filing and registration costs of $483,510, and consulting fees payable in connection with the Merger of $165,512, as well as increases in depreciation expense and budgeted 2005 salaries. Such increases in administrative costs were partially offset by a decrease in amortization expense resulting from the elimination of cable network deferred costs expensed in 2004.

Marketing costs included increases in AVPNext marketing expenditures and public relations costs to $339,266 in 2005, compared with $185,120 in 2004. These increases were partially offset by a reduction in amortization of commissions owed to a related party, Management Plus Enterprises (MPE), for sponsorship sales services provided in 2001 and 2002, as well as reductions in activation costs and promotion.

Interest expense in 2005 decreased 32% from 2004, due to repayment and conversion of short-term debt.

-----------------------------------------------------------------------------------
Depreciation and Amortization Expense
-----------------------------------------------------------------------------------       Percentage
                                                                                           Increase
                                                 2005                  2004               (Decrease)
                                           ------------------    ------------------    ------------------

Depreciation Expense                               $ 164,148             $  57,561                   185%
Amortization Expense                                 261,382               688,437                  (62)%
                                           ------------------    ------------------
                                                   $ 425,530             $ 745,998                  (43)%
                                           ==================    ==================

The increase in depreciation expense of $106,587 resulted from an increase in depreciable assets, including banners and flags and equipment; information technology equipment (e.g., servers); activation equipment (e.g., kiosks and digital information screens); and leasehold improvements (e.g., installation of an air conditioning unit in AVP's server room).

Amortization expense decreased 62% from 2004, primarily due to the absence in 2005 of cable network deferred costs that amounted to $387,500 in 2004. The decrease in amortization expense was also due to a decline in amortization of MPE deferred commission costs. Deferred commissions charged to operations were $253,339 in 2005, compared to $294,904 in 2004. The underlying MPE sponsorship sales service contract provided for reduced commission rates from year to year.

-----------------------------------------------------------------------------------
Interest Income
-----------------------------------------------------------------------------------       Percentage
                                                  2005                 2004                Increase
                                             ----------------    ------------------    ------------------
    Interest Income                                 $112,030               $67,185                     67%


The increase in interest income of $44,845 reflects interest earned on the proceeds realized from the private placement consummated on February 28, 2005 ("Units Offering").

Liquidity and Capital Resources

Cash flows from operating activities for 2005 and 2004 were $(2,145,569) and $(1,185,774), respectively. Working capital deficiency, consisting of current assets less current liabilities, was $1,197,861 at December 31, 2005 and $3,604,731 at December 31, 2004. The negative working capital for the year ended December 31, 2005 resulted from increased accounts payable and accrued expenses related to the Merger and the delayed effectiveness of the registration statement. The negative working capital for the year ended December 31, 2004 resulted from an increase in debt, including $2,000,000 of short-term bridge financing debt.

At December 31, 2005 and 2004, accounts receivable had decreased $125,135 and increased $169,442, respectively, and deferred revenues had decreased $284,050 and increased $275,050, respectively, over their respective amounts at December 31, 2005 and 2004, as AVP collects revenues prior to holding certain events.

If sponsorship revenue in 2006 is less than AVP anticipates, current working capital could be insufficient to sustain AVP's operations without significantly reducing costs and expenses in connection with the events. Accordingly, AVP is exploring raising equity financing to address this potential risk.

Capital expenditures for the year ended December 31, 2005 and 2004 were $370,131 and $228,416, respectively. During year ended December 31, 2005, AVP purchased sand for certain AVP events not held on beaches, tents, banners and flags and a trailer for the tour season, as well as computer equipment for AVP's corporate office.

Cash flows provided from financing activities for 2005 and 2004 were $2,921,512 and $1,816,667, respectively. Upon consummation of the Units Offering on February 28, 2005, AVP realized proceeds of $4,247,023, net of offering costs of $753,038.

Pursuant to the Units Offering, the Series "B" investors were entitled to penalties if the shares were not registered within four months following the closing. The registration was not declared effective until November 1, 2005. AVP has paid $31,357 of the $311,505 in registration penalties as of December 31, 2005.

In June 2004, the Association borrowed $2,000,000 from AVP, at an interest rate of 10% per annum, through a series of debentures payable to AVP. As part of the Merger, this inter-company indebtedness was cancelled. In addition, NBC and Fox had the right to put their redeemable Series A preferred stock investment back to the Association at the end of the 2005 and 2006 seasons for the amount of their respective investments. Prior to the merger, both NBC and Fox agreed to waive their put rights and converted the Association redeemable preferred stock holdings aggregating $3,657,600 into AVP common stock.

In 2005, AVP repaid $950,000 on a note payable owed to Management Plus Enterprises, Inc., a related party, in connection with sponsorship sales services, $200,000 to holders of the bridge financing notes, and $183,333 to Major League Volleyball, Inc.

Critical Accounting Policies

Revenue and Expense Recognition

The majority of AVP's revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes sponsorship revenue during the tour season, as the events occur and collection is reasonably assured, in the proportion that prize money for an event bears to total prize money for the season. Cash collected before the related events are recorded as deferred revenue. Event costs are recognized on an event-by-event basis. Event costs billed and/or paid before the related events are recorded as deferred costs and expensed at the time the event occurs.

AVP also derives additional revenue from activation services, event ticket sales, concession rights, event merchandising, promoter fees, licensing, and sanctioning fees. Revenues and expenses from the foregoing ancillary activities are recognized on an event-by-event basis as the revenues are realized and collection is reasonably assured. Licensing revenue is recognized as royalties are earned and collection is reasonably assured.

Income Taxes

AVP accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred taxes to the amount that is more likely than not to be realized.

Recently Issued Accounting Standards

In May 2003, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement also includes required disclosures for financial instruments within the scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise became effective as of January 1, 2004, except for certain mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R). FIN 46 replaces the earlier version of this interpretation issued in January 2003. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. Immediate application is required in financial statements of nonpublic entities that have interests in variable interest entities created after December 31, 2003 and interests in all other variable interest entities by the beginning of the first annual period beginning after December 15, 2004.

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

Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock - Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair - value - based method of accounting for share - based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair - value - based method been used. Public entities that file as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. AVP is in the process of evaluating the impact of the adoption of SFAS 123(R) on its financial position or results of operations for 2006. However, it is anticipated that the adoption of this standard will have a materially adverse effect on AVP's results of operations in the event AVP issues options or warrants in 2006.

In February 2006, the FASB issued the new standard, "Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Instruments," which is an amendment of FASB Statements No. 133 and 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have any impact on AVP's financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

ITEM 7. Financial Statements.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

Report of Independent Registered Public Accounting Firm..............       F-1

Consolidated Balance Sheet as of December 31, 2005...................       F-2

Consolidated Statements of Operations for the Years Ended
  December 31, 2005 and 2004.........................................       F-3

Consolidated Statements of Changes in Stockholders' Deficiency
   for the Years Ended December 31, 2005 and 2004....................       F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2005 and 2004.........................................       F-5

Notes to Consolidated Financial Statements...........................       F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AVP, Inc.

We have audited the accompanying consolidated balance sheet of AVP, Inc. and subsidiary (AVP) as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of AVP's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AVP as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

Mayer Hoffman McCann P.C.
Los Angeles, California
February 28, 2006, except for paragraph 3 of Note 15, as to which the date is April 13, 2006

                                    AVP, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                         December 31,
                                                                             2005
                                                                        -------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $  1,143,345
     Accounts receivable, net of
       allowance for doubtful accounts of $49,232                             484,770
     Prepaid expenses                                                         158,054
     Current portion of investment in sales-type lease                        145,768
                                                                        -------------

     TOTAL CURRENT ASSETS                                                $  1,931,937
                                                                        -------------

PROPERTY AND EQUIPMENT, net                                                   288,409
                                                                        -------------

OTHER ASSETS
     Investment in sales-type lease                                           416,551
     Other assets                                                              38,641
                                                                        -------------

     TOTAL OTHER ASSETS                                                       455,192
                                                                        -------------

     TOTAL ASSETS                                                        $  2,675,538
                                                                        =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Notes payable                                                       $    600,071
     Accounts payable                                                         711,303
     Accrued expenses                                                       1,576,435
     Accrued interest                                                         125,989
     Deferred revenue                                                         116,000
                                                                        -------------

     TOTAL CURRENT LIABILITIES                                              3,129,798
                                                                        -------------

OTHER LIABILITIES
     Long-term deferred revenue                                               150,000
                                                                        -------------

     TOTAL LIABILITIES                                                      3,279,798
                                                                        -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

     Preferred stock, 2,000,000 shares authorized:

       Series A convertible preferred stock, $.001 par value,
       1,000,000 shares authorized, no shares issued and outstanding                -

       Series B convertible preferred stock, $.001 par value, 250,000
       shares authorized, 94,488 shares issued and outstanding                     94

     Common stock, $.001 par value, 80,000,000 shares authorized,
     11,669,931 shares issued and outstanding                                  11,670

     Additional paid-in capital                                            32,183,810

     Accumulated deficit                                                  (32,799,834)
                                                                        -------------

     TOTAL STOCKHOLDERS' DEFICIENCY                                          (604,260)
                                                                        -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $  2,675,538
                                                                        =============

                 See notes to consolidated financial statements

                                    AVP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended December 31,
                                                 2005            2004
                                             ------------    -----------
REVENUE
     Sponsorships                            $ 12,918,471    $ 9,918,117
     Other                                      2,662,811      2,390,888
                                             ------------    -----------
                                               15,581,282     12,309,005

     TOTAL REVENUE

EVENT COSTS                                    11,512,511      9,125,829
                                             ------------    -----------

     Gross Profit                               4,068,771      3,183,176
                                             ------------    -----------

OPERATING EXPENSES
     Marketing                                  2,447,802      2,435,124
     Administrative                             4,769,687      3,442,479
     Impairment loss for fixed assets             119,277             --
     Stock compensation expense                 5,640,132             --
                                             ------------    -----------
     TOTAL OPERATING EXPENSES                  12,976,898      5,877,603
                                             ------------    -----------
OPERATING LOSS                                 (8,908,127)    (2,694,427)

OTHER INCOME (EXPENSE)
     Interest expense                            (167,859)      (245,870)
     Interest income                              112,030         67,185
                                             ------------    -----------
     TOTAL OTHER INCOME (EXPENSE)                 (55,829)      (178,685)
                                             ------------    -----------

LOSS BEFORE INCOME TAXES                       (8,963,956)    (2,873,112)

INCOME TAXES                                           --             --
                                             ------------    -----------

NET LOSS                                     $ (8,963,956)   $(2,873,112)
                                             ============    ===========

Basic and diluted loss per share             $      (1.03)   $     (0.97)
                                             ============    ===========

Weighted average common shares outstanding      8,681,388      2,973,861
                                             ============    ===========

                 See notes to consolidated financial statements

                                    AVP, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                           Series A                  Series B
                                          Preferred Stock        Preferred Stock                  Common Stock
                                      --------------------    -----------------------    --------------------------------


                                      Shares      Amount        Shares       Amount          Shares            Amount
                                      --------    --------    -----------    --------    ----------------    ------------
Balance, January 1, 2004                    -       $   -              -       $   -           2,973,861         $ 2,974

Net loss                                    -           -              -           -                   -               -
                                      --------    --------    -----------    --------    ----------------    ------------

Balance, December 31, 2004                  -           -              -           -           2,973,861           2,974

Merger of AVP, Inc. into the
Association ("the reverse merger")          -           -              -           -           2,251,474           2,251

Conversion of 10% convertible notes
payable                                     -           -              -           -           1,707,683           1,708

Conversion of Series A redeemable
preferred stock                             -           -              -           -           2,317,188           2,317

Private placement units (net of
offering costs of $753,038)                 -           -        147,364         147                   -               -

Conversion of Series B Preferred
Stock to common stock                       -           -        (52,876)        (53)          1,284,877           1,285

Payment of accrued registration
penalty in common stock                     -           -              -           -               5,587               6

Conversion of AEG note payable to
common stock                                -           -              -           -           1,129,261           1,129

Compensation expense from issuance
of warrants                                 -           -              -           -                   -               -

Net loss                                    -           -              -           -                   -               -
                                      --------    --------    -----------    --------    ----------------    ------------

Balance, December 31, 2005                  -       $   -         94,488     $     94          11,669,931        $11,670
                                      ========    ========    ===========    ========    ================    ============



                                       Additional                                Total
                                         Paid-in          Accumulated        Stockholders'
                                         Capital            Deficit            Deficiency
                                      --------------    ----------------    -----------------
Balance, January 1, 2004               $ 16,118,266      $ (20,962,766)       $  (4,841,526)

Net loss                                           -        (2,873,112)          (2,873,112)
                                      --------------    ----------------    -----------------

Balance, December 31, 2004               16,118,266        (23,835,878)          (7,714,638)

Merger of AVP, Inc. into the
Association ("the reverse merger")         (954,175)                 -             (951,924)

Conversion of 10% convertible notes
payable                                   2,288,640                  -            2,290,348

Conversion of Series A redeemable
preferred stock                           3,655,283                  -            3,657,600

Private placement units (net of
offering costs of $753,038)               4,246,876                  -            4,247,023

Conversion of Series B Preferred
Stock to common stock                        (1,232)                 -                    -

Payment of accrued registration
penalty in common stock                       7,816                  -                7,822

Conversion of AEG note payable to
common stock                              1,182,204                  -            1,183,333

Compensation expense from issuance
of warrants                               5,640,132                  -            5,640,132

Net loss                                          -         (8,963,956)          (8,963,956)
                                      --------------    ----------------    -----------------

Balance, December 31, 2005             $ 32,183,810      $ (32,799,834)       $    (604,260)
                                      ==============    ================    =================

                 See notes to consolidated financial statements

                                                     AVP, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                              2005           2004
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                             $(8,963,956)   $(2,873,112)
     Adjustments to reconcile net loss to net cash flows from operating activities:
         Depreciation and amortization of property and equipment              164,148         57,561
         Loss on impairment of property and equipment                         119,277             --
         Interest income on investment in sales-type lease                    (39,596)       (67,185)
         Amortization of deferred commissions                                 253,339        294,904
         Other amortization                                                     8,043          6,033
         Amortization of deferred costs                                            --      1,352,100
         Allowance for doubtful accounts                                       39,232         10,000
         Compensation from issuance of stock options and warrants           5,640,132             --
     Decrease (increase) in operating assets:
         Accounts receivable                                                  125,135       (169,442)
         Investment in and due from joint venture                                  --        291,084
         Prepaid expenses                                                    (131,448)       (26,606)
         Other assets                                                          (3,946)        (1,305)
     Increase (decrease) in operating liabilities:
         Accounts payable                                                     396,504       (625,052)
         Accrued expenses                                                     589,955        211,950
         Accrued officer compensation                                         (43,208)      (167,625)
         Accrued interest                                                      (7,308)       245,871
         Deferred revenue                                                    (284,050)       275,050
                                                                          -----------    -----------
         NET CASH FLOWS FROM OPERATING ACTIVITIES                          (2,137,747)    (1,185,774)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in property and equipment                                    (370,131)      (228,416)
     Investment in sales-type lease                                           105,600        158,400
                                                                          -----------    -----------
         NET CASH FLOWS FROM INVESTING ACTIVITIES                            (264,531)       (70,016)
                                                                          -----------    -----------

                 See notes to consolidated financial statements

                                    AVP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                                                                          Year Ended December 31,
                                                                            2005           2004
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of capital stock                                $ 5,000,061    $        --
     Offering costs                                                        (753,038)            --
     Proceeds from borrowing                                                     --      2,000,000
     Debt repayments                                                     (1,333,333)      (183,333)
                                                                        -----------    -----------
         NET CASH FLOWS FROM FINANCING ACTIVITIES                         2,913,690      1,816,667
                                                                        -----------    -----------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                          511,412        560,877

         CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       631,933         71,056
                                                                        -----------    -----------

         CASH AND CASH EQUIVALENTS, END OF YEAR                         $ 1,143,345    $   631,933
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
     Cash paid during the year for:
     Interest                                                           $    86,159    $    48,939
                                                                        ===========    ===========
     Income taxes                                                       $       800    $        --
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING INFORMATION

     Net liabilities assumed in merger
         Cash                                                           $     4,217    $        --
         Accounts payable                                                  (261,857)            --
         Accrued expenses                                                  (173,934)            --
                                                                        -----------    -----------
                                                                        $  (431,574)   $        --
                                                                        ===========    ===========

     Conversion of Association redeemable preferred stock into common
     stock                                                              $ 3,657,600    $        --
                                                                        ===========    ===========

     Conversion of 10% convertible notes payable into common stock      $ 2,290,348    $        --
                                                                        ===========    ===========

     Conversion of AEG note payable to common stock                     $ 1,183,333    $        --
                                                                        ===========    ===========
     Payment of accrued registration penalty in common stock            $     7,822    $        --
                                                                        ===========    ===========

                 See notes to consolidated financial statements

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

AVP, Inc. (AVP), domesticated in Delaware on August 6, 1990, is the sole stockholder of AVP Pro Beach Volleyball Tour, Inc. f/k/a Association of Volleyball Professionals, Inc., a Delaware corporation (the "Association"), which is the sole nationally recognized men's and women's U.S. professional beach volleyball tour. AVP conducts professional beach volleyball activities in the United States, including tournaments, sponsorships sales, broadcast rights, licensing and trademark agreements, sales of food, beverage and merchandise at tournaments, player contracts and other associated activities.

On July 28, 2003, the Association merged with Digital Media Campus, Inc. (DMC), its then sole stockholder, in a transaction accounted for as a transfer between entities under common control with the Association as the surviving entity. The accompanying financial statements have been prepared including the net assets and results of operations of DMC as if the merger occurred January 1, 2003.

2. MERGER

On February 28, 2005, upon filing a certificate of merger with the Delaware Secretary of State, a wholly owned subsidiary of AVP named Othnet Merger Sub, Inc., a Delaware corporation, and the Association consummated a merger pursuant to an Agreement and Plan of Merger dated as of June 29, 2004, as amended. As a result of the merger, the Association, which survived the merger, became AVP's wholly owned subsidiary, and AVP issued to Association stockholders common stock.

In the second half of 2004, AVP issued $2,360,000 principal amount of 10% convertible notes and, as required by the merger agreement, loaned $2,000,000 of the proceeds of the notes to the Association (the notes were issued in units that included common stock and common stock purchase warrants) (the "Bridge Financing"). It was a condition to the closing of the merger, among other things, that at least $2,000,000 principal amount of the notes (and accrued interest) be converted into common stock. Another condition was the closing of a private placement of units of Series B Convertible Preferred Stock and common stock purchase warrants, gross proceeds of which was $5,000,061 (the "Units Offering"), concurrently with the merger closing.

Each share of Series B preferred stock is convertible into 24.3 shares of AVP common stock and carries the number of votes that equals the number of shares into which it is convertible.

In accordance with the merger agreement, the outstanding shares of the Association's common stock were converted into 2,973,861 shares of AVP common stock. The Association also had outstanding options and warrants that, as a result of the merger agreement, now represent the right to purchase 8,842,839 shares of AVP common stock.

As part of the merger, the Association's preferred stockholders converted $3,657,600 of redeemable preferred stock into 2,317,188 shares of AVP common stock. In addition, as part of the merger, holders of Bridge Financing convertible notes converted $2.1 million into 1,707,672 shares of AVP common stock. In February 2005, the two television networks waived their put rights on their redeemable Series A preferred stock that AVP previously issued to them, and subsequently converted the preferred stock into common stock pursuant to the merger.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. MERGER (CONTINUED)

Concurrent with the merger, AVP raised $5,000,061 through the Units Offering, representing 147,364 shares of Series B Convertible Preferred Stock, which are convertible into 3,580,945 shares of AVP common stock.

In conjunction with the merger, AVP was obligated to grant warrants to purchase 5,677,590 shares of common stock as consideration for services that facilitated the merger.

Upon consummation of the merger and the private offering, the Association's former stockholders held common stock entitling them to cast 58.22% of votes entitled to be cast at an election of AVP directors; the Association's executive officers became AVP's executive officers; and Association designees constituted a majority of the Board of Directors.

Because AVP was a publicly traded shell corporation at the time of the merger, the transaction is being accounted for as a capital transaction; the equivalent of AVP's issuing stock for the Association's net assets, accompanied by a recapitalization of AVP. The accounting is identical to that resulting from a reverse acquisition, except that there are no adjustments to the historical carrying values of the assets and liabilities of the Association.

Accordingly, the Association, which was the acquired entity from the legal standpoint, is the acquirer from the accounting standpoint, and AVP, which was the acquirer from the legal standpoint, is the accounting acquiree.

On March 9, 2005, Othnet changed its name to its current name, AVP, Inc.

AVP agreed to register for resale the shares of common stock underlying the Series B preferred stock. The agreement provided that if a registration statement was not filed by April 15, 2005 or did not become effective by June 28, 2005, AVP must pay a penalty to the Series B preferred stock stockholder of approximately $50,000 for each month that the penalty condition was not satisfied, until August 28, 2005, when the monthly penalty increased to $100,000 for each month. The registration statement became effective on November 1, 2005 and, accordingly, AVP incurred $311,505 in penalties.

On August 23, 2005 the stockholders gave approval to amend the Articles of Incorporation increasing the number of authorized shares of common stock to 300,000,000 shares and to amend the Articles of Incorporation to effect a 1 for 10 reverse stock split. The Articles of Incorporation were subsequently amended to reduce the authorized shares of common stock to 80,000,000.

As such, for all disclosures referencing shares authorized and issued, shares reserved for issuance, per share amounts and other disclosures relating to equity, amounts have been retroactively restated to reflect share quantities as altered by the terms of the merger agreement, the authorization of additional shares and the reverse stock split, which was effective on December 16, 2005.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                              Basis of Presentation

The consolidated financial statements include the accounts of AVP and its significant subsidiary in which a controlling interest is held. All intercompany transactions have been eliminated.

                                Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                                Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include acquisition liabilities associated with the Othnet merger, accrued expenses, allowances for doubtful accounts, useful lives for depreciation and amortization, loss contingencies, income taxes and tax valuation reserves. Actual results could differ materially from these estimates.

                         Revenue and Expense Recognition

The majority of AVP's revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes sponsorship revenue during the tour, as the events occur and collection is reasonably assured, in the proportion that prize money for an event bears to total prize money for the season. Cash collected before the related events are recorded as deferred revenue. Event costs are recognized on an event-by-event basis. Event costs billed and/or paid before the related events are recorded as deferred costs and expensed at the time the event occurs.

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

                       Fair Value of Financial Instruments

AVP considers the recorded carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and notes payable to approximate their respective fair values because of the short maturities of these instruments.

                            Cash and Cash Equivalents

Cash equivalent consists primarily of cash, money market account, and accounts receivable with an initial term of less than three months.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                               Accounts Receivable

Accounts receivable consist primarily of amounts due from sponsors and licensees for sponsorship fees and royalties, respectively. Such amounts are billed when due under the terms of the respective sponsorship agreements, or, in the case of royalties, when earned. AVP performs ongoing credit evaluations of its customers and extends credit without requiring collateral. AVP does not accrue finance or interest charges on outstanding receivable balances. Accounts receivable are carried at outstanding principal less any allowance for doubtful accounts. The Company writes off uncollectible receivables against the allowance for doubtful accounts when the likelihood of collection is remote. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts, based on the history of past write-offs, collections, and current credit condition. The allowance for doubtful accounts was $49,232 as of December 31, 2005.

             Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject AVP to a concentration of credit risk consist principally of accounts receivable and uninsured cash deposits. AVP places its cash deposits with what management believes are high-credit quality financial institutions. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000. Concentrations of credit risk with respect to accounts receivable are present due to the small number of customers comprising the Company's customer base. However, the credit risk is reduced through the Company's efforts to monitor its exposure for credit losses and by maintaining allowances, if necessary. Two sponsors accounted for approximately 27% of the Company's total revenue during 2005 and one sponsor accounted for approximately 18% of the Company's total revenue during 2004. At December 31, 2005, three customers accounted for approximately 48% of the Company's outstanding accounts receivable balance.

                          Depreciation and Amortization

Depreciation and amortization of property and equipment are provided for using the straight-line method over the estimated useful lives of the assets as follows:

              Assets                      Useful Lives
------------------------------------    ------------------
Furniture and equipment                 3 years
Transportation equipment                3 years


Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

                                Long-Lived Assets

In accordance with SFAS No. 144, when facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the estimated undiscounted future cash flows. If the estimated undiscounted future cash flows are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. In addition, the remaining estimated useful life or amortization period for the impaired asset would be reassessed and revised if necessary. During 2005, AVP recognized an impairment loss of $119,277 for property and equipment that was impaired and no longer used in operations since the sponsor and the event for which such property and equipment were used did not renew for 2006.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                             Bartering Transactions

AVP barters advertising for products and services. Revenue and related expenses from barter transactions are recorded at fair value in accordance with EITF 99-17, Accounting for Advertising Barter Transactions. Revenue from barter transactions is recognized in accordance with AVP's revenue recognition policies. Expenses for barter transactions are generally recognized as incurred.

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

                                   Advertising

AVP advertises primarily through radio and print media for each specific event. Most of AVP's advertising is event specific. AVP's policy is to expense advertising costs, including production costs, as incurred. Advertising expense charged to operations was $675,277 in 2005 and $646,394 in 2004.

                                  Income Taxes

AVP accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred taxes to the amount that is more likely than not to be realized.

                            Stock Based Compensation

AVP accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of AVP's common stock and the amount an employee must pay to acquire the stock. The expense associated with stock-based compensation is amortized over the periods the employee performs the related services, generally the vesting period, consistent with the multiple option method described in Financial Accounting Standards Board Interpretation (FIN) No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

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

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                      Stock Based Compensation (Continued)

AVP adopted SFAS No. 148 effective for the year ended December 31, 2002, and has elected to continue to account for its stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees", until January 2006, at which time AVP will be required to adopt SFAS No. 123(R). Under APB 25, compensation expense is recognized over the vesting period based on the excess of the fair market value over the exercise price on the grant date. If AVP had elected to recognize compensation expense based upon the fair value at the grant date for options under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, AVP's net loss would increase to the following pro forma amounts:

                                               Year Ended December 31,
                                          ----------------------------------
                                               2005               2004
                                          ---------------    ---------------

Net loss applicable to common
stockholders, as reported                   $(8,963,956)       $(2,873,112)

Less, stock-based employee compensation
expense determined under
fair-value-based methods for all
awards, net of related tax effects           (4,686,689)          (133,288)
                                          ---------------    ---------------

Pro forma net loss                         $(13,650,645)       $(3,006,400)
                                          ===============    ===============

Basic and diluted loss per share of
common stock:
     As reported                               $  (1.03)          $  (0.97)
                                          ===============    ===============
     Pro forma                                 $  (1.57)          $  (1.01)
                                          ===============    ===============


The fair value of these options was estimated at the dates of grant using the Black-Scholes option pricing model, with the following assumptions for the years ended December 31, 2005 and 2004:

                                           Year Ended December 31,
                                   ----------------------------------------
                                          2005                  2004
                                   -------------------    -----------------
Risk-free interest rate               3.66 - 4.37%          3.86 - 4.19%
Expected life                        4 to 10 years         4 to 10 years
Expected volatility                       100%                   0%
Expected dividend yield                    0%                    0%

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                      Recently Issued Accounting Standards

In May 2003, FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement also includes required disclosures for financial instruments within its scope. For AVP, the Statement was effective for instruments made or modified after May 31, 2003 and otherwise became effective as of January 1, 2004, except for certain mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement became effective January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R (revised December 2003), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51 (FIN 46R). FIN 46R replaces the earlier version of this interpretation issued in January 2003. FIN 46R addresses the consolidation by business enterprises of variable interest entities as defined. Immediate application is required in financial statements of nonpublic entities that have interests in variable interest entities created after December 31, 2003 and interests in all other variable interest entities by the beginning of the first annual period beginning after December 15, 2004.

FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Special provisions apply to enterprises that have fully or partially applied Interpretation 46 ("Interpretation") prior to issuance of this Interpretation. Otherwise, application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by small business issuers, to entities other than special-purpose entities and by nonpublic entities and all other types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying this Interpretation. The adoption of the Interpretation did not have any impact on AVP's financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...". SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal".

In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151, which are to be applied prospectively, shall become effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of this Statement is not expected to have any impact on AVP's financial statements.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Recently Issued Accounting Standards (Continued)

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets", which amended APB Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS No. 153, which is to be applied prospectively, amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date the Statement was issued. The adoption of this Statement is not expected have any impact on AVP's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share - Based Payment." Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share - based payment transactions be recognized in financial statements. That cost will be measured based upon the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share - based compensation arrangements including share options, restricted share plans, performance - based awards, share appreciation rights, and employee share purchase plans.

Statement 123(R) replaces FASB Statement No. 123, "Accounting for Stock - Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair - value - based method of accounting for share - based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair - value - based method been used. Public entities that file as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. AVP is in the process of evaluating the impact of the adoption of SFAS 123(R) on its financial position or results of operations for 2006. However, it is anticipated that the adoption of this standard will have a materially adverse effect on AVP's results of operations.

In February 2006, the FASB issued the new standard, Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Instruments," which is an amendment of FASB Statements No. 133 and 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have any impact on AVP's financial position or results of operations.

              Net Loss per Basic and Diluted Share of Common Stock

Basic earnings (loss) per share is calculated using the average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Net Loss per Basic and Diluted Share of Common Stock (Continued)

The following options, warrants and other incremental shares to purchase shares of common stock were excluded from the computation of diluted earnings (loss) per share for the periods presented as their effect would be antidilutive.

                                Year Ended December 31,
                                -----------------------
                                   2005         2004
                                ----------   ----------
Options and Warrants            15,482,688    8,842,838
Convertible Debt                        --    1,129,261
Redeemable Series A Preferred
Stock                                   --    2,317,188
Series B Preferred Stock         2,296,060           --
                                ----------   ----------
Total                           17,778,748   12,289,287
                                ==========   ==========


4. RESCISSION OFFER

Options granted in 2004 to AVP players under AVP's 2002 Stock Option Plan were not exempt from registration or qualification under federal and state securities laws, and AVP did not obtain the required registrations or qualifications. As a result, AVP intends to make a rescission offer to the holders of these options beginning within 30 days following the filing of AVP's 2005 Annual Report on Form 10-KSB. If this rescission is accepted by all players to whom it is made, AVP could be required to make aggregate payments of up to $240,000, which includes statutory interest, based on options outstanding as of December 31, 2005. AVP may continue to be liable under federal and state securities laws for amounts with respect to which the rescission offer is not accepted. As management believes there is only a remote likelihood the rescission offer will be accepted by option holders in an amount that would result in a material expenditure by AVP, no liability has been recorded. Management does not believe that this rescission offer will have a material effect on AVP's financial position, results of operations or cash flows.

5. DEFERRED COMMISSION - RELATED PARTY

On April 6, 2003, AVP acquired from Management Plus Enterprises, Inc, (MPE), a corporation owned by an officer, director and stockholder, the ownership interests to MPE Sales, LLC, whose only asset was the right to receive certain commissions that MPE was entitled to receive under a sponsorship sales agreement between the Association and MPE. The aggregate cost of acquiring the rights of $1,366,737 was charged to operations over the term of the related sponsorship agreements and projected revenues thereunder. The deferred commissions were fully amortized as of December 31, 2005.

Deferred commissions charged to operations aggregated $253,339 in 2005 and $294,904 in 2004.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consists of:

Cost
   Furniture and equipment                                          $   395,415
   Transportation equipment                                              49,836
   Leasehold improvements                                                23,704
                                                                 ---------------
     Total cost                                                         468,955

Less, accumulated depreciation and
amortization                                                           (180,546)
                                                                 ---------------

     Net property and equipment                                     $   288,409
                                                                 ===============


Depreciation and amortization expense for property and equipment charged to operations was $164,148 in 2005 and $57,561 in 2004.

7. INVESTMENT IN SALES-TYPE LEASE

In 2001, AVP leased furniture and equipment associated with a former office facility to a third party in a lease classified as a sales-type lease. The unearned lease income is being amortized to income over the lease term, using the effective interest method. The lease expires in October 2008. AVP's investment in the sales-type lease at December 31, 2005 is as follows:

Minimum lease payments                                           $      501,600
Estimated unguaranteed residual value                                   183,600
Less unearned lease income                                             (122,881)
                                                                 --------------
Investment in sales-type lease, net                              $      562,319
                                                                 ==============


The following is a schedule of future minimum lease payments to be received under the investment in sales-type lease:

Years Ending December 31,
-------------------------

         2006                                                        $ 211,200
         2007                                                          158,400
         2008                                                          132,000
                                                                     ---------
         Total                                                       $ 501,600
                                                                     =========


The lease obligation is collateralized by the underlying assets.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. RELATED PARTY TRANSACTIONS

During 2004, in connection with the Bridge Financing, the Association issued debentures aggregating $2,000,000 to Othnet, with whom Association had entered into a merger agreement. The convertible promissory note holders had the right to convert the principal amount of the note and accrued interest, based on a conversion price of the lower of $5.60 per share of common stock or 85% of the offering price in the next round of financing of Othnet common stock, as defined in the convertible promissory note. As part of the consummated merger, on February 28, 2005, $2.1 million of the $2.36 million convertible promissory notes and accrued interest were converted into common stock.

In April 2003, AVP issued a $1,366,737 promissory note to MPE with whom Leonard Armato, the Chief Executive Officer and Chairman of the Board of Directors of the Company was affiliated. This note constituted the purchase price delivered by AVP to MPE for the interests in MPE Sales, LLC. The debenture was payable in installments through January 2006 plus interest at a rate of 3.75% per annum. During 2005, $950,000 in principal was repaid under this obligation.

In 2004, AVP entered in a consulting agreement with a shareholder/member of AVP's Board of Directors to provide financial consulting services regarding AVP's operations and fund-raising efforts. He also participated in merger negotiations between the Association and AVP, as well as terms of financings with the broker dealer of the Units Offering. For his services, this non-management director received compensation equal to $150,000 in cash plus an additional 527,213 in warrants. Prior to 2004, this non-management director received 120,903 warrants for his service on our Board of Directors, and he received 126,811 warrants in 2005 as a result of the merger. AVP recognized consulting expense of $100,000 in 2004 and $50,000 in 2005.

In February 2005, AVP entered a consulting agreement with Montecito Capital Partners, LLC ("Montecito"), a firm controlled by one of AVP's non-management directors. Under the terms of the agreement, Montecito provides various management consulting services to AVP, including, but not limited to strategic planning and marketing. The agreement obligates AVP to pay $20,000 per month to services through February 2006. Total consulting fees of $200,000 were charged to operations during 2005 under this agreement.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NOTES PAYABLE

Notes payable consist of the following:

Related party note dated April 2003, payable in installments through January
2006 plus interest at 3.75% per annum. The related party agreed to defer payments due August 2003, January 2004, and August 2004, aggregating to
$700,000, until February 2005. In connection with the merger, the related party agreed to defer payments due August 2005 and January 2006, aggregating $416,737,
until February 28, 2006.                                                           $ 416,737

Convertible note dated July 2003 payable to a former stockholder in annual installments of $183,333, plus interest at 5% per annum, through November 2006.
Beginning November 2004, the note holder may exchange the unpaid principal and any unpaid interest for shares of Common Stock of AVP at a per share price equal to the per share price paid to AVP under AVP's most recent round of equity financing. The borrowings are collateralized by AVP's accounts receivable and
property and equipment.                                                              183,334
                                                                                   ---------

Total Notes Payable                                                                $ 600,071
                                                                                   =========


10. STOCKHOLDERS' EQUITY

                                 Capitalization

Outstanding shares and their par value give effect to the merger with Othnet, and the authorization of additional shares in August 2005, and the effectiveness of the reverse stock split.

                                Stock Transaction

In February 2005, 2,251,474 shares of Common Stock were issued as result of the "reverse merger" with Othnet Merger Sub, Inc.; 1,707,672 shares of Common Stock were issued as a result of the conversion of 10% convertible notes payable, and 147,364 shares of Series "B" preferred stock convertible into 3,580,945 shares of common stock were issued in a private placement offering.

In February 2005, 2,317,188 shares of Common Stock were issued as a result of the conversion of redeemable Association Series "A" preferred stock.

In December 2005, 52,876 shares of Series "B" preferred stock were converted into 1,284,887 shares of common stock, and Anschutz Entertainment Group, Inc. ("AEG"), exercised its option to convert its $1,000,000 principal convertible promissory note plus accrued interest into 1,129,261 shares of Company Common Stock. The conversion satisfied all of the Company's obligations under the agreements pursuant to which the convertible note was issued. Also, in December 2005, AVP agreed to issue 5,587 shares of Common Stock to Series "B" stockholders in lieu of cash penalty payments of liquidated damages.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK OPTIONS

                               Stock Option Plans

On August 23, 2005, the stockholders approved the adoption of the 2005 Stock Incentive Plan. Under the 2005 Plan, AVP may grant awards of stock options (including stock purchase warrants) and restricted stock grants to its officers, directors, employees, consultants, players, and independent contractors. AVP may issue an aggregate of 30,000,000 shares of its common stock under the 2005 Plan, including approximately 14,000,000 shares subject to management warrants and options converted from stock options to purchase shares of the Association, pursuant to the merger agreement. AVP may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, and options, warrants, and other rights to buy AVP's common stock that are not qualified as incentive stock options. No stock options may be granted at an exercise price less than the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to holders of more than 10% of AVP's Common Stock must be at least 110% of the fair market value of the Common Stock on the date of grant. Stock options granted under the 2005 Plan will expire no more than ten years from the date on which the option is granted, unless the Board of Directors determines an alternative termination date. If incentive stock options are granted to holders of more than 10% of AVP's Common Stock, such options will expire no more than five (5) years from the date the option is granted. Except as otherwise determined by the Board of Directors or the Compensation Committee, stock options granted under the 2005 Plan will vest and become exercisable on the anniversary of the date of grant of such option at a rate of 25% per year over four years from the date of grant.

The exercise price of each optioned share is determined by the Committee; however the exercise price for incentive stock options will not be less than 100%, and in the case of a nonqualified stock option, not less than 85%, of the fair market value of the optioned shares on the date of grant. The expiration date of each option shall be determined by the Committee at the date of grant; however, in no circumstances shall the option be exercisable after 10 years from the date of grant.

The following table, as restated, contains information on the stock options under the Plan for the years ended December 31, 2005 and 2004. The outstanding options expire from April 2008 to September 2013.


                                                              Weighted Average
                                           Number of Shares    Exercise Price
                                           ----------------   ----------------
Options outstanding at January 1, 2004            7,774,423   $            .19
    Granted                                         780,818               1.60
    Exercised                                            --                 --
    Cancelled                                            --                 --
                                           ----------------   ----------------
Options outstanding at December 31, 2004          8,555,241                .32
    Granted                                       3,259,593               2.19
    Converted Othnet options                        200,428               2.50
    Exercised                                            --                 --
    Cancelled                                            --                 --
                                           ----------------   ----------------
Options outstanding at December 31, 2005         12,015,262   $            .87
                                           ================   ================


The weighted average fair value per share of options granted was $1.41 in 2005 and $ -0- in 2004.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK OPTIONS (CONTINUED)

                         Stock Option Plans (Continued)

The following table summarizes information about AVP's stock-based compensation plan at December 31, 2005:

Options outstanding and exercisable by price range as of December 31, 2005:

                            Options Outstanding                Options Exercisable
                    --------------------------------------   ----------------------
                                    Weighted
                                     Average      Weighted                 Weighted
    Range of                        Remaining     Average                  Average
    Exercise          Number       Contractual    Exercise     Number      Exercise
     Prices         Outstanding   Life in Years    Price     Exercisable    Price
 --------------     -----------   -------------   --------   -----------   --------
   $ .01 -  .30       6,118,943             4.0   $   0.03     6,118,943   $   0.03
     .31 -  .90       1,655,480             7.7       0.77     1,655,480       0.77
     .91 - 1.60         780,818             3.3       1.60       711,406       1.60
    1.61 - 2.80       3,460,021             3.6       2.21     3,403,176       2.22
---------------     -----------   -------------   --------   -----------   --------
   $ .01 - 2.80      12,015,262             4.3   $   0.87    11,889,005   $   0.86
===============     ===========   =============   ========   ===========   ========


In connection with stock options granted to employees to purchase common stock, AVP recorded stock-based compensation expense of $ -0- for the years ended December 31, 2005 and 2004. Such amounts represent, for each employee stock option, the difference between the grant date exercise price and the stock price on the date of the grant.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK OPTIONS (CONTINUED)

                               Other Stock Options

The following table contains information on all of AVP's non-plan stock options for the years ended December 31, 2005 and 2004.

                                                               Weighted
                                                               Average
                                                               Exercise
                                           Number of Shares     Price
                                           ----------------    --------
Options outstanding at January 1, 2004              302,930    $   0.30
         Granted                                         --          --
         Exercised                                       --          --
         Cancelled                                       --          --
                                           ----------------    --------
Options outstanding at December 31, 2004            302,930        0.30
         Granted                                  2,491,056        1.99
         Converted Othnet options                   728,557        2.39
         Exercised                                       --          --
         Cancelled                                  (55,118)       4.42
                                           ----------------    --------
Options outstanding at December 31, 2005          3,467,425    $   1.89
                                           ================    ========


The weighted average fair value of options granted was $2.26 in 2005 and -0- in 2004.

The following table summarizes information about AVP's non-qualified stock options at December 31, 2005:

Options outstanding and exercisable by price range as of December 31, 2005:

                                         Options Outstanding                              Options Exercisable
                       --------------------------------------------------------     --------------------------------
                                                 Weighted
                                                 Average            Weighted                             Weighted
                                                Remaining           Average                               Average
  Range of Exercise           Number           Contractual          Exercise            Number           Exercise
       Prices               Outstanding       Life in Years          Price           Exercisable           Price
----------------------     --------------     ---------------     -------------     ---------------     ------------
     $ .30 - 1.50                661,025           4.3                   $0.89             661,025            $0.89
      1.60 - 3.40              2,806,400           3.2                    2.12           2,806,400             2.12
----------------------     --------------     ---------------     -------------     ---------------     ------------
     $ .30 - 3.40              3,467,425           3.4                   $1.89           3,467,425            $1.89
======================     ==============     ===============     =============     ===============     ============


In connection with warrants granted to non-employees to purchase Common Stock in connection with the Units Offering, AVP recorded consulting expense of $5,640,132 and $-0- for the years ended December 31, 2005 and 2004, respectively. Such amounts represent, for each non-employee stock option, the valuation under SFAS 123 on the date of the grant. These grants were fully vested on the grant date.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

                                 Operating Lease

The Company leases its corporate office facilities under a non-cancellable operating lease expiring in March 2010. The lease agreement contains a renewal option for an additional five-year term. In addition, the lease agreement provides for rental escalations at defined intervals during the lease term. Rent expense is recognized on the straight-line method over the term of the lease. The difference between rent expense recognized and rent payable under the rental escalation clauses is reflected in accrued expenses.

The future minimum rental payments under the non-cancellable operating lease commitment are as follows:

Years Ending December 31,

         2006                                                         $  329,000
         2007                                                            338,000
         2008                                                            347,000
         2009                                                            356,000
      Thereafter                                                          91,000
                                                                ----------------
         Total                                                        $1,461,000
                                                                ================


Rent expense charged to operations was $308,194 in 2005 and $282,442 in 2004.

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

                              Employment Agreements

AVP has entered into "at will" employment agreements with three officers. In addition to base salary, the employment agreements provide for annual performance bonuses and profit sharing bonuses. The performance bonuses range from 30% to 50% of the respective officer's base salary. The performance bonuses awarded, if any, will be based upon achieving certain milestones and targets as determined by the Board of Directors' Compensation Committee. The employment agreements also provide that AVP will set aside 10% of the net profits, as defined or as determined by the Compensation Committee, to establish a Profit Sharing Bonus Pool. The Compensation Committee and the Chief Executive Officer will determine the allocation of the Profit Sharing Bonus Pool among officers eligible to participate in the Profit Sharing Bonus Pool.

                                Legal proceedings

A complaint was filed by Carl Schneider and Schneider Productions, LLC on October 24, 2005 in the United States District Court, Central District of California, in which the plaintiffs seek damages for copyright infringement in connection with the allegedly unauthorized use of a still photograph in a television commercial that was broadcast on NBC and FSN in 2005.

Discovery has not yet commenced and therefore management is unable to determine or predict the outcome of this claim or the impact, if any, on the Company's financial condition or results of operations. Accordingly, the Company has not recorded a provision for this matter in their financial statements.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES

The components of the provision for income taxes are as follows:

                                                   2005           2004
                                                  ------         ------
Current
    Federal                                       $   --         $   --
    State                                            800             --
                                                  ------         ------
       Total                                         800             --
                                                  ------         ------
Deferred
    Federal                                           --             --
    State                                             --             --
                                                  ------         ------
       Total                                          --             --
                                                  ------         ------
       Total Income Tax Provision (Benefit)       $  800         $   --
                                                  ======         ======


The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                     2005          2004
                                                     ----          ----
Federal statutory rate                               (34)%          (34)%
State income taxes, net of federal benefits           (6)            (6)
Valuation allowance                                   40             40
                                                     ----          ----
Total                                                 -- %           -- %
                                                     ====          ====


Significant components of deferred income taxes as of December 31, 2005 are as follows:

Net operating loss                                            $     7,368,130
Valuation allowance                                                (7,368,130)
                                                              ---------------
Net Deferred Tax                                              $            --
                                                              ===============

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES (CONTINUED)

AVP records a valuation allowance for certain temporary differences for which it is more likely than not that AVP will not receive future tax benefits. AVP assesses its past earnings history and trends and projections of future net income to determine the allowance. AVP recorded a valuation allowance for the entire amount of the net deferred assets in 2005 and 2004, as it had determined that it was more likely than not that no deferred tax assets would be realized. The net change in the valuation allowances for deferred tax assets were increases of $2,698,945 and $1,575,000 in 2005 and 2004, respectively. AVP will continue to review this valuation allowance quarterly and make adjustments as appropriate.

The tax benefits associated with employee exercises of stock options reduces income taxes currently payable. However, no benefits were recorded to additional paid in capital in 2005 and 2004 because their realization was not more likely than not to occur, and, consequently, a valuation allowance was recorded against the entire benefit.

At December 31, 2005, AVP had federal net operating loss carryforwards of approximately $18,500,000 which expire at various intervals from the years 2019 to 2024. As of December 31, 2005, $18,500,000 of AVP's federal net operating loss carryforwards were subject to approximately $652,000 in limitations related to their utilization under Section 382 of the Internal Revenue Code. Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

14. PENSION PLAN

AVP sponsors a qualified 401(k) savings plan for eligible employees. The plan provides for pre-tax employee contributions. Additionally, the plan provides for employer matching contributions at the discretion of AVP. No matching contributions were contributed to the plan by the employer in 2005 or 2004.

15. SUBSEQUENT EVENTS

In February 2006, AVP entered a production and distribution agreement with Fox Broadcasting Company in connection with two events. Under the agreement, the Fox Network will have the exclusive right to telecast the finals of two 2006 AVP tournaments throughout the U.S., its territories, and possessions. In consideration for its services valued at $1,000,000, Fox will receive 666,667 shares of Common Stock, par value $0.001 per share, of AVP.

In February 2006, AVP paid $527,184 principal amount due (and accrued interest) on the promissory note to MPE with whom Leonard Armato, the Chief Executive Officer and Chairman of the Board of Directors of the Company was affiliated. This note constituted the purchase price delivered by AVP to MPE for the interests in MPE Sales, LLC.

On April 12, 2006, AVP entered a multi-year sponsorship agreement ("Agreement") with Crocs, Inc. ("Crocs") pursuant to which Crocs shall become the title sponsor of the AVP Tour through the final event of the 2008 AVP Tour season. The Agreement is significant to AVP's 2006 projected revenue.

Included in the Agreement AVP agreed to issue warrants to purchase up to 1,000,000 shares of common stock of AVP, Inc. The vesting period is: (i) 200,000 shares in April 12, 2006; and (ii) 200,000 shares on each January 15th of the remaining years of the five year term (three year sponsorship agreement and two optional years), however no shares shall be granted in 2008, 2009 or 2010 if Crocs reduces its sponsorship in 2008, or in either 2009 or 2010 if the Agreement is not extended or such earlier years if the Agreement is terminated for breach prior to the final event of the 2008 AVP Tour season. The exercise price of the warrant is $.80. The registration rights are subject to Securities Act rules, AVP agrees to file a registration statement for resale of the shares underlying the warrants by April 12, 2007. The expiration date of the warrant is April 12, 2012 (sixth anniversary of the execution of the Agreement).

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

ITEM 8A. Controls and Procedures.

AVP's management has evaluated, with the participation of its principal executive and financial officers, the effectiveness of AVP's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded, subject to the following paragraphs, that, as of December 31, 2005, AVP's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by AVP in reports that it files or submits under the Exchange Act is accumulated and communicated to AVP's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Subsequent to September 30, 2005, it was determined that AVP did not have adequate controls in place to properly record two (2) capital transactions that had occurred in the second quarter of 2005 in accordance with generally accepted accounting principles. During the second quarter of 2005, two (2) Series B preferred stockholders converted their Series B preferred stock into common stock. However, the transactions were not properly recorded at the time they occurred but were recorded in the third quarter of 2005. As a result, AVP has restated its quarterly financial statements and previously filed quarterly filings with the SEC for the period ended June 30, 2005 as a result of improperly accounting for these capital transactions.

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

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to each of our executive officers and directors as of December 31, 2005.

                                                       Has Served as Director or
Name                        Position and Age            Executive Officer Since
---------------------   ----------------------------   -------------------------
Leonard Armato          Chief Executive Officer and
                        Chairman of the Board of
                        Directors; 52                      March 25, 2005
Bruce Binkow            Chief Marketing Officer
                        and Director; 48                   March 25, 2005
Philip Guarascio        Director; 64                       March 25, 2005
Jack Kemp               Director; 70                      December 16, 2005
Scott Painter           Director; 37                       March 25, 2005
Andrew Reif             Chief Operating Officer and
                        Chief Financial Officer; 40        March 25, 2005
Thomas Torii            Controller; 39                     March 25, 2005
Jeffrey Wattenberg      Director; 50                            2002
Roger L. Werner, Jr.    Director; 55                        July 6, 2005


Leonard Armato has been Chairman, Chief Executive Officer, Tour Commissioner and a director of the Association since 2001. Previously, Mr. Armato was Chief Executive of Management Plus Enterprises, Inc. ("MPE"), a sports representation and marketing firm owned by Mr. Armato that he founded in 1988.

Bruce Binkow has been Chief Marketing Officer and a director of the Association since 2001. From 1996, Mr. Binkow worked as executive vice president at MPE. Previously, Mr. Binkow was an Executive Vice President of Marketing at Playboy Enterprises, Inc., a media company, from 1987 to 1991.

Philip Guarascio has been a member of the board of directors of the Association since 2002. Mr. Guarascio has been a consultant for the National Football League since October 2000 and has been a consultant for the William Morris Agency, a talent agency, since October 2001. In 2000, he retired as the Vice President of Marketing and Advertising for General Motors' North American operations.

Scott Painter has been a member of the board of directors of the Association since 2002. He was a founder and former Chief Executive Officer of CarsDirect.com, an online car dealership, from October 1998 to May 2000. From May 2000 until May 2001, Mr. Painter was Chairman and Chief Executive Officer of Direct.com, an online retailer of high-end consumer goods. From May 2001 until March 2003, Mr. Painter was Founder and Chairman of Build-To-Order, Inc., a start up car company seeking to outsource the engineering and manufacture of production vehicles. Mr. Painter is currently the Chairman and Chief Executive Officer of Zag.com, an online automotive retailer and lead generation company.

Andrew Reif has been Chief Operating Officer of the Association since 2001 and Chief Financial Officer since 2005. As Co-President of Baldwin/Cohen Productions, a motion picture and television programming production company, Mr.Reif supervised the development and production of motion pictures and television productions from 1999 to 2000. From 1995 to 1999, Mr. Reif was a Vice President at International Creative Management, a talent agency.

Thomas Torii has been the Association's controller since 2002. Previously, Mr. Torii was Director of Finance for the Jim Henson Company, a motion picture and television production company, beginning in 2001, and Director of Accounting at Twentieth Century Fox Corporation, a media company, from 1999 to 2001.

Jeffrey Wattenberg had been President, Secretary, and Director of AVP since May 2002 and has been a Director of the Association since 2005. For the last five years, he has been a private investor and has served as an independent consultant to various entities seeking to raise venture capital.

Roger L. Werner, Jr. founded both Speedvision (now Fox's Speed Channel) and Outdoor Life Network and served as President and CEO of both cable networks from 1995 through 2001. Previously, Mr. Werner was a management consultant at McKinsey & Company and served as Chief Operating Officer of ESPN from 1982-1990. Mr. Werner has been Chairman of WATV, Inc., an event and television production company, since 2003.

Jack Kemp is Founder and Chairman of Kemp Partners. From January 1993 until July 2004 he was co-director of Empower America, a Washington, D.C.-based public policy and advocacy organization. In September 2001, Mr. Kemp helped form a new non-partisan, non-profit think tank, the Foundation for the Defense of Democracies, to counter terrorist propaganda efforts, and he has been writing a weekly syndicated column for the Copley News Service nationwide since February of 2000. Prior to founding Empower America, Mr. Kemp served for four years as Secretary of Housing and Urban Development and in the United States House of Representatives from 1971-1989. Before his election to Congress in 1970, Mr. Kemp played as a professional football quarterback for 13 years.

Except for Messrs. Wattenberg, Werner, and Kemp, each person who serves on our Board of Directors was appointed on March 25, 2005, in connection with the transactions contemplated by the Merger. Directors are elected at each annual meeting and serve until the next annual meeting and until their successors have been elected and qualified. Executive officers are appointed for one-year terms and until their successors have been elected and qualified.

Committees

Following the consummation of the Merger on February 28, 2005, we formed an Audit Committee, Compensation Committee and Nominating Committee.

The Audit Committee of the Board of Directors consists of Messrs. Guarascio and Wattenberg. The Audit Committee recommends engagement of our independent auditors, approves services performed by such auditors and reviews and evaluates our accounting system and our system of internal accounting controls. Mr. Guarascio is "independent" as defined by the SEC. Currently, the Board of Directors does not have an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B promulgated by the SEC.

No director or executive officer is related to any other director or executive officer by blood or marriage.

ITEM 10. Executive Compensation.

Summary Compensation Table

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities for the years ended December 31, 2005, December 31, 2004, and December 31, 2003, of those persons who were, at December 31, 2005 (i) the chief executive officer of AVP (AVP had no other officers as of that date) and (ii) the chief executive officer of the Association and each other executive officer whose annual base salary and bonus compensation exceeded $100,000.

                           Summary Compensation Table

          ---------------------------------------------------------------
                                                              Long Term
                                      Annual Compensation    Compensation
          ---------------------------------------------------------------
                                                                Shares
          Name and Principal           Fiscal                 Underlying
          Position                      Year    Salary(1)      Options
          ---------------------------------------------------------------
          Leonard Armato,               2005     $350,000      1,502,157
          Chief Executive Officer       2004      385,000            -0-
                                        2003      350,000      1,009,768
          ---------------------------------------------------------------
          Bruce Binkow,                 2005     $250,000        346,868
          Chief Marketing Officer       2004      220,000            -0-
                                        2003      200,000        201,954
          ---------------------------------------------------------------
          Andrew Reif,                  2005     $240,000        193,424
          Chief Operating               2004      220,000            -0-
          Officer and Chief             2003      200,000        201,954
          Financial Officer
          ---------------------------------------------------------------
          Thomas Torii,                 2005     $155,000         25,000
          Chief Accounting              2004      135,000         12,526
          Officer                       2003      100,000            -0-
          ---------------------------------------------------------------

(1) No bonuses were paid in any of the relevant years.

Stock Option Plan

Under AVP's 2005 Stock Incentive Plan (the "2005 Plan"), we may grant awards of stock options (including stock purchase warrants) and restricted stock grants to our officers, directors, employees, consultants, players, and independent contractors. We may issue an aggregate of 30,000,000 shares of our common stock under the 2005 Plan, including approximately 14,000,000 shares subject to management warrants and options converted from stock options to purchase shares of the Association, pursuant to the Merger Agreement. We may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, and options, warrants, and other rights to buy our common stock that are not qualified as incentive stock options. No stock options may be granted at an exercise price less than the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to holders of more than 10% of our common stock must be at least 110% of the fair market value of the common stock on the date of grant. Stock options granted under the 2005 Plan will expire no more than ten years from the date on which the option is granted, unless the Board of Directors determines an alternative termination date. If incentive stock options are granted to holders of more than 10% of our common stock, such options will expire no more than five (5) years from the date the option is granted. Except as otherwise determined by the Board of Directors or the Compensation Committee, stock options granted under the 2005 Plan will vest and become exercisable on the anniversary of the date of grant of such option at a rate of 25% per year over four years from the date of grant.

Option Grants

The following table sets forth certain information with respect to stock options granted to the persons named in the Summary Compensation Table during the year ended December 31, 2005.

                        Option Grants in Last Fiscal Year

                                     Percent of
                       Number of     Total Options
                       Securities    Granted to
                       Underlying    Employees in     Exercise
                       Options       Fiscal Year      Price Per     Expiration
                       Granted       Year             Share         Date
                       ----------    ----------       ----------    ----------
Leonard Armato          1,502,157        63%            $2.20        6/23/2009

Bruce Binkow              346,868        14%            $2.20        6/23/2009

Andy Reif                 193,424         8%            $2.20        6/23/2009

Thomas Torii               25,000         1%            $2.20        6/23/2009

Option Exercises and Fiscal Year-End Values

The following table sets forth certain information as to each exercise of stock options during the year ended December 31, 2005, by the persons named in the summary compensation table and the fiscal year-end value of unexercised options:

              Aggregated Option Exercises in Last Fiscal Year and
                         Fiscal Year End Option Values


                         Shares                   Number of Securities              Value of
                        Acquired                 Underlying Unexercised           Unexercisable
                           on        Value         Options at FY-End           In-the-Money Options
Name                    Exercise    Realized           at FY-End               at Fiscal Year-End (1)
--------------------    --------    --------   --------------------------    --------------------------
                                               Exercisable  Unexercisable    Exercisable  Unexercisable
                                               -----------  -------------    -----------  -------------

Leonard Armato               -0-          $0     6,466,840        -0-        $7,592,599    $     0

Bruce Binkow                 -0-          $0     1,895,178        -0-        $2,457,100    $     0

Andrew Reif                  -0-          $0       981,900        -0-        $1,071,135    $     0

Thomas Torii                 -0-          $0        37,526        -0-        $    1,253    $     0


Executive Officer Employment Agreements

      Pursuant to the merger agreement, the Association entered employment agreements with Messrs. Leonard Armato, AVP's CEO and Chairman and a director; Bruce Binkow, Chief Marketing Officer and a director; and Andrew Reif, Chief Operating Officer, Chief Financial Officer, and Secretary. Mr. Armato's at-will employment agreement provides for an annual salary of $350,000 with minimum annual increases of 10% or an annual bonus in the range of fifty percent (50%) of annual salary (based on certain to-be-determined milestones); health and disability insurance; a $1,000,000 term life insurance policy; and a monthly car allowance in the amount of $1,000. In the event that Mr. Armato's employment is terminated other than for good cause, he will receive a payment of one year's base salary. Messrs. Binkow's and Reif's employment agreements are of substantially the same form as Mr. Armato's, except that the salaries are $250,000 and $240,000, respectively.

      Pursuant to a provision of the merger agreement authorizing allocation of warrants, the executive officers were granted four-year Management Warrants to purchase the indicated numbers of shares of common stock, at an exercise price of $2.20 per share (equal to 110% of the market price of a share on the date of grant): Mr. Armato, 1,502,157; Mr. Binkow, 346,868; Mr. Reif, 193,424; Mr.
Torii, 25,000. Messrs. Armato, Binkow and Reif also participate in a profit sharing pool equal to ten percent (10%) of our EBITDA.

Employee Pension Plan

AVP offers its full-time employees a 401k Plan administered by AVP's payroll provider. AVP does not currently make any contributions on behalf of employees.

Compensation of Directors

      Our directors currently do not receive regular compensation for service on our Board of Directors or any committee. In consideration of board service, Management Warrants to purchase the indicated numbers of shares of common stock have been allocated to non-management directors, as follows:
Mr. Guarascio, 39,380; Mr. Painter, 126,811; Mr. Wattenberg, 334,557; Mr. Werner, 25,000; Mr. Kemp, 50,000. The board is considering plans for regular compensation of non-management directors.

Code of Ethics

      AVP has adopted a code of ethics, as defined in Regulation S-B, Item 406, that applies to all employees including executive officers, which is posted at our website, www.avp.com. AVP will provide a copy of the code of ethics, without-charge, upon request to Secretary, AVP, Inc., 6100 Center Drive, Suite 900, Los Angeles, CA 90045, (310) 426-8000.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


      The following table sets forth, as of March 24, 2006, the beneficial ownership, as defined in Securities and Exchange Commission Rule 13d-3, of AVP voting securities, by each director and executive officer, all directors and executive officers as a group, and each person known by management to be a beneficial owner of more than 5% of any class of voting securities. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment powers with respect to the shares indicated.

--------------------------------------------------------------------------------
                            Series B Preferred Stock         Common Stock (1)
--------------------------------------------------------------------------------
                               Number       Percent          Number     Percent
                             of Shares     of Class        of Shares   of Class
--------------------------------------------------------------------------------
Leonard Armato (2)(3)           -0-          -0-           8,262,638     42.8
--------------------------------------------------------------------------------
Bruce Binkow (2)(4)             -0-          -0-           1,895,178     12.9
--------------------------------------------------------------------------------
Philip Guarascio (2)(4)         -0-          -0-             160,301      1.2
--------------------------------------------------------------------------------
Jack Kemp(2)(13)                -0-          -0-              50,000        *
--------------------------------------------------------------------------------
Scott Painter (2)(4)            -0-          -0-             774,927      5.7
--------------------------------------------------------------------------------
Andrew Reif (2)(4)              -0-          -0-             981,900      7.1
--------------------------------------------------------------------------------
Thomas Torii(2)(4)              -0-          -0-              37,526        *
--------------------------------------------------------------------------------
Jeffrey Wattenberg (2)(5)       -0-          -0-             617,485      4.6
--------------------------------------------------------------------------------
Roger L. Werner, Jr.(2)(6)      -0-          -0-              25,000        *
--------------------------------------------------------------------------------
All directors and
 executive officers
 as a group, including
 those named above
 (9 persons)                    -0-          -0-          12,804,955     53.7
--------------------------------------------------------------------------------
AEG (7)                         -0-          -0-           1,129,261      8.8
--------------------------------------------------------------------------------
BBVA (8)                        -0-          -0-             895,455      6.9
--------------------------------------------------------------------------------
Crestview Capital (9)         22,104        29.6             895,212      6.6
--------------------------------------------------------------------------------
FOX (11)                        -0-          -0-           2,345,260     18.3
--------------------------------------------------------------------------------
Highbridge (10)               29,472        39.4             895,212      6.5
--------------------------------------------------------------------------------
NBC (12)                        -0-          -0-             638,604      5.0
--------------------------------------------------------------------------------

* Less than 1%.

(1) Includes shares issuable upon conversion of Series B Preferred Stock reflected in the table opposite the identified person or group, as well as exercise of currently exercisable stock options or warrants to acquire shares, as set forth in the succeeding notes. In accordance with SEC rules, each owner's or group's percentage is computed assuming conversion or exercise of only that person's convertible securities, options, or warrants.

(2) Address is c/o AVP Pro Beach Volleyball Tour, Inc., 6100 Center Drive, Suite 900, Los Angeles, CA 90045.

(3) Common stock includes 6,466,840 shares issuable upon exercise of currently exercisable stock options and a warrant.

(4) All shares of common stock are issuable upon exercise of currently exercisable stock options and warrants.

(5) Common stock includes 534,985 shares issuable upon exercise of warrants currently exercisable.

(6) All shares of common stock are issuable upon exercise of a currently exercisable warrant.

(7) The stockholder's address is 1100 South Flower Street, Suite 300, Los Angeles, CA 90015.

(8) The stockholder's address is Castellana, 81, Planta 22, Madrid, Spain 28046. Common stock includes 179,091 shares issuable upon exercise of a currently exercisable warrant.

(9) The stockholder's address is 95 Revere Drive, Suite A, Northbrook, IL 60062. Common stock includes 179,042 shares issuable upon exercise of a currently exercisable warrant.

(10) The stockholder's address is 9 West 57th Street, 27th Floor, New York, NY 10019. Common stock includes 179,042 shares issuable upon exercise of a currently exercisable warrant.

(11) The stockholder's address is c/o Fox Sports Net, 10201 W. Pico Boulevard, Building 101, Suite 5420, Los Angeles, CA 90035.

(12) The stockholder's address is National Broadcasting Company, Inc., 30 Rockefeller Plaza, New York, NY 10112.

(13) All shares of common stock are issuable upon exercise of the vested portion of the exercisable warrant.

ITEM 12. Certain Relationships and Related Transactions.

      Mr. Leonard Armato is the sole owner of MPE, which owned MPE Sales, LLC prior to its sale to the Association. MPE entered an agreement with the Association on August 15, 2001 pursuant to which MPE was engaged to secure sponsorship agreements in return for a commission (the "Sales Agreement"). The Sales Agreement remained in place through December 31, 2002, and MPE was projected to earn approximately $1.6 million in commissions through 2005 based upon the sponsorship agreements secured by MPE during the term of the Sales Agreement. MPE assigned the Sales Agreement to the LLC in 2003. The Association acquired the LLC later in 2003 for a convertible promissory note with a principal amount of approximately $1.4 million, of which $250,000 was paid from the proceeds of the Units Offering, concurrently with the Merger Closing. The balance was paid on February 28, 2006.

      Mr. Scott Painter, a member of the Board of Directors, entered a consulting agreement with us whereby he was compensated as a financial advisor in specified areas relating to our operations and fund-raising efforts. Specifically, Mr. Painter gave Association officers advice regarding valuation of the Association, financial modeling, and structure of financings. He also consulted with the officers regarding proposed transactions and participated in merger negotiations between the Association and AVP, as well as terms of financings with the broker dealer for the Units Offering. Mr. Painter did not in any circumstance solicit investors. For his services, Mr. Painter received compensation equal to $150,000 in cash and a Management Warrant to purchase a total of 527,213 shares of our common stock, at an exercise price of $2.20 per share, equal to 110% of the market price of a share on the date of grant.

      Until February 28, 2006, we retained a firm controlled by Jeffrey Wattenberg, a member of our Board of Directors, for a $20,000 monthly fee for consulting, advisory, and investor relations services. Pursuant to the Merger Agreement, Mr. Wattenberg was granted a Management Warrant to purchase 334,557 shares.

      NBC and Fox, each an owner of more than 5% of our outstanding common stock, distribute our programming on broadcast and cable television, respectively.

      We have a two-year agreement ending in 2006, with a one-year extension if net sales exceed an specified amount, with AEG, an owner of more than 5% of our common stock, for AEG to provide all merchandising services on our behalf at our tournaments, as well as to host our online store and assume responsibility for fulfillment. We have registered for resale NBC's, Fox's and AEG's common stock, together with the common stock underlying the Series B Preferred Stock.

ITEM 13. Exhibits.

      The exhibits listed on the Exhibit Index, including the following management contracts or compensatory plans or arrangements, are filed with this report.

---------------------- --------------------------------------------------------------------------
   Exhibit Number                                   Name of Exhibit
---------------------- --------------------------------------------------------------------------
10.1                   Executive  Employment  Agreement  between  Leonard Armato and
                       Association of Volleyball  Professionals,  Inc.,  dated as of January 3,
                       2005.
---------------------- --------------------------------------------------------------------------
10.2                   Executive  Employment  Agreement  between  Bruce  Binkow  and
                       Association of Volleyball  Professionals,  Inc.,  dated as of January 3,
                       2005.
---------------------- --------------------------------------------------------------------------
10.3                   Executive Employment  Agreement  between  Andrew  Reif  and Association of Volleyball  Professionals,  Inc.,  dated as of January 3, 2005.
---------------------- --------------------------------------------------------------------------
10.4                   Stock Option Agreement between Leonard Armato and Association of
                       Volleyball  Professionals,  Inc.,  dated as of September 1, 2003.
---------------------- --------------------------------------------------------------------------
10.5                   Stock Option  Agreement  between Bruce Binkow and Association of
                       Volleyball  Professionals,  Inc., dated as of September 1, 2003.
---------------------- --------------------------------------------------------------------------
10.6                   Stock Option  Agreement  between Andrew Reif and  Association of
                       Volleyball  Professionals,  Inc., dated as of September 1, 2003.
---------------------- --------------------------------------------------------------------------
10.7                   Pursuant to the Merger Agreement, Messrs. Armato, Binkow,
                       Guarascio, Painter, Reif, Torii, Wattenberg and Werner
                       each received four-year common stock purchase warrants to
                       purchase a total of 31,194,280 shares of AVP common stock
                       at a price of $0.22 per share.
---------------------- --------------------------------------------------------------------------
10.11                  Consulting  Agreement  between Scott Painter and  Association of
                       Volleyball Professionals,  Inc., dated as of June 11, 2003 and amendment dated January 3, 2005.
---------------------- --------------------------------------------------------------------------
10.13                  2002 Stock Option Plan, as amended
---------------------- --------------------------------------------------------------------------
23                     Subsidiaries of AVP, Inc.
---------------------- --------------------------------------------------------------------------

ITEM 14. Principal Accountant Fees and Services.

      The following table presents fees for professional audit services rendered by Mayer Hoffman for the audit of the AVP's annual financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by Mayer Hoffman during those periods.

                                          2005        2004

Audit Fees                              $100,000    $110,000
Audit-Related Fees(1)                          0      25,000
Tax Fees(2)                                    0           0
All Other Fees(3)                        280,146           0
                                      -----------------------
Total                                   $380,146    $135,000
                                      =======================

      (1) Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of AVP consolidated financial statements and are not reported under "Audit Fees."

      (2) Consists of fees billed for professional services rendered for tax advice, planning, and compliance.

      (3) Consists of fees for products and services other than the services described above, including reviewing SEC filings such as registration statement, Form 10-QSB, Form 10-KSB, and Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April, 2006.

                                                AVP, INC.

                                                By: /s/Andrew Reif
                                                    ----------------------------
                                                    Andrew Reif
                                                    Chief Operating Officer

                                POWER OF ATTORNEY

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Signature Title Date


--------------------------   Chairman, Chief Executive Officer,   April 17, 2006
Leonard Armato               Tour Commissioner, and Director
                             (Principal Executive Officer)


--------------------------   Chief Operating Officer and Chief    April 17, 2006
Andrew Reif                  Financial Officer (Principal
                             Financial Officer)


--------------------------   Chief Marketing Officer and          April 17, 2006
Bruce Binkow                 Director


--------------------------   Controller (Principal Accounting     April 17, 2006
Thomas Torii                 Officer)


--------------------------   Director                             April 17, 2006
Scott Painter


--------------------------   Director                             April 17, 2006
Philip Guarascio


--------------------------   Director                             April 17, 2006
Jeffrey Wattenberg


--------------------------   Director                             April 17, 2006
Jack Kemp


--------------------------   Director                             April 17, 2006
Roger L. Werner, Jr.

                                  EXHIBIT INDEX

                                                                                                  Incorporated by
Exhibit Number                                   Name of Exhibit                                  Reference to
--------------                                   ---------------                                  ------------
2.1                    Merger  Agreement, dated as of June 29, 2004 among Othnet, Inc., Othnet    Exhibit 10.2(1)
                       Merger Sub, Inc. and  Association of Volleyball Professionals, Inc.

2.2                    First  Amendatory Agreement, dated February 28, 2005, to Agreement and     Exhibit 2.2(2)
                       Plan of Merger, dated June 29, 2004, between Othnet and AVP.

2.3                    Agreement detailing Othnet's liabilities, dated February 28, 2005          Exhibit 2.3(2)
                       between Othnet and AVP.
                       Supplement to Merger Agreement, dated as of November 10, 2004 among
2.4                    Othnet, Inc., Othnet Merger Sub, Inc. and Association of Volleyball        Exhibit 2.4(6)
                       Professionals, Inc.

3.1                    Amended and restated certificate of incorporation                          Exhibit 3.1A (7)

3.2                    Bylaws.                                                                    Exhibit 3.2(3)

4.1                    Registration Rights Agreement, dated January 5, 2005, between Othnet and   Exhibit 4.1(2)
                       Units Investors.

4.2                    Form of Units warrant.                                                     Exhibit 4.2(2)

4.3                    Form of warrant for Maxim Group LLC                                        Exhibit 4.3(3)

10.1                   Executive Employment Agreement between Leonard Armato and Association of   Exhibit 10.1(3)
                       Volleyball  Professionals, Inc., dated as of January 3, 2005.

10.2                   Executive Employment Agreement between Bruce Binkow and Association of     Exhibit 10.2(3)
                       Volleyball Professionals, Inc., dated as of January 3, 2005.

10.3                   Executive Employment Agreement between Andrew Reif and Association of      Exhibit 10.3(3)
                       Volleyball Professionals, Inc., dated as of January 3, 2005.

10.4                   Stock Option Agreement between Leonard Armato and Association of           Exhibit 10.4(3)
                       Volleyball  Professionals, Inc., dated as of September 1, 2003.

10.5                   Stock Option  Agreement between Bruce Binkow and Association of            Exhibit 10.5(3)
                       Volleyball  Professionals, Inc., dated as of September 1, 2003.

10.6                   Stock Option  Agreement  between Andrew Reif and  Association of           Exhibit 10.6(3)
                       Volleyball  Professionals,  Inc., dated as of September 1, 2003.

10.7                   Form of Management Warrant                                                         *

10.8                   Anschutz Entertainment Group, Inc. Promissory Note, dated as of August     Exhibit 10.8(3)
                       1, 2002 in the principal sum of $1,000,000 and Option Agreement, dated as of April 21, 2003 between AEG and AVP.

10.9                   Non-negotiable Promissory Note, dated April 6, 2003 made by Association    Exhibit 10.9(3)
                       of Volleyball Professionals, Inc. to Management Plus Enterprises, Inc.,
                       dated January 3, 2005

10.10                  Major League Volleyball, Inc. Secured Convertible Promissory Note, dated   Exhibit 10.10(3)
                       as of July 28, 2003.

10.11                  Consulting Agreement between Scott Painter and Association of Volleyball   Exhibit 10.11(3)
                       Professionals, Inc., dated as of June 11, 2003 and amendment dated
                       January 3, 2005.

10.12                  Consulting Agreement between Association of Volleyball Professionals,      Exhibit 10.12(3)
                       Inc. and Montecito Capital Partners, Inc., dated as of
                       February 28, 2005.

10.13                  2005 Stock Option Plan                                                     Exhibit 10.13(4)

10.14                  Form of Player Agreement                                                   Exhibit 10.14(5)

10.15                  Lockup Agreements for AVP executive officers and Othnet stockholders       Exhibit 10.15(5)

10.16                  Fox Term Sheet, as amended as of December 21, 2004                         Exhibit 10.16(6)

10.17                  NBC Sports Ventures letter agreement dated February 22, 2005               Exhibit 10.17(6)

10.18                  OLN letter agreement dated February 10, 2005                               Exhibit 10.18(6)

10.19                  Anschutz Entertainment Group, Inc. Conversion Agreement and                Exhibit 99.1 and
                       Termination and Release, each dated January 6, 2006                        Exhibit 99.2 (8)

10.20                  National Sports Programming (Fox) Agreement dated                          Exhibit 99.1 (9)
                       February 21, 2006

10.21                  Crocs agreement dated April 6, 2006 (Portions omitted pursuant)                    *
                       to request for confidential treatment)

21                     Subsidiaries of AVP, Inc.                                                          *

* Filed herewith.

(1) Othnet, Inc. Annual Report on Form 10-KSB for year ended April 30, 2004 (File No. 0-26454).

(2) AVP, Inc. Current Report on Form 8-K dated March 2, 2005 (File No.
005-79737).

(3) Exhibit to AVP, Inc.'s Annual Report on Form 10-KSB for year ended December 31, 2004 (File No. 005-79737).

(4) Annex C to AVP Proxy Statement dated July 18, 2005 (File No. 005-79737).

(5) AVP, Inc. Registration Statement on Form SB-2, Pre Am. No. 1 (Reg. No. 333-0124084).

(6) AVP, Inc. Registration Statement on Form SB-2, Pre Am. No. 2 (Reg. No. 333-0124084).

(7) AVP, Inc. Registration Statement on Form SB-2, Post Am. No. 3 (Reg. No. 333-0124084).

(8) AVP Form 8-K dated January 6, 2006

(9) AVP Form 8-K dated February 21, 2006