Form 10QSB
period 2006-03-31
AVP INC
filed 2006-05-15
CIK 930817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission file number 005-79737

                                    AVP, INC.
                                    ---------
             (Exact name of registrant as specified in its charter)

               Delaware                                 98-0142664
    -------------------------------                 ----------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)


              6100 Center Drive, Suite 900, Los Angeles, CA 90045
              ---------------------------------------------------
               (Address of principal executive offices - Zip code)

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

Yes |_| No |X|

      As of May 10, 2006, the Registrant had 16,009,099 shares of common stock outstanding.

Traditional Small Business Disclosure Format (check one): Yes |X| No |_|

                                    AVP, INC.



                                      INDEX

                                                                            Page
                                                                            ----

PART I.FINANCIAL INFORMATION                                                   3

ITEM 1.FINANCIAL STATEMENTS                                                    3

      Consolidated Balance Sheet as of March 31, 2006
      (Unaudited)                                                              4

      Consolidated Statements of Operations for
      the three months ended March 31, 2006 and 2005
      (Unaudited)                                                              5

      Consolidated Statement of Changes in Stockholders' Deficiency for
      the three months ended March 31, 2006
      (Unaudited)                                                              6

      Consolidated Statements of Cash Flows for
      the three months ended March 31, 2006 and 2005
      (Unaudited)                                                              7

      Consolidated Notes to Financial Statements (Unaudited)                   9

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION              19

ITEM 3.CONTROLS AND PROCEDURES                                                25

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS                                                      26

ITEM 6.EXHIBITS AND REPORTS ON FORM 8- K                                      26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    AVP, INC.
                          Index to Financial Statements
                           Period Ended March 31, 2006


                                                                            PAGE

Financial Statements

Unaudited Consolidated Balance Sheet                                           4

Unaudited Consolidated Statements of Operations                                5

Unaudited Consolidated Statements of Changes in Stockholders' Deficiency       6

Unaudited Consolidated Statements of Cash Flows                              7-8

Unaudited Notes to Consolidated Financial Statements                           9

                                    AVP, INC.

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                                 March 31,
                                                                                   2006
                                                                               ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                 $    759,892
     Accounts receivable, net of
       allowance for doubtful accounts of $49,232                                   263,732
     Prepaid expenses                                                             1,650,121
     Current portion of investment in sales-type lease                              113,876
                                                                               ------------

     TOTAL CURRENT ASSETS                                                         2,787,621
                                                                               ------------

PROPERTY AND EQUIPMENT, net                                                         306,279
                                                                               ------------

OTHER ASSETS
     Investment in sales-type lease                                                 387,020
     Other assets                                                                    36,633
                                                                               ------------

     TOTAL OTHER ASSETS                                                             423,653
                                                                               ------------

     TOTAL ASSETS                                                              $  3,517,553
                                                                               ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Notes payable                                                             $    183,334
     Accounts payable                                                               296,769
     Accrued expenses                                                             1,233,757
     Accrued interest                                                                21,673
     Deferred revenue                                                             2,731,915
                                                                               ------------

     TOTAL CURRENT LIABILITIES                                                    4,467,448
                                                                               ------------

OTHER LIABILITIES
     Long-term deferred revenue                                                     131,250
                                                                               ------------

     TOTAL LIABILITIES                                                            4,598,698
                                                                               ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

     Preferred stock, 2,000,000 shares authorized:

       Series A convertible preferred stock, $.001 par value,
       1,000,000 shares authorized, no shares issued and outstanding                     --

       Series B convertible preferred stock, $.001 par value, 250,000 shares
       authorized, 74,708 shares issued and outstanding                                  74

     Common stock, $.001 par value, 80,000,000 shares authorized,
     12,817,919 shares issued and outstanding                                        12,819

     Additional paid-in capital                                                  33,194,342

     Accumulated deficit                                                        (34,288,380)
                                                                               ------------

     TOTAL STOCKHOLDERS' DEFICIENCY
                                                                                 (1,081,145)
                                                                               ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $  3,517,553
                                                                               ============

                       See notes to financial statements.

                                    AVP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                     2006              2005
                                                  ------------     ------------

REVENUE
     Sponsorships                                 $         --     $         --
     Other                                             122,816          103,956
                                                  ------------     ------------

     TOTAL REVENUE                                     122,816          103,956

EVENT COSTS                                                 --               --
                                                  ------------     ------------

     Gross Profit                                      122,816          103,956
                                                  ------------     ------------

OPERATING EXPENSES
     Marketing                                         555,950          411,600
     Administrative (includes stock-based
        compensation of $10,726 for 2006
        and $3,498,022 for 2005)                     1,068,338        4,518,384
                                                  ------------     ------------
     TOTAL OPERATING EXPENSES                        1,624,288        4,929,984
                                                  ------------     ------------
OPERATING LOSS                                      (1,501,472)      (4,826,028)
                                                  ------------     ------------

OTHER INCOME (EXPENSE)
     Interest expense                                   (8,213)         (70,558)
     Interest income                                    21,139           15,356
                                                  ------------     ------------
     TOTAL OTHER INCOME (EXPENSE)                       12,926          (55,202)
                                                  ------------     ------------

LOSS BEFORE INCOME TAXES                            (1,488,546)      (4,881,230)

INCOME TAXES                                                --               --
                                                  ------------     ------------

NET LOSS                                          $ (1,488,546)    $ (4,881,230)
                                                  ============     ============

Basic and diluted loss per share                  $      (0.12)    $      (0.95)
                                                  ============     ============

Weighted average common shares outstanding          12,468,848        5,135,713
                                                  ============     ============


                       See notes to financial statements.

                                    AVP, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                   (Unaudited)

                     Series A         Series B
                   Preferred Stock  Preferred Stock             Common Stock
                   -------------   --------------------    ------------------------
                                                                                        Additional                         Total
                                                                                         Paid-in       Accumulated     Stockholders'
                   Shares  Amount   Shares      Amount       Shares        Amount        Capital          Deficit        Deficiency
                   ------  ------  ---------    -------    ------------   ----------   ------------    ------------    ------------
Balance,
December 31, 2005     --   $  --      94,488    $    94      11,669,931   $   11,670   $ 32,183,810    $(32,799,834)   $   (604,260)

Conversion of
Series B Preferred
Stock to common
stock                 --      --     (19,780)       (20)        480,654          481           (461)             --              --

Payment of accrued
registration
penalty in
common stock          --      --          --         --             667            1            934              --             935

Issuance of common
stock to
non-employees for
services              --      --          --         --         666,667          667        999,333              --       1,000,000

Compensation
expense
from issuance
of warrants           --      --          --         --              --           --         10,726              --          10,726

Net loss              --      --          --         --              --           --             --      (1,488,546)     (1,488,546)
                   -----   -----   ---------    -------    ------------   ----------   ------------    ------------    ------------

Balance,
March 31, 2006        --   $  --      74,708    $    74      12,817,919   $   12,819   $ 33,194,342    $(34,288,380)   $ (1,081,145)
                   =====   =====   =========    =======    ============   ==========   ============    ============    ============

                       See notes to financial statements.

                                    AVP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                          2006           2005
                                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                         $(1,488,546)   $(4,881,230)
      Adjustments to reconcile net loss to net cash flows from operating activities:
           Depreciation and amortization of property and equipment                          36,545         22,101
           Interest income on investment in sales-type lease                               (12,843)       (15,356)
           Amortization of deferred commissions                                                 --         63,335
           Gain on property and equipment                                                   (9,864)            --
           Other amortization                                                                2,011          2,011
           Compensation from issuance of stock options and warrants                         10,726      3,498,022
      Decrease (increase) in operating assets:
           Accounts receivable                                                             202,903       (453,706)
           Prepaid expenses                                                               (492,067)      (527,476)
           Other assets                                                                         (3)        (4,500)
      Increase (decrease) in operating liabilities:
           Accounts payable                                                               (414,534)       164,381
           Accrued expenses                                                               (341,742)       208,347
           Accrued interest                                                               (104,316)       (56,127)
           Deferred revenue                                                              2,597,165      2,969,847
                                                                                       -----------    -----------

           NET CASH FLOWS FROM OPERATING ACTIVITIES                                        (14,565)       989,649
                                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Investment in property and equipment                                                 (64,216)      (137,384)
      Investment in sales-type lease                                                        92,400         39,600
      Proceeds from disposal of property and equipment                                      19,665             --
                                                                                       -----------    -----------

           NET CASH FLOWS FROM INVESTING ACTIVITIES                                         47,849        (97,784)
                                                                                       -----------    -----------

                       See notes to financial statements.

                                    AVP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (CONTINUED)

                                                                       Three Months Ended March 31,
                                                                           2006           2005
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of capital stock                                $        --    $ 5,000,061
     Offering costs                                                              --       (753,038)
     Debt repayments                                                       (416,737)      (950,000)
                                                                        -----------    -----------

         NET CASH FLOWS FROM FINANCING ACTIVITIES                          (416,737)     3,297,023
                                                                        -----------    -----------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (383,453)     4,188,888

         CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   1,143,345        631,933
                                                                        -----------    -----------

         CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   759,892    $ 4,820,821
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
     Cash paid during the year for:
     Interest                                                           $   110,447    $        --
                                                                        ===========    ===========
     Income taxes                                                       $        --    $        --
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING INFORMATION

     Net liabilities assumed in merger
         Cash                                                           $        --    $     4,217
         Accounts payable                                                        --       (261,857)
         Accrued expenses                                                        --       (173,934)
                                                                        -----------    -----------
                                                                        $        --    $  (431,574)
                                                                        ===========    ===========

     Conversion of Association redeemable preferred stock into common
     stock                                                              $        --    $ 3,657,600
                                                                        ===========    ===========

     Conversion of 10% convertible notes payable in common stock        $        --    $ 2,290,348
                                                                        ===========    ===========

     Payment of accrued registration penalty in common stock            $       935    $        --
                                                                        ===========    ===========

     Issuance of common stock to non-employees for services             $ 1,000,000    $        --
                                                                        ===========    ===========


                       See notes to financial statements.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of AVP, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in AVP, Inc.'s latest Annual Report on Form 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of AVP's financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the consolidated audited financial statements for the most recent fiscal year 2005, as reported in the Form 10-KSB as previously filed with the SEC, have been omitted.

2. MERGER

On February 28, 2005, upon filing a certificate of merger with the Delaware Secretary of State, a wholly owned subsidiary of AVP named Othnet Merger Sub, Inc., a Delaware corporation, and the Association of Volleyball Professionals, Inc. (the "Association") consummated a merger ("Merger") pursuant to an Agreement and Plan of Merger dated as of June 29, 2004, as amended. As a result of the Merger, the Association, which survived the Merger, became AVP's wholly owned subsidiary, and AVP issued common stock to Association stockholders.

In the second half of 2004, AVP issued $2,360,000 principal amount of 10% convertible notes and, as required by the Merger, loaned $2,000,000 of the proceeds of the notes to the Association (the notes were issued in units that included common stock and common stock purchase warrants) (the "Bridge Financing"). It was a condition to the closing of the Merger, among other things, that at least $2,000,000 principal amount of the notes (and accrued interest) be converted into common stock. Another condition was the closing of a private placement of units of Series B Convertible Preferred Stock and common stock purchase warrants, gross proceeds of which was $5,000,061 (the "Units Offering"), concurrently with the Merger closing.

Each share of Series B preferred stock is convertible into 24.3 shares of AVP common stock and carries the number of votes that equals the number of shares into which it is convertible.

In accordance with the Merger, the outstanding shares of the Association's common stock were converted into 2,973,861 shares of AVP common stock. The Association also had outstanding options and warrants that, as a result of the Merger, now represent the right to purchase 8,842,839 shares of AVP common stock.

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

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. MERGER (CONTINUED)

Concurrent with the Merger, AVP raised $5,000,061 through the Units Offering, representing 147,364 shares of Series B Convertible Preferred Stock, which are convertible into 3,580,945 shares of AVP common stock.

Pursuant to the merger agreement and in conjunction with the Merger, AVP was obligated to grant warrants to purchase 5,677,590 shares of common stock.

Upon consummation of the Merger and the private offering, the Association's former stockholders held common stock entitling them to cast 58.22% of votes entitled to be cast at an election of AVP directors; the Association's executive officers became AVP's executive officers; and Association designees constituted a majority of the Board of Directors.

Because AVP was a publicly traded shell corporation at the time of the Merger, the transaction was accounted for as a capital transaction. For accounting purposes, the equivalent of the Association issuing stock for AVP's net assets, accompanied by a recapitalization of the Association. The accounting is identical to that resulting from a reverse acquisition, except that there are no adjustments to the historical carrying values of the assets and liabilities of AVP.

Accordingly, the Association, which was the acquired entity from the legal standpoint, is the acquirer from the accounting standpoint, and AVP, which was the acquirer from the legal standpoint, is the accounting acquiree.

On March 9, 2005, Othnet changed its name to its current name, AVP, Inc.

AVP agreed to register for resale the shares of common stock underlying the Series B preferred stock. The agreement provided that if a registration statement was not filed by April 15, 2005 or did not become effective by June 28, 2005, AVP was required to pay a penalty to the Series B preferred stock stockholders of approximately $50,000 for each month that the penalty condition was not satisfied, until August 28, 2005, when the monthly penalty increased to $100,000 for each month. The registration statement became effective on November 1, 2005 and, accordingly, AVP incurred $311,505 in penalties.

On August 23, 2005 the stockholders gave approval to amend the Certificate of Incorporation increasing the number of authorized shares of common stock to 300,000,000 shares and to amend the Articles of Incorporation to effect a 1 for 10 reverse stock split. The Certificate of Incorporation was subsequently amended to reduce the authorized shares of common stock to 80,000,000.

As such, for all disclosures referencing shares authorized and issued, shares reserved for issuance, per share amounts and other disclosures relating to equity, amounts have been retroactively restated to reflect share quantities as altered by the terms of the merger agreement, the authorization of additional shares and the reverse stock split, which was effective on December 16, 2005.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. RESCISSION OFFER

Options granted in 2004 to AVP players under AVP's 2002 Stock Option Plan were not exempt from registration or qualification under federal and state securities laws, and AVP did not obtain the required registrations or qualifications. As a result, AVP intends to make a rescission offer to the holders of these options. If this rescission is accepted by all players to whom it is made, AVP could be required to make aggregate payments of up to $245,000, which includes statutory interest, based on options outstanding as of March 31, 2006. AVP may continue to be liable under federal and state securities laws for amounts with respect to which the rescission offer is not accepted. As management believes there is only a remote likelihood the rescission offer will be accepted by option holders in an amount that would result in a material expenditure by AVP, no liability has been recorded. Management does not believe that this rescission offer will have a material effect on AVP's financial position, results of operations or cash flows.

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

                                        Three Months Ended March 31,
                                          2006                 2005
                                       ----------            ----------
Options and Warrants                   15,482,688            11,053,950
Convertible Debt                               --             1,129,261
Series B Preferred Stock                1,815,404             3,580,945
                                       ----------            ----------
Total                                  17,298,092            15,764,156
                                       ==========            ==========

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R). Prior to January 1, 2006, the Company had accounted for stock-based payments under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion 25 and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with APB 25, no compensation expense was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Under the modified prospective method of SFAS No. 123(R), compensation expense was recognized during the three months ended March 31, 2006 and includes compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. There were no stock based grants between January 1, 2006 and March 31, 2006. The Company's financial results for the prior periods have not been restated.

AVP adopted SFAS No. 148 effective for the year ended December 31, 2002, and has accounted for its stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees", until January 2006, at which time AVP adopted SFAS No. 123(R). Under APB 25, compensation expense is recognized over the vesting period based on the excess of the fair market value over the exercise price on the grant date. The reported net income and net income per share for the three months ended March 31, 2005 do not reflect the impact of the adoption of SFAS No. 123(R). If AVP had elected to recognize compensation expense based upon the fair value at the grant date for options under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, AVP's net loss for the three months ending March 31, 2005 would increase to the following pro forma amounts. The pro forma net loss did not increase since there were no employee grants for the three months ending March 31, 2005.

                                                              Three Months Ended
                                                                  March 31,
                                                               -------------
                                                                   2005
                                                               -------------

Net loss applicable to common
stockholders, as reported                                      $  (4,881,230)

Less, stock-based employee compensation
expense determined under
fair-value-based methods for all
awards, net of related tax effects                                        --
                                                               -------------

Pro forma net loss                                             $  (4,881,230)
                                                               =============

Basic and diluted loss per share of common stock:
      As reported                                              $      (0.95)
                                                               =============
      Pro forma                                                $      (0.95)
                                                               =============

The fair value of these options was estimated at the dates of grant using the Black-Scholes option pricing model, with the following assumptions for the three months ended March 31, 2005:

                                             Three Months Ended
                                                 March 31,
                                          -------------------------
                                                    2005
                                          -------------------------

Risk-free interest rate                         3.66 - 3.93%
Expected life                                     4 years
Expected volatility                                 100%
Expected dividend yield                              0%

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. STOCK BASED COMPENSATION (CONTINUED)

As a result of adopting SFAS No. 123(R), during the three months ended March 31, 2006, the Company's net loss is $10,726 greater than if it had continued to account for stock based compensation under APB 25 as it did for the three months ended March 31, 2005. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been ($0.12) if the Company had not adopted SFAS No. 123(R), compared to basic and diluted earnings per share of ($0.12). The adoption of SFAS No. 123(R) had no impact on the Company's cash flows.

Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted from historical data on employee exercises is not yet determinable. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company's stock. As of March 31, 2006, the Company had approximately $80,770 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.9 years.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. STOCK OPTIONS

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

The following table contains information on the stock options under the Plan for the period ended March 31, 2006 and the year ended December 31, 2005. The outstanding options expire from April 2008 to September 2013.

                                                                                Weighted Average
                                                       Number of Shares          Exercise Price
                                                       ----------------        ----------------
Options outstanding at January 1, 2005                      8,555,241          $        .32
    Granted                                                 3,259,593                  2.19
    Converted Othnet options                                  200,428                  2.50
    Exercised                                                      --                    --
    Cancelled                                                      --                    --
                                                       ----------------        ----------------
Options outstanding at December 31, 2005                   12,015,262                   .87
    Granted                                                        --                    --
    Exercised                                                      --                    --
    Cancelled                                                      --                    --
                                                       ----------------        ----------------
Options outstanding at March 31, 2006                      12,015,262          $        .87
                                                       ================        ================

The weighted average fair value per share of options granted was $-0- in 2006 and $1.38 in 2005.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. STOCK OPTIONS (CONTINUED)

                         Stock Option Plans (Continued)

The following table summarizes information about AVP's stock-based compensation plan at March 31, 2006:

Options outstanding and exercisable by price range as of March 31, 2006:

                                        Options Outstanding                       Options Exercisable
                          ------------------------------------------------    -------------------------------
                                              Weighted
                                              Average          Weighted                          Weighted
       Range of                              Remaining         Average                           Average
       Exercise              Number         Contractual        Exercise          Number          Exercise
        Prices             Outstanding     Life in Years        Price         Exercisable         Price
    --------------         ----------     -----------         ------------    -----------       ------------
    $ .01  -   .30          6,118,943             3.8         $       0.03      6,118,943       $       0.03
      .31  -   .90          1,655,480             7.4                 0.77      1,655,480               0.77
      .91  -  1.60            780,818             3.1                 1.60        716,568               1.60
     1.61  -  2.80          3,460,021             3.3                 2.21      3,409,931               2.22
                           ----------                                         -----------
    $ .01  -  2.80         12,015,262             4.1         $       0.87     11,900,922       $       0.86
    ==============         ==========     ===========         ============    ===========       =============

In connection with stock options granted to employees to purchase common stock, AVP recorded $10,726 of stock-based compensation expense for the period ended March 31, 2006 and $-0- for the period ended March 31, 2005.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. STOCK OPTIONS (CONTINUED)

                               Other Stock Options

The following table contains information on all of AVP's non-plan stock options for the period ended March 31, 2006 and the year ended December 31, 2005.

                                                                            Weighted
                                                                            Average
                                                                            Exercise
                                                        Number of Shares     Price
                                                        --------------    ------------
Options outstanding at January 1, 2005                         302,930     $      0.30
         Granted                                             2,491,056            1.99
         Converted Othnet options                              728,557            2.39
         Exercised                                                  --             --
         Cancelled                                             (55,118)           4.42
                                                            ----------    ------------
Options outstanding at December 31, 2005                     3,467,425            1.89
         Granted                                                    --             --
         Exercised                                                  --             --
         Cancelled                                                  --             --
                                                            ----------    ------------
Options outstanding at March 31, 2006                        3,467,425     $      1.89
                                                            ==========    ============

The weighted average fair value of options granted was $-0- in 2006 and $2.26 in 2005.

The following table summarizes information about AVP's non-qualified stock options at March 31, 2006:

Options outstanding and exercisable by price range as of March 31, 2006:

                                         Options Outstanding                              Options Exercisable
                       --------------------------------------------------------     --------------------------------
                                                 Weighted
                                                 Average            Weighted                             Weighted
                                                Remaining           Average                               Average
  Range of Exercise           Number           Contractual          Exercise            Number           Exercise
       Prices               Outstanding       Life in Years          Price           Exercisable           Price
----------------------     --------------     ---------------     -------------     ---------------     ------------
    $ .30 - 1.50                 661,025           4.0                   $0.89             661,025            $0.89
     1.60 - 3.40               2,806,400           2.9                    2.12           2,806,400             2.12
                           --------------                                           ---------------

    $ .30 - 3.40               3,467,425           3.1                   $1.89           3,467,425            $1.89
======================     ==============     ===============     =============     ===============     ============

In connection with warrants granted to non-employees to purchase Common Stock in connection with the Units Offering, AVP recorded consulting expense of $-0- for the period ended March 31, 2006 and $3,498,022 for the period ended March 31, 2005. Such amounts represent, for each non-employee stock option, the valuation under SFAS 123 on the date of the grant. These grants were fully vested on the grant date.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. COMMITMENTS AND CONTINGENCIES

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

The future minimum rental payments under the non-cancellable operating lease commitment are as follows:

For the Years Ending March 31,
------------------------------
         2007                                                     $  331,000
         2008                                                        340,000
         2009                                                        350,000
         2010                                                        360,000
                                                               --------------

         Total                                                   $ 1,381,000
                                                               ==============

Rent expense charged to operations was $78,157 for the three months ended March 31, 2006 and $89,841 for the three months ended March 31, 2005.

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

                              Employment Agreements

AVP has entered into "at will" employment agreements with three officers. In addition to base salary, the employment agreements provide for annual performance bonuses and profit sharing bonuses. The performance bonuses range from 30% to 50% of the respective officer's base salary. The performance bonuses awarded, if any, will be based upon achieving certain milestones and targets as determined by the Board of Directors' Compensation Committee. The employment agreements also provide that AVP will set aside 10% of the net profits as defined by EBITDA or such other appropriate specification of the AVP for such fiscal year to establish a Profit Sharing Bonus Pool. The Chief Executive Officer will determine the allocation of the Profit Sharing Bonus Pool among officers eligible to participate in the Profit Sharing Bonus Pool.

                                Legal proceedings

A complaint was filed by Carl Schneider and Schneider Productions, LLC on October 24, 2005 in the United States District Court, Central District of California, in which the plaintiffs seek damages for copyright infringement in connection with the allegedly unauthorized use of a still photograph in a television commercial that was broadcast on NBC and FSN in 2005. Discovery has only recently commenced and therefore management is unable to determine or predict the outcome of this claim or the impact on the Company's consolidated financial condition or results of operations. Accordingly, the Company has not recorded a provision for this matter in their consolidated financial statements.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8. CAPITAL TRANSACTIONS

In February 2006, AVP entered a production and distribution agreement with Fox Broadcasting Company ("FBC") in connection with two events. Under the agreement, FBC will have the exclusive right to telecast the finals of two 2006 AVP tournaments throughout the U.S., its territories, and possessions. In consideration for its services valued at $1,000,000, FBC received 666,667 shares of Common Stock, par value $0.001 per share, of AVP.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued the new standard, Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Instruments," which is an amendment of FASB Statements No. 133 and 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host), if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have any impact on AVP's financial position or results of operations.

10. SUBSEQUENT EVENT

On April 12, 2006, AVP entered a multi-year sponsorship agreement ("Agreement") with Crocs, Inc. ("Crocs") pursuant to which Crocs shall become the title sponsor of the AVP Tour through the final event of the 2008 AVP Tour season. The Agreement is significant to AVP's 2006 projected revenue.

In the Agreement, AVP agreed to issue warrants to purchase up to 1,000,000 shares of common stock of AVP. The vesting period is as follows: (i) 200,000 shares on April 12, 2006 and (ii) 200,000 shares on each January 15th for the years 2007 through 2010; however no shares shall be granted in 2008, 2009 or 2010 if Crocs reduces its sponsorship in 2008, or in either 2009 or 2010 is not extended or in such earlier years if the Agreement is terminated by either party for breach prior to the final event of the 2008 AVP Tour season. The exercise price of the warrant is $.80. The registration rights are subject to Securities Act rules, AVP agrees to file a registration statement for resale of the shares underlying the warrants by April 12, 2007. The expiration date of the warrant is April 12, 2012 (sixth anniversary of the execution of the Agreement).

Pursuant to Securities Purchase Agreement dated May 4, 2006, AVP sold 2,941,180 shares of common stock and five-year warrants to purchase 588,236 shares of common stock at price of $1.00 per share, to accredited investors, for a total price $2,500,003. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 282,353 shares of common stock on substantially the same terms as the warrants sold to investors. The sale of the securities is exempt from registration pursuant under Securities Act section 4(2), due to the limited number of investors, all of which are accredited. The Securities Purchase Agreement requires AVP to file a re-sale registration statement within 30 days from closing and gives the investors rights of first negotiation regarding future issuances of common stock, subject to exceptions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Background

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

AVP's Business

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

OPERATING INCOME (LOSS) AND NET INCOME (LOSS)
----------------------------------------------------------------------------    -----------------------------------
               OPERATING INCOME (LOSS) AND NET INCOME (LOSS)                                % OF REVENUE
----------------------------------------------------------------------------    -----------------------------------
                                            2006                 2005                 2006                2005
                                      -----------------    -----------------    -----------------    --------------
Operating Income (Loss)               $    (1,501,472)     $    (4,826,028)              (1223)%             (4642)%
Net Income (Loss)                     $    (1,488,546)     $    (4,881,230)              (1212)%             (4695)%

The 69% decrease in operating loss in 2006 primarily reflects a decrease in consulting expense of $3,487,296 as no new options or warrants were granted during the three months ending March 31, 2006, compared to 1,266,794 of warrants granted for the three months ended March 31, 2005. The reduction in consulting expense offset increases in depreciation, player recruitment expenses as well as salary increases and additional new hires.

Excluding such warrant consulting expense, net loss for the three months ended March 31, 2005 would have been approximately $1,383,208 compared to $1,477,820 for 2006, an increase of 7%.

REVENUE
-----------------------------------------------------------

                          SUMMARY REVENUE
-----------------------------------------------------------
                                                                     Percentage
                                                                      Increase
                                          2006          2005         (Decrease)
                                    -------------      --------      ----------
Sponsorship                         $          --      $     --               -%
Activation Fees                                --            --               -%
Local Revenue                                  --            --               -%
Miscellaneous Revenue                     122,816       103,956              18%
                                    -------------      --------      ----------
Total Revenue                       $     122,816      $103,956              18%
                                    =============      ========      ==========

The preceding chart compares revenues from AVP's significant revenue drivers. The majority of AVP's revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes sponsorship revenue during the tour, as the events occur and collection is reasonably assured, in the proportion that prize money for an event bears to total prize money for the season. AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October. We did not produce any beach volleyball events in the first quarters of 2006 or 2005. Accordingly, we did not recognize any sponsorship revenue, activation fees, or local revenue in the quarters ended March 31, 2006 and 2005.

The 18% increase in miscellaneous revenue primarily reflects an increase in trademark licensing revenue in connection with volleyball and volleyball net sales.


GROSS PROFIT
--------------------------------------------------------------------------------
                              GROSS PROFIT
--------------------------------------------------------------------------------

                                                    2006                 2005
                                                  --------             --------
Revenue                                           $122,816             $103,956
Event Costs                                             --                   --
                                                  --------             --------
Gross Profit                                      $122,816             $103,956
                                                  ========             ========

Gross Profit %                                         100%                 100%
                                                  ========             ========

AVP's gross profit for 2006 increased approximately $19,000, or 18% above gross profit in 2005, primarily due to an increase in trademark licensing revenue. Since no events took place in the quarters ended March 31, 2006 and 2005 and no event costs were recognized, the gross margin percentage achieved in 2006 remained unchanged at 100% from the prior year's.

OPERATING EXPENSES
------------------------------------------   -----------------------------------
                   SUMMARY COSTS                        % OF REVENUE
------------------------------------------   -----------------------------------
                                                                           INCREASE
                                                                         (DECREASE) IN
                                                                         % OF REVENUE
                      2006         2005         2006          2005       2006 VS. 2005
                   ----------   ----------   ----------    ----------    -------------
Event Costs        $       --   $       --            0%            0%               0%
Administrative      1,068,338    4,518,384          870%        4,346%            3476%
Marketing             555,950      411,600          453%          396%             (57%)
Interest Expense        8,213       70,558            7%           68%              61%

                   ----------   ----------   ----------    ----------    -------------
Total Costs        $1,632,501   $5,000,542         1330%         4810%            3480%
                   ==========   ==========   ==========    ==========    =============

Event costs include the direct cost of producing an event and costs related to television airing. Event costs are recognized on an event-by-event basis, and event costs billed and/or paid prior to their respective events are recorded as deferred costs and expensed at the time the event occurs. Since no events took place in the quarters ended March 31, 2006 and 2005, no event costs were recognized.

Administrative costs decreased 76% in 2006, due primarily to a significant reduction in consulting expense as no options or warrants were granted for the period ending March 31, 2006. For the period ending March 31, 2005, administrative costs included a $3,498,022 charge to stock compensation for non-employee warrants valued under SFAS 123 for warrants granted on February 28, 2005, as a result of the Merger. The decrease in consulting expense offset increases in depreciation expense and 2006 salaries increases.

The 35% increase in marketing costs of $144,350 primarily reflects hiring of a head of sales and other marketing personnel and increases in miscellaneous marketing expenditures including logo redesign costs, as well as the cost of holding an inaugural high performance camp to recruit top college volleyball players to play on the AVP tour.

Interest expense in 2006 decreased 88% from 2005 due to elimination of short-term debt to Management Plus Enterprises, Inc, (MPE), Anschutz Entertainment Group, Inc. (AEG), Major League Volleyball, Inc. (MLV), and the Bridge Financing from the Merger.


--------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION EXPENSE
--------------------------------------------------------------------------------
                                                                     PERCENTAGE
                                                                      INCREASE
                                  2006               2005            (DECREASE)
                              ---------------    ---------------    ------------


Depreciation Expense          $        36,545    $        22,101            65%
Amortization Expense                    2,011             65,346           (97%)
                              ---------------    ---------------

                              $        38,556    $        87,447           (56%)
                              ===============    ===============

The increase in depreciation expense of $14,444 resulted from an increase in depreciable assets, including information technology equipment; activation equipment; and transportation equipment (e.g., trailer).

Amortization expense decreased 97% from 2005, primarily due to the absence in 2006 of MPE deferred commission costs. The underlying MPE sponsorship sales service contract was fully amortized in 2005.

--------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------------------------------------------
                                                                     PERCENTAGE
                                2006                2005              INCREASE
                           --------------    ----------------    ---------------
    Interest Income              $21,139             $15,356                 38%

The increase in interest income of $5,783 reflects additional interest earned on the proceeds realized from the Units Offering consummated on February 28, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities for the three months ended March 31, 2006 and 2005 were $(14,565) and $989,649, respectively. Working capital, consisting of current assets less current liabilities, was $(1,679,827) at March 31, 2006 and $87,243 at March 31, 2005. The negative working capital at March 31, 2006 resulted from deferred revenue being recognized for sponsorship payments received for events occurring after March 31, 2006, and using cash for payments of accounts payable and accrued liabilities related to the merger and delayed effectiveness of the registration statement.

At March 31, 2006 and 2005, accounts receivable had decreased $202,903 and increased $453,706, respectively, and deferred revenues had increased $2,597,165 and $2,969,847, respectively, over their respective amounts at March 31, 2006 and 2005, as AVP collects revenues prior to holding certain events.

On April 12, 2006, AVP entered a multi-year sponsorship agreement ("Agreement") with Crocs, Inc. ("Crocs") pursuant to which Crocs shall become the title sponsor of the AVP Tour through the final event of the 2008 AVP Tour season. The Agreement is significant to AVP's 2006 projected revenue.

Pursuant to Securities Purchase Agreement dated May 4, 2006, AVP sold 2,941,180 shares of common stock and five-year warrants to purchase 588,236 shares of common stock at price of $1.00 per share, to accredited investors, for a total price $2,500,003. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 282,353 shares of common stock on substantially the same terms as the warrants sold to investors. The sale of the securities is exempt from registration pursuant under Securities Act section 4(2), due to the limited number of investors, all of which are accredited. The Securities Purchase Agreement requires AVP to file a re-sale registration statement within 30 days from closing and gives the investors rights of first negotiation regarding future issuances of common stock, subject to exceptions.

Capital expenditures for the three months ended March 31, 2006 and 2005 were $64,216 and $137,384, respectively. During the three months ended March 31, 2006, AVP purchased a scoreboard and a trailer in preparation for the 2006 tour season, as well as, computer equipment. During the three months ended March 31, 2005, AVP purchased information technology equipment, activation equipment, banners and flags in preparation for the 2005 tour season.

Cash flows provided from financing activities for 2006 and 2005 were $(416,737) and $3,297,023, respectively. In February 2006, AVP paid the remaining principal amount due on the promissory note to MPE with whom Leonard Armato, the Chief Executive Officer and Chairman of the Board of Directors of the Company, was affiliated. This note constituted the purchase price delivered by AVP to MPE for the interests in MPE Sales, LLC in connection with sponsorship sales services. In 2005, upon consummation of the Units Offering on February 28, 2005, AVP realized proceeds of $4,247,023, net of offering costs of $753,038. Also, in 2005, AVP repaid $950,000 on the promissory note to MPE.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges". This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal".

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

Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock - Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair - value - based method of accounting for share - based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair - value - based method been used. Public entities that file as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. AVP is in the process of evaluating the impact of the adoption of SFAS 123(R) on its financial position or results of operations for 2006. On January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123(R).

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

ITEM 3.  CONTROLS AND PROCEDURES

AVP's management has evaluated, with the participation of its principal executive and financial officers, the effectiveness of AVP's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded, that, as of March 31, 2006, AVP's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by AVP in reports that it files or submits under the Exchange Act is accumulated and communicated to AVP's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Discovery has only recently commenced and therefore management is unable to determine or predict the outcome of this claim or the impact on the Company's financial condition or results of operations. Accordingly, the Company has not recorded a provision for this matter in its financial statements


ITEM 6.  EXHIBITS

31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 - Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2006.


                                        AVP, INC.
                                        (Registrant)


                                        By: /s/  Andrew Reif
                                        ----------------------
                                        Andrew Reif
                                        Chief Operating Officer and
                                        Chief Financial Officer