Form 10QSB
period 2006-06-30
AVP INC
filed 2006-08-14
CIK 930817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Yes |_| No |X|

      As of July 15, 2006, the Registrant had 19,654,908 shares of common stock outstanding.

Traditional Small Business Disclosure Format (check one): Yes |X| No |_|

                                    AVP, INC.



                                      INDEX

                                                                       Page
                                                                       ----

PART I.   FINANCIAL INFORMATION.........................................3

ITEM 1.   FINANCIAL STATEMENTS..........................................3

   Consolidated Balance Sheets as of June 30, 2006
   (Unaudited) and December 31, 2005....................................4

   Consolidated Statements of Operations for
   the three and six months ended June 30, 2006 and 2005
   (Unaudited)..........................................................5

   Consolidated Statement of Changes in Stockholders' Equity for
   the six months ended June 30, 2006
   (Unaudited)..........................................................6

   Consolidated Statements of Cash Flows for
   the six months ended June 30, 2006 and 2005
   (Unaudited)..........................................................7

   Notes to Consolidated Financial Statements (Unaudited)...............9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION............................................21

ITEM 3.   CONTROLS AND PROCEDURES......................................32

PART II.  OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..33

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................33

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    AVP, INC.
                          Index to Financial Statements
                           Period Ended June 30, 2006



                                                                            PAGE


Financial Statements

Unaudited and Audited Consolidated Balance Sheets...........................  4

Unaudited Consolidated Statements of Operations.............................  5

Unaudited Consolidated Statements of Changes in
 Stockholders' Equity (Deficiency)..........................................  6

Unaudited Consolidated Statements of Cash Flows............................. 7-8

Unaudited Notes to Consolidated Financial Statements........................  9

                                    AVP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                       (Unaudited)
                                                                                         June 30,            December 31,
                                                                                           2006                 2005
                                                                                       ------------         ------------
ASSETS
CURRENT ASSETS
     Cash and cash                                                                     $  6,309,819         $  1,143,345
       equivalents
     Accounts receivable, net of
       allowance for doubtful accounts of $49,232 and $49,232                             2,174,936              484,770
     Prepaid expenses                                                                       941,773              158,054
     Other current assets - current portion                                                 566,451              145,768
                                                                                       ------------         ------------
     TOTAL CURRENT ASSETS                                                                 9,992,979            1,931,937
                                                                                       ------------         ------------
PROPERTY AND EQUIPMENT, net                                                                 375,689              288,409
                                                                                       ------------         ------------
OTHER ASSETS                                                                                391,450              455,192
                                                                                       ------------         ------------
     TOTAL ASSETS                                                                      $ 10,760,118         $  2,675,538
                                                                                       ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
     Notes payable                                                                     $    183,334         $    600,071
     Accounts payable                                                                       582,358              711,303
     Accrued expenses                                                                     1,407,542            1,702,424
     Deferred revenue                                                                     3,667,917              116,000
                                                                                       ------------         ------------
     TOTAL CURRENT LIABILITIES                                                            5,841,151            3,129,798
                                                                                       ------------         ------------
OTHER LIABILITIES                                                                           250,475              150,000
                                                                                       ------------         ------------
     TOTAL LIABILITIES                                                                    6,091,626            3,279,798
                                                                                       ------------         ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)

     Preferred stock, 2,000,000 shares authorized:

       Series A convertible preferred stock, $.001 par value, 1,000,000
       shares authorized, no shares issued and outstanding                                       --                   --

       Series B convertible preferred stock, $.001 par value, 250,000 shares
       authorized, 71,020 and 94,488 shares issued and outstanding                               71                   94

     Common stock, $.001 par value, 80,000,000 shares authorized,
     19,654,908 and 11,669,931 shares issued and outstanding                                 19,655               11,670

     Additional paid-in capital                                                          38,975,564           32,183,810
     Accumulated deficit                                                                (34,326,798)         (32,799,834)
                                                                                       ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                              4,668,492             (604,260)
                                                                                       ------------         ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                           $ 10,760,118         $  2,675,538
                                                                                       ============         ============


                       See notes to financial statements.

                                    AVP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                     Three Months Ended June 30,              Six Months Ended June 30,
                                                      2006                2005                2006                2005
                                                  ------------        ------------        ------------        ------------
REVENUE
     Sponsorships/Advertising (1)                 $  6,233,090        $  3,424,395        $  6,233,090        $  3,424,395
     Other                                           1,078,062             885,050           1,200,878             989,006
                                                  ------------        ------------        ------------        ------------
     TOTAL REVENUE                                   7,311,152           4,309,445           7,433,968           4,413,401

EVENT COSTS                                          5,360,237           2,996,488           5,360,237           2,996,488
                                                  ------------        ------------        ------------        ------------
     Gross Profit                                    1,950,915           1,312,957           2,073,731           1,416,913
                                                  ------------        ------------        ------------        ------------
OPERATING EXPENSES
     Sales and Marketing (2)                           816,139             458,191           1,372,089             869,791
     Administrative (3)                              1,222,352           2,885,214           2,290,690           7,403,598
                                                  ------------        ------------        ------------        ------------
     TOTAL OPERATING EXPENSES                        2,038,491           3,343,405           3,662,779           8,273,389
                                                  ------------        ------------        ------------        ------------
     OPERATING LOSS                                    (87,576)         (2,030,448)         (1,589,048)         (6,856,476)
                                                  ------------        ------------        ------------        ------------
OTHER INCOME (EXPENSE)
     Interest expense                                   (3,718)            (28,013)            (11,931)            (98,571)
     Interest income                                    33,807              37,653              54,946              53,009
     Gain on warrant derivative                        111,042                  --             111,042                  --
                                                  ------------        ------------        ------------        ------------
     TOTAL OTHER INCOME (EXPENSE)                      141,131               9,640             154,057             (45,562)
                                                  ------------        ------------        ------------        ------------
     INCOME (LOSS) BEFORE INCOME TAXES                  53,555          (2,020,808)         (1,434,991)         (6,902,038)

INCOME TAXES                                                --                  --                  --                  --
                                                  ------------        ------------        ------------        ------------
     NET INCOME (LOSS)                                  53,555          (2,020,808)         (1,434,991)         (6,902,038)

Deemed Dividend to Series B Preferred
  Stock Shareholders                                    91,973                  --              91,973                  --
                                                  ------------        ------------        ------------        ------------
Net Loss available
  to common shareholders                          $    (38,418)       $ (2,020,808)       $ (1,526,964)       $ (6,902,038)
                                                  ============        ============        ============        ============
Basic and diluted loss per share                  $      (0.00)       $      (0.21)       $      (0.11)       $      (0.94)
                                                  ============        ============        ============        ============
Weighted average common shares outstanding          15,885,300           9,668,057          14,098,748           7,318,740
                                                  ============        ============        ============        ============

(1) Sponsorships/advertising includes $94,346 and $0 in stock based contra revenue for the six months ended June 30, 2006 and 2005, respectively and $94,346 and $0 for the three months ended June 30, 2006 and 2005, respectively.

(2) Sales and Marketing expenses include stock based expenses of $15,792 and $0 for the six months ended June 30, 2006 and 2005, respectively and $15,792 and $0 for the three months ended June 30, 2006 and 2005, respectively.

(3) Administrative expenses include stock based expenses of $213,967 and $5,211,988 for the six months ended June 30, 2006 and 2005, respectively and $203,241 and $1,713,966 for the three months ended June 30, 2006 and 2005, respectively.


                       See notes to financial statements.

                                    AVP, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                     For The Six Months Ended June 30, 2006

                                   (Unaudited)

                                                     Series A                     Series B
                                                  Preferred Stock               Preferred Stock               Common Stock
                                             -------------------------    --------------------------    -------------------------


                                                Shares       Amount         Shares         Amount          Shares        Amount
                                             -----------   -----------    -----------    -----------    -----------   -----------
Balance, December 31, 2005                            --    $       --         94,488    $        94     11,669,931   $    11,670


Conversion of Series B Preferred
Stock to common stock                                 --            --        (23,468)           (23)       583,439           583

Payment of accrued registration
penalty in common stock                               --            --             --             --            667             1

Issuance of common stock to Fox
Broadcasting Company for services                     --            --             --             --        666,667           667

Issuance of common stock to sales
agent for services                                    --            --             --             --        250,000           250

Issuance of warrants to sales agent
for services                                          --            --             --             --             --            --

Contra-revenue from issuance of
warrants to national sponsor                          --            --             --             --             --            --

Value of modification of
non-employee warrants                                 --            --             --             --             --            --

Private placement units (net of
offering costs of $226,000)                           --            --             --             --      2,941,180         2,941

Warrants derivative liability from
private placement unit                                --            --             --             --             --            --

Change in value of warrant
derivative financial instrument                       --            --             --             --             --            --

Private placement units (net of
offering costs of $240,000)                           --            --             --             --      3,529,410         3,529

Warrants derivative liability from
private placement unit                                --            --             --             --             --            --

Change in value of warrant
derivative financial instrument                       --            --             --             --             --            --

Cashless exercise of non-employee
options                                               --            --             --             --         13,614            14

Dividend from issuance of
warrants                                              --            --             --             --             --            --

Issuance of warrants to
broker-dealer for services                            --            --             --             --             --            --

Expenses from issuance of employee
options                                               --            --             --             --             --            --

Net loss                                              --            --             --             --             --            --
                                             -----------   -----------    -----------    -----------    -----------   -----------


Balance, June 30, 2006                                --   $        --         71,020    $        71     19,654,908   $    19,655
                                             ===========   ===========    ===========    ===========    ===========    ===========


                                              -----------    -----------    -----------
                                              Additional                      Total
                                               Paid-in       Accumulated   Stockholders'
                                               Capital        Deficit     Equity (Deficiency)
                                              -----------    -----------    -----------
Balance, December 31, 2005                    $32,183,810  $ (32,799,834)    $ (604,260)


Conversion of Series B Preferred
Stock to common stock                                (560)            --             --

Payment of accrued registration
penalty in common stock                               934             --            935

Issuance of common stock to Fox
Broadcasting Company for services                 999,333             --      1,000,000

Issuance of common stock to sales
agent for services                                199,750             --        200,000

Issuance of warrants to sales agent
for services                                      117,039             --        117,039

Contra-revenue from issuance of
warrants to national sponsor                      252,842             --        252,842

Value of modification of
non-employee warrants                              99,379             --         99,379

Private placement units (net of
offering costs of $226,000)                     2,271,062             --      2,274,003

Warrants derivative liability from
private placement unit                           (401,530)            --       (401,530)

Change in value of warrant
derivative financial instrument                   345,883             --        345,883

Private placement units (net of
offering costs of $240,000)                     2,756,470             --      2,759,999

Warrants derivative liability from
private placement unit                           (473,983)            --       (473,983)

Change in value of warrant
derivative financial instrument                   418,588             --        418,588

Cashless exercise of non-employee
options                                               (14)            --             --

Deemed dividend from issuance of
warrants                                           91,973        (91,973)            --

Issuance of warrants to
broker-dealer for services                         93,135             --         93,135

Expenses from issuance of employee
options                                            21,453             --         21,453

Net loss                                               --     (1,434,991)    (1,434,991)
                                              -----------    -----------    -----------


Balance, June 30, 2006                        $38,975,564    (34,326,798)   $ 4,668,492
                                              ===========    ===========    ===========


                       See notes to financial statements.

                                    AVP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                           Six Months Ended June 30,
                                                                              2006           2005
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                             $(1,434,991)   $(6,902,038)
     Adjustments to reconcile net loss to net cash flows from operating activities:
         Depreciation of property and equipment                                76,144         63,080
         Interest income on investment in sales-type lease                    (25,018)       (30,106)
         Amortization of deferred commissions                                  33,973        126,670
         Gain on property and equipment                                        (9,864)            --
         Other amortization                                                     4,022          4,022
         Contra-revenue from issuance of warrant                              (94,346)            --
         Compensation from issuance of stock options and warrants             213,967      5,211,988
         Change in fair value of derivative financial instrument             (111,042)            --
     Decrease (increase) in operating assets:
         Accounts receivable                                               (1,690,166)       414,527
         Prepaid expenses                                                     216,282     (1,214,212)
         Other assets                                                        (166,745)        (4,500)
     Increase (decrease) in operating liabilities:
         Accounts payable                                                    (128,945)       338,906
         Accrued expenses                                                    (155,973)       120,183
         Deferred revenue                                                   3,861,605      2,650,529
                                                                          -----------    -----------
         NET CASH FLOWS FROM OPERATING ACTIVITIES                             588,903        779,049
                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in property and equipment                                    (173,225)      (308,949)
     Investment in sales-type lease                                           113,866         79,200
     Proceeds from disposal of property and equipment                          19,665             --
                                                                          -----------    -----------
         NET CASH FLOWS FROM INVESTING ACTIVITIES                             (39,694)      (229,749)
                                                                          -----------    -----------


                       See notes to financial statements.

                                    AVP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                   (CONTINUED)
                                                                           Six Months Ended June 31,
                                                                              2006           2005
                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of capital stock                                  $ 5,500,002    $ 5,000,061
     Offering costs                                                          (466,000)      (753,038)
     Debt repayments                                                         (416,737)    (1,150,000)
                                                                          -----------    -----------
         NET CASH FLOWS FROM FINANCING ACTIVITIES                           4,617,265      3,097,023
                                                                          -----------    -----------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               5,166,474      3,646,323

         CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     1,143,345        631,933
                                                                          -----------    -----------
         CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 6,309,819    $ 4,278,256
                                                                          ===========    ===========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                                             $   110,447    $    66,934
                                                                          ===========    ===========
     Income taxes                                                         $        --    $        --
                                                                          ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING INFORMATION

     Net liabilities assumed in merger
         Cash                                                             $        --    $     4,217
         Accounts payable                                                          --       (261,857)
         Accrued expenses                                                          --       (173,934)
                                                                          -----------    -----------
                                                                          $        --    $  (431,574)
                                                                          ===========    ===========
     Conversion of Association redeemable preferred stock into common
     stock                                                                $        --    $ 3,657,600
                                                                          ===========    ===========
     Conversion of 10% convertible notes payable in common stock          $        --    $ 2,290,348
                                                                          ===========    ===========
     Conversion of Series B preferred stock into common stock             $       583    $     7,521
                                                                          ===========    ===========
     Payment of accrued registration penalty in common stock              $       935    $        --
                                                                          ===========    ===========
     Issuance of common stock to non-employees for services               $ 1,000,000    $        --
                                                                          ===========    ===========
     Issuance of common stock to sales agent for services                 $   200,000    $        --
                                                                          ===========    ===========
     Issuance of common warrants to sales agent for services              $   117,039    $        --
                                                                          ===========    ===========
     Issuance of warrants to title sponsor                                $   252,842    $        --
                                                                          ===========    ===========
     Cashless exercise of warrant                                         $        14    $        --
                                                                          ===========    ===========



                       See notes to financial statements.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of AVP, Inc. ("AVP") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in AVP, Inc.'s latest Annual Report on Form 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of AVP's financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the consolidated audited financial statements for the most recent fiscal year 2005, as reported in the Form 10-KSB as previously filed with the SEC, have been omitted.

2. MERGER

On February 28, 2005, upon filing a certificate of merger with the Delaware Secretary of State, a wholly owned subsidiary of AVP named Othnet Merger Sub, Inc., a Delaware corporation, and the Association of Volleyball Professionals, Inc. (the "Association") consummated a merger ("Merger") pursuant to an Agreement and Plan of Merger ("Merger Agreement") dated as of June 29, 2004, as amended. As a result of the Merger, the Association, which survived the Merger, became AVP's wholly owned subsidiary, and AVP issued common stock to Association stockholders.

In the second half of 2004, AVP issued $2,360,000 principal amount of 10% convertible notes and, as required by the Merger Agreement, loaned $2,000,000 of the proceeds of the notes to the Association (the notes were issued in units that included common stock and common stock purchase warrants) (the "Bridge Financing"). It was a condition to the closing of the Merger, among other things, that at least $2,000,000 principal amount of the notes (and accrued interest) be converted into common stock. Another condition was the closing of a private placement of units of Series B Convertible Preferred Stock and common stock purchase warrants, gross proceeds of which was $5,000,061 (the "February 2005 Financing"), concurrently with the Merger closing.

At the time of the merger, each share of Series B preferred stock is convertible into 24.3 shares of AVP common stock and carries the number of votes that equals the number of shares into which it is convertible. As a result of the May 2006 and June 2006 financings, the conversion rate of the outstanding Series B Convertible Preferred Stock increased from 24.3 to 27.87 in accordance with the anti-dilution provision from the February 2005 Financing.

In accordance with the Merger, the outstanding shares of the Association's common stock were converted into 2,973,861 shares of AVP common stock. The Association also had outstanding options and warrants that, as a result of the Merger, now represent the right to purchase 8,842,839 shares of AVP common stock.

As part of the Merger, the National Broadcasting Company (NBC) and Fox Broadcasting Company (Fox) converted 3,442,161 shares of redeemable preferred stock (948,627 and 2,493,534 shares of NBC and Fox respectively) into 2,317,188 shares of AVP common stock, and both television networks waived their put rights on their redeemable Series A preferred stock that AVP previously issued to them. In addition, as part of the Merger, holders of Bridge Financing convertible notes converted $2.1 million of principal plus accrued interest into 1,707,672 shares of AVP common stock.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. MERGER (CONTINUED)

Concurrent with the Merger, AVP raised $5,000,061 through the Units Offering, representing 147,364 shares of Series B Convertible Preferred Stock, which were convertible into 3,580,945 shares of AVP common stock.

Pursuant to the merger agreement and in conjunction with the Merger, AVP granted warrants to purchase 5,677,590 shares of common stock as consideration for services that facilitated the merger.

Upon consummation of the Merger and the private offering, the Association's former stockholders held common stock entitling them to cast 58.22% of votes entitled to be cast at an election of AVP directors; the Association's executive officers became AVP's executive officers; and Association designees constituted a majority of the Board of Directors.

Because AVP was a publicly traded shell corporation at the time of the Merger, the transaction was accounted for as a capital transaction--for accounting purposes, the equivalent of the Association issuing stock for AVP's net assets, accompanied by a recapitalization of the Association. The accounting is identical to that resulting from a reverse acquisition, except that there are no adjustments to the historical carrying values of the assets and liabilities of AVP.

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

On August 23, 2005 the stockholders gave approval to amend the Certificate of Incorporation increasing the number of authorized shares of common stock to 300,000,000 shares and to amend the Certificate of Incorporation to effect a 1 for 10 reverse stock split immediately following the increase in the number of authorized shares. The Certificate of Incorporation was subsequently amended to reduce the authorized shares of common stock to 80,000,000.

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

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. RESCISSION OFFER

Options granted in 2004 to AVP players under AVP's 2002 Stock Option Plan were not exempt from registration or qualification under federal and state securities laws, and AVP did not obtain the required registrations or qualifications. As a result, AVP made a rescission offer to the holders of these options.
If this rescission is accepted by all players to whom it is made, AVP could be required to make aggregate payments of up to $254,000, which includes statutory interest, based on options outstanding as of June 30, 2006. AVP may continue to be liable under federal and state securities laws for amounts with respect to which the rescission offer is not accepted. As management believes there is only a remote likelihood the rescission offer will be accepted by option holders in an amount that would result in a material expenditure by AVP, no liability has been recorded. Management does not believe that this rescission offer will have a material effect on AVP's financial position, results of operations or cash flows.

4. NET INCOME (LOSS) PER BASIC AND DILUTED SHARE OF COMMON STOCK

Basic earnings (loss) per share is calculated using the average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method.

The following options, warrants and other incremental shares to purchase shares of common stock were excluded from the computation of diluted earnings (loss) per share available to common shareholders for the periods presented as their effect would be antidilutive.

                                                   June 30,
                                       --------------------------------
                                          2006                  2005
                                       ----------            ----------
Options and Warrants                   18,412,466            15,487,806
Convertible Debt                               --             1,129,261
Series B Preferred Stock                1,979,327             2,828,811
                                       ----------            ----------
Total                                  20,391,793            19,445,878
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

Under the modified prospective method of SFAS No. 123(R), compensation expense was recognized during the six months ended June 30, 2006 and includes compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company's financial results prior to December 31, 2005 were not restated. There were no employee stock based grants between January 1, 2006 and June 30, 2006.

AVP adopted SFAS No. 148 effective for the year ended December 31, 2002, and has accounted for its stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees", until January 2006, at which time AVP adopted SFAS No. 123(R). Under APB 25, compensation expense is recognized over the vesting period based on the excess of the fair market value over the exercise price on the grant date. The reported net income and net income per share for the six months ended June 30, 2005 do not reflect the impact of the adoption of SFAS No. 123(R).

If AVP had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, AVP's net loss for the three months and six months ended June 30, 2005 would increase to the following pro forma amounts:

                                                 Three Months      Six Months Ended
                                                Ended June 30,         June 30,
                                               ----------------    ----------------
                                                     2005                2005
                                               ----------------    ----------------
Net loss applicable to common
stockholders, as reported                      $     (2,020,808)   $     (6,902,038)

Less stock based employee compensation
expense determined under fair-value-based
methods for all awards, net of related tax
effects                                              (4,479,997)         (4,479,997)
                                               ----------------    ----------------

Pro forma net loss                             $     (6,500,805)   $    (11,382,035)
                                               ================    ================

Net loss per share of common stock:
Basic and diluted
     As reported                               $          (0.21)   $          (0.94)
                                               ================    ================
     Pro forma                                 $          (0.67)   $          (1.56)
                                               ================    ================

The fair value of these options was estimated at the dates of grant using the Black-Scholes option pricing model, with the following assumptions for the six months ended June 30, 2005 and 2006:

                                             Six Months Ended
                                                June 30,
                            ----------------------------------------------------
                                      2005                       2006
                            ----------------------------------------------------
Risk-free interest rate           3.66 - 3.93%               4.91 - 5.30%
Expected life                       4 years                  4 - 6 years
Expected volatility                   100%                   90 - 95%
Expected dividend yield                0%                         0%

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. STOCK BASED COMPENSATION (CONTINUED)

As a result of adopting SFAS No. 123(R), during the three months ended June 30, 2006, the Company's net loss is $10,727 greater than if it had continued to account for stock based compensation under APB 25 as it did for the three months ended June 30, 2005. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been ($0.00) if the Company had not adopted SFAS No. 123(R), compared to basic and diluted earnings per share of ($0.00). The adoption of SFAS No. 123(R) had no impact on the Company's cash flows.

As a result of adopting SFAS No. 123(R), during the six months ended June 30, 2006, the Company's net loss is $21,453 greater than if it had continued to account for stock based compensation under APB 25 as it did for the six months ended June 30, 2005. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been ($0.10) if the Company had not adopted SFAS No. 123(R), compared to basic and diluted earnings per share of ($0.10). The adoption of SFAS No. 123(R) had no impact on the Company's cash flows.

Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted from historical data on employee exercises is not yet determinable. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company's stock. As of June 30, 2006, the Company had approximately $70,075 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.23 years.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. STOCK OPTIONS

                               Stock Option Plans

On August 23, 2005, the stockholders approved the adoption of the 2005 Stock Incentive Plan. Under the 2005 Plan, AVP may grant awards of stock options (including stock purchase warrants) and restricted stock grants to its officers, directors, employees, consultants, players, and independent contractors. AVP may issue an aggregate of 30,000,000 shares of its common stock under the 2005 Plan, including approximately 14,000,000 shares consisting of management warrants as well as options previously granted by the Association which were subsequently converted to AVP stock options, pursuant to the Merger Agreement. AVP may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, and options, warrants, and other rights to buy AVP's common stock that are not qualified as incentive stock options. No stock options may be granted at an exercise price less than the fair market value of our common stock on the date of grant. The exercise price of each optioned share is determined by the Compensation Committee; however the exercise price for incentive stock options and nonqualified stock options will not be less than 100% of the fair market value of the optioned shares on the date of grant. The exercise price of incentive stock options granted to holders of more than 10% of AVP's Common Stock must be at least 110% of the fair market value of the Common Stock on the date of grant.

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

The following table contains information on the stock options under the Plan for the period ended June 30, 2006 and the year ended December 31, 2005. The outstanding options expire from April 2008 to September 2013.


                                                                                Weighted Average
                                                       Number of Shares          Exercise Price
                                                       ----------------          --------------
Options outstanding at January 1, 2005                        8,555,241          $          .32
    Granted                                                   3,259,593                    2.19
    Converted Othnet options                                    200,428                    2.50
    Exercised                                                        --                      --
    Cancelled                                                        --                      --
                                                       ----------------          --------------

Options outstanding at December 31, 2005                     12,015,262                     .87
    Granted                                                          --                      --
    Exercised                                                        --                      --
    Cancelled                                                   (19,738)                   1.60
                                                       ----------------          --------------
Options outstanding at June 30, 2006                         11,995,524          $          .87
                                                       ================          ==============

The weighted average fair value per share of options granted was $-0- in 2006 and $1.38 in 2005.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. STOCK OPTIONS (CONTINUED)

                         Stock Option Plans (Continued)

The following table summarizes information about AVP's stock-based compensation plan at June 30, 2006:

Options outstanding and exercisable by price range as of June 30, 2006:


                                        Options Outstanding                       Options Exercisable
                          -----------------------------------------------    -----------------------------
                                              Weighted
                                              Average          Weighted                          Weighted
       Range of                              Remaining         Average                           Average
       Exercise              Number         Contractual        Exercise          Number          Exercise
        Prices             Outstanding     Life in Years        Price         Exercisable         Price
-------------------       -------------   ---------------     -----------    -------------      ----------
   $ .01  -    .30          6,118,943             3.5         $      0.03      6,118,943        $     0.03
     .31  -    .90          1,655,480             7.1                0.77      1,655,480              0.77
     .91  -   1.60            761,080             2.8                1.60        711,526              1.60
    1.61  -   2.80          3,460,021             3.1                2.21      3,416,687              2.22
                          -------------                                      -------------
     $ .01  - 2.80         11,995,524             3.8         $      0.87     11,902,636        $     0.86
===================       =============   ===============    ===========     =============      ==========

In connection with stock options granted to employees to purchase common stock, AVP recorded $21,453 of stock-based compensation expense for the period ended June 30, 2006 and $-0- for the period ended June 30, 2005.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. STOCK OPTIONS (CONTINUED)

                               Other Stock Options

The following table contains information on all of AVP's non-plan stock options for the period ended June 30, 2006 and the year ended December 31, 2005.


                                                                      Weighted
                                                                       Average
                                                   Number of          Exercise
                                                    Shares             Price
                                                  ----------          ---------
Options outstanding at January 1, 2005              302,930           $   0.30
         Granted                                  2,491,056               1.99
         Converted Othnet options                   728,557               2.39
         Exercised                                       --                 --
         Cancelled                                  (55,118)              4.42
                                                  ----------          ---------
Options outstanding at December 31, 2005          3,467,425               1.89
         Granted                                  2,769,712               1.00
         Exercised                                  (20,195)              0.30
         Cancelled                                       --                 --
                                                  ----------          ---------
Options outstanding at June 30, 2006              6,216,942           $   1.50
                                                  ==========          =========

The weighted average fair value of options granted was $0.65 in 2006 and $2.26 in 2005.

The following table summarizes information about AVP's non-qualified stock options at June 30, 2006:

Options outstanding and exercisable by price range as of June 30, 2006:


                                           Options Outstanding                             Options Exercisable
                           ----------------------------------------------------     --------------------------------
                                                 Weighted
                                                 Average            Weighted                             Weighted
                                                Remaining           Average                               Average
  Range of Exercise           Number           Contractual          Exercise            Number           Exercise
       Prices               Outstanding       Life in Years          Price           Exercisable           Price
----------------------     --------------     ---------------     -------------     ---------------     ------------
    $ .30 - 1.50               3,279,022           4.7                   $0.95           3,279,022            $0.95
     1.60 - 3.40               2,937,920           3.3                    2.11           2,937,920             2.11
                           --------------                                           ---------------
    $ .30 - 3.40               6,216,942           4.0                   $1.50           6,216,942            $1.50
======================     ==============     ===============     =============     ===============     ============

In connection with warrants granted to non-employees to purchase Common Stock, AVP recorded warrant expense of $192,514 in administrative expenses, $15,792 in sales and marketing expenses, and $94,346 in contra-revenue for the period ended June 30, 2006 and $5,211,988 in administrative expenses for the period ended June 30, 2005. Such amounts represent, for each non-employee stock option, the valuation under SFAS 123 on the date of the grant. These grants were fully vested on the grant date.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. COMMITMENTS AND CONTINGENCIES

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

The future minimum rental payments under the non-cancellable operating lease commitment are as follows:

Years Ending December 31,
         2006                                                         $  166,000
         2007                                                            338,000
         2008                                                            347,000
         2009                                                            357,000
         2010                                                             90,000
                                                                   -------------
         Total                                                        $1,298,000
                                                                   =============

Rent expense charged to operations was $81,312 and $69,257 for the three months ended June 30, 2006 and 2005, respectively. Rent expense was $159,470 for the six months ended June 30, 2006 and $159,097 for the six months ended June 30, 2005.

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

                              Employment Agreements

AVP has entered into "at will" employment agreements with three officers. In addition to base salary, the employment agreements provide for annual performance bonuses and profit sharing bonuses. The performance bonuses range from 30% to 50% of the respective officer's base salary. The performance bonuses awarded, if any, will be based upon achieving certain milestones and targets as determined by the Board of Directors' Compensation Committee. The employment agreements also provide that AVP will set aside 10% of the net profits as defined by EBITDA or such other appropriate specification of the AVP for such fiscal year to establish a Profit Sharing Bonus Pool. The Chief Executive Officer will determine the allocation of the Profit Sharing Bonus Pool among officers eligible to participate in the Profit Sharing Bonus Pool. For 2005, Messrs. Armato, Binkow, and Reif voluntarily declined the annual bonus and the monthly car allowance they were entitled to per their employment agreements.

                                Legal proceedings

A complaint was filed by Carl Schneider and Schneider Productions, LLC on October 24, 2005 in the United States District Court, Central District of California, in which the plaintiffs seek damages for copyright infringement in connection with the allegedly unauthorized use of a still photograph in a television commercial that was broadcast on NBC and FSN in 2005. Discovery is still being completed and therefore management is unable to determine or predict the outcome of this claim or the impact on the Company's financial condition or results of operations. Accordingly, the Company has not recorded a provision for this matter in their financial statements.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. CAPITAL TRANSACTIONS

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

On March 24, 2006, AVP entered an agreement with Wall Street Communications Group, Inc. ("Sales Agent") pursuant to which Sales Agent performed sales services for the AVP in connection with a sponsorship/advertising agreement with Crocs, Inc. which currently serves as title sponsor for the AVP Tour. For his services, the Sales Agent received 250,000 shares of AVP common stock valued at $200,000 and a warrant to purchase up to 200,000 shares of AVP common stock. The exercise price of the warrant is $.80. On June 30, 2006, the warrants had a value of $117,039, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 4 years, estimated volatility of 95% and a risk free interest rate of 5.10%. For the six months ended June 30, 2006, we expensed $15,792. AVP agreed to file a registration statement for resale of the shares and the shares underlying the warrant by April 12, 2007. The registration statement became effective on June 30, 2006. The expiration date of the warrant is April 12, 2010 (fourth anniversary of the signing of the Crocs Sponsorship/Advertising Agreement).

On April 12, 2006, AVP entered a multi-year sponsorship/advertising agreement ("Agreement") with Crocs, Inc. ("Crocs") pursuant to which Crocs became the title sponsor of the AVP Tour through the final event of the 2008 AVP Tour season. In the Agreement, AVP agreed to issue warrants to purchase up to 1,000,000 shares of common stock of AVP. The vesting period is as follows: (i) 200,000 shares on April 12, 2006 and (ii) 200,000 shares on each January 15th for the years 2007 through 2010; however no shares shall be granted in 2008, 2009 or 2010 if Crocs reduces its sponsorship in 2008, or in either 2009 or 2010 if the Agreement is not extended beyond 2008 or in such earlier years if the Agreement is terminated by either party for breach prior to the final event of the 2008 AVP Tour season. The exercise price of the warrant is $.80. The warrants were recorded with a value of $252,842, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 6 years, estimated volatility of 95% and a risk free interest rate of 4.92%. The fair value of the warrants was recorded through the Consolidated Statement of Operations as contra-revenue. For the six months ended June 30, 2006, we recognized $94,346 related to these warrants. The registration rights are subject to Securities Act rules, and AVP agreed to file a registration statement for resale of the shares underlying the warrants by April 12, 2007. The registration statement became effective on June 30, 2006. The expiration date of the warrant is April 12, 2012 (sixth anniversary of the execution of the Agreement).

In April 2006, the Board of Directors of AVP, Inc. agreed to extend the warrants included in the Bridge Financing, which were scheduled to expire in June 2006, for an additional 18-month period through December 2007. The warrants were recorded with a value of $99,379, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 1.7 years, estimated volatility of 90% and a risk free interest rate of 3.52%. For the six months ended June 30, 2006, we expensed $99,379.

Pursuant to a Securities Purchase Agreement dated May 4, 2006, AVP sold 2,941,180 shares of common stock and five-year warrants to purchase 588,236 shares of common stock at an exercise price of $1.00 per share for a total price $2,500,003. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 282,353 shares of common stock on substantially the same terms as the warrants sold to investors. Warrants issued to the placement agent were capitalized as part of the offering costs.

Pursuant to a Securities Purchase Agreement dated June 9, 2006, AVP sold 3,529,410 shares of common stock and five-year warrants to purchase 705,882 shares of common stock at an exercise price of $1.00 per share, to an accredited investor, for a total price $2,999,998.50. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 338,824 shares of common stock on substantially the same terms as the warrants sold to the investor. Warrants issued to the placement agent were capitalized as part of the offering costs.

The Securities Purchase Agreements in May and June of 2006 ("May and June 2006 Financing") required AVP to file a re-sale registration statement within 10 business days from closing of the June 9, 2006 Securities Purchase Agreement and gives the investors rights of first negotiation regarding future issuances of common stock, subject to exceptions. The registration statement became effective on June 30, 2006.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. CAPITAL TRANSACTIONS (CONTINUED)

Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19"), the fair value of the warrants issued at the close of the May and June 2006 Financing have been reported as a liability due to the requirement to net-cash settle the transaction in the event that the shares underlying the warrant are not registered for sale. The warrant provides that the holder is entitled to liquidated damages, payable in cash, of 1% of the gross proceeds per month ($55,000) should the Company fail to achieve effectiveness of the registration statement. The warrants were recorded as a derivative financial instrument with a value of $875,513, and they were later reclassified as equity on the date the registration statement became effective. On the effective date, the warrants had a value of approximately $764,471, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 90% and a risk free interest rate of 5.10%. The change in fair value of the warrants was recorded through the Consolidated Statement of Operations as Other Income (Expense). For the six months ended June 30, 2006, we recorded a gain of $111,042 associated with the fair value adjustment of the warrants.

As a result of the shares of common stock sold in May and June 2006, the conversion rate of the outstanding Series B Convertible Preferred Stock increased from 24.3 to 27.87 in accordance with the anti-dilution provision from the February 2005 Financing. Each unit sold in the February 2005 Financing consisted of 4 shares of AVP's Series B Preferred Stock (each Preferred Stock was originally convertible into 24.3 shares of common stock), and a five-year warrant to purchase up to 24.3 shares of the AVP's common stock. In accordance with the February 2005 Financing anti-dilution provisions, the number of shares of common stock for which the warrants were exercisable was adjusted. The warrant agreement entitles Series B Preferred Stock holders to purchase 131,521 additional shares of common stock--for accounting purposes, the additional warrants were treated as a dividend. All outstanding shares of Series B Convertible Preferred Stock are now convertible into 27.87 shares of common stock.

In addition, as a result of the new shares sold in May and June 2006, AVP also issued to Maxim, broker-dealer and underwriter for the February 2005 Financing, a warrant to purchase 122,898 additional shares of common stock in accordance with its anti-dilution provision. The warrants were recorded with a value of $93,135, which was determined using the Black-Scholes valuation method. The fair value of the warrants was recorded through the Consolidated Statement of Operations as an administrative expense. For the six months ended June 30, 2006, we expensed $93,135.

For the six months ended June 30, 2006, 23,688 shares of Series "B" preferred stock were converted into 583,439 shares of AVP's common stock pursuant to notices of conversions from two individual investors.

During the six months ended June 30, 2006, AVP issued 13,614 shares of common stock pursuant to the cashless exercise of options for 20,195 shares of common stock. The exercise price of the options was $0.30 per share.

Warrants granted on the May and June 2006 Financing include an anti-dilution provision that could increase common stock shares outstanding. The company has analyzed the anti-dilutive provision on the warrant agreements under EITF 00-19 and has concluded the warrants are not a liability.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued, Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Instruments," which is an amendment of FASB Statements No. 133 and 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host), if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have any impact on AVP's financial position or results of operations.

In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes," which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" (EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 is not expected to have a material impact on the financial position, results of operations or cash flows of AVP.

In March 2006, the FASB issued SFAS No.156, "Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No.140". SFAS 156 amends SFAS 140 to clarify the accounting for servicing assets and servicing liabilities. Among other provisions, the new accounting standard requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 is effective for the fiscal periods beginning after September 15, 2006. The Company is currently evaluating the effect that the adoption of SFAS 156 will have on its consolidated results of operations and financial condition but expects it will not have a material impact.

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

AVP's Business

We own and operate professional beach volleyball tournaments in the United States. The AVP tour is the sole nationally recognized U.S. professional beach volleyball tour. Every top U.S. men's and women's beach volleyball professional, including the women's gold and bronze medalists in the 2004 Olympic Games, competes on the AVP tour. We have more than 200 of the top professional players under exclusive contracts, as well as a growing base of spectators and television viewers that we believe represent an attractive audience for national, regional, and local sponsors. Our business includes establishing and managing tournaments; sponsorship/advertising sales and sales of broadcast, licensing, and trademark rights; sales of food, beverage, and merchandise at the tournaments; contracting with players in the tour; and associated activities.

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

Results of Operations for the three months ended June 30, 2006 and 2005


               Operating Income (Loss) and Net Income (Loss)                                 % Revenue
----------------------------------------------------------------------------    -------------------------------------
                                           Three Months Ended June 30,             Three Months Ended June 30,
                                            2006                 2005                 2006                 2005
                                      ----------------    ------------------    -----------------    ----------------
Operating Income (Loss)                    $ (87,576)         $ (2,030,448)                 (1%)               (47%)

Net Income (Loss)                          $  53,555          $ (2,020,808)                  1%                (47%)

The 96% decrease in operating loss in 2006 primarily reflects an increase of $3,001,707 or 70% in recognized revenue for the three months ended June 30, 2006 as well as decreases in warrant expense of $1,400,587 (from $1,713,966 to $313,379), decreases in accounting and legal fees of $136,000, and a decrease in amortization expense of $64,000. The reduction in warrant expense, accounting and legal fees, and amortization offset increases in network broadcast time and television production costs of $1 million, prize money of $431,000, and other event costs of $571,000.

In addition to the above, the decline in our net loss was also due to derivative financial instrument gain for the three months ended June 30, 2006 of $111,042 compared to $0 for the three months ended June 30, 2005. Derivative financial instrument gain arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock which are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. Since there were liquidated damages, payable in cash, of 1% of the gross proceeds per month ($55,000) should the Company have failed to achieve effectiveness of the registration statement in accordance with the May and June 2006 Securities Purchase Agreements and the warrant agreements related there to, the warrants issued pursuant to the May and June 2006 private placement were initially recorded as derivative financial instruments and were later reclassified as equity on the date the registration statement became effective and adjusted to fair value using the Black-Scholes valuation method. The increase in the derivative instrument gain noted above is due to the decline in the trading stock price of our common stock during the period from the initial recording as a derivative financial instrument until the reclassification as equity.

Excluding the warrant expense and the gain on warrant derivative, net income
(loss) for the three months ended June 30, 2006 would have been approximately $414,388 compared to $(307,000) for the three months ended June 30, 2005.

Revenue

The majority of AVP's revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes sponsorship/advertising revenue pro rata based upon prize money per event as the events occur during the tour season and collection is reasonably assured. AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October.


                         Summary Revenue

                                                                Percentage
                          Three Months Ended June 30,            Increase
                              2006              2005            (Decrease)
                          --------------   ---------------    ----------------
Sponsorship/Advertising     $ 6,233,090        $3,424,395                 82%
Activation Fees                 148,447           190,133                (22%)
Promoter Fees                   146,000                 -                  -%
Local Revenue                   497,770           458,348                  9%
Miscellaneous Revenue           285,845           236,569                 21%
                          --------------   ---------------    ----------------
Total Revenue               $ 7,311,152        $4,309,445                 70%
                          ==============   ===============    ================

Sponsorship/advertising revenue for the three months ended June 30, 2006 increased approximately $2.8 million as compared to the three months ended June 30, 2005. The increase in sponsorship/advertising revenue was primarily due to an increase in contracted 2006 sponsorship/advertising revenue. Contracted sponsorship/advertising revenue increased from $12.9 million in 2005 to $16.5 million in 2006 as a result of increases in sponsorship/advertising fees and the number of national sponsors/advertisers. The increase in sponsorship/advertising revenue for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was also due to six events taking place in the three months ended June 30, 2006 (out of 16 events in 2006) compared to only five events taking place in the three months ended June 30, 2005 (out of 14 events in 2005). Accordingly, $6,233,090 (37.7%) of $16.5 million of 2006 contracted for sponsorship/advertising revenue is being allocated to the six events taking place in the three months ended June 30, 2006 compared to only $3,424,395 (26.5%) out of $12.9 million of 2005 contracted for sponsorship/advertising revenue being allocated for the five events taking place in the three months ended June 30, 2005. For the three months ended June 30, the average sponsorship/advertising revenue per event for 2006 and 2005 was $1,038,848 and $684,879, respectively.

The decrease in activation fees was primarily due to an anticipated decline in annual gross activation revenue of 22% as a result of several sponsors from 2005 who utilized AVP's activation services not returning as sponsors in 2006.

For the three months ended June 30, 2006, we entered an agreement with an event promoter in connection with one event pursuant to which the promoter paid a promoter fee in exchange for the right to exploit local revenue, including ticket sales, parking, concessions, and ancillary revenue. The event promoter was also required to pay for certain specified event expenses including the stadium, sand, various operational costs (e.g., hotel accommodations, certain event personnel, security), event permits, and marketing costs. We did not have a similar arrangement in connection with any event for the three months ended June 30, 2005.

Local revenue increased 9% mainly as a result of increases in sales of corporate luxury suites. In the first two quarters of 2005, we sold fewer corporate suites.

The 21% increase in miscellaneous revenue primarily reflects an increase in trademark licensing revenue in connection with volleyball and volleyball net sales and sale of AVP branded apparel for sale at AVP events and online. During the second quarter of 2006, we entered a licensing agreement with Speedo for AVP-SPEEDO co-branded apparel and with Crocs, Inc. for AVP branded footwear. We do not anticipate recognizing any revenue from the Crocs licensing agreement until the third quarter of 2006.

Gross Profit

                                  Gross Profit
--------------------------------------------------------------------------
                                   Three Months Ended June 30,
                                 2006                       2005
                         ----------------------     ----------------------
Revenue                           $  7,311,152              $   4,309,445
Event Costs                          5,360,237                  2,996,488
                         ----------------------     ----------------------
Gross Profit                      $  1,950,915              $   1,312,957
                         ======================     ======================
Gross Profit %                              27%                        30%
                         ======================     ======================

AVP's gross profit margin for the three months ended June 30, 2006 was 27% compared to 30% for the three months ended June 30, 2005. The decrease in the gross profit margin primarily reflects increases in network broadcast time and television production costs ($1,000,000 compared to $0). For the three months ended June 30, 2006, two events were broadcast on network television; however, for the three months ended June 30, 2005, none of the five events conducted was broadcast on network television. For 2005 and 2006, we pay a fee for the network broadcast time; however, we do not pay any fee for the broadcast time on cable television. Event costs increased considerably due to an additional event taking place during the three months ended June 30, 2006 (six events compared to five events taking place during the three months ended June 30, 2005). In addition, event costs also increased due to increases in prize money, staging costs, and sponsorship costs. The 2004 exclusive player agreements provide for $500,000 increases in prize money for the years 2006, 2007, and 2008. Most of the $500,000 increase in prize money was allocated to events taken place during the three months ended June 30, 2006. Staging costs increased as a result of AVP using an enhanced stadium for its 2006 events, which included additional seating as well as corporate suites at all events. The increases outlined above for the three months ended June 30, 2006 offset the cost savings resulting from one event in the quarter having an event promoter who took on certain operational costs of the event.

Our quarterly results of operations and gross margins vary depending on the number of events scheduled each quarter, the number of agreements with local event promoters, and the mode of television distribution of our events. Events in which there is an agreement with a local event promoter carry higher gross margins than those events in which there are no agreements with local promoters. Additionally, events broadcast on network television carry significant costs compared to cable broadcasts and cause quarterly fluctuations, based on the timing of these events throughout the year. Management expects gross profit margins to increase in the third quarter of 2006 as AVP has agreements with seven more event promoters in which the event promoters take on certain event costs and pay AVP promoter fees in return for the right to exploit local revenue opportunities.

Operating Expenses


                    Summary Costs                                      % Revenue
-------------------------------------------------------     --------------------------------         Increase
                                                                                                   (Decrease) as
                         Three Months Ended June 30,          Three Months Ended June 30,          % of Revenue
                           2006              2005               2006              2005             2006 vs. 2005
                      --------------    ---------------     ------------    ----------------    ------------------
Event Costs             $ 5,360,237         $2,996,488              73%                 70%                     3%
Administrative            1,222,352          2,885,214              17%                 67%                   (50%)
Sales and Marketing         816,139            458,191              11%                 11%                     --
                      --------------    ---------------     ------------    ----------------    ------------------
Total Costs             $ 7,398,728         $6,339,893             101%                148%                   (47%)
                      ==============    ===============     ============    ================    ==================

Event costs primarily include the direct costs of producing an event and costs related to television airing of network broadcasted events. Event costs also include the cost of servicing our sponsors. Event costs are recognized on an event-by-event basis and event costs billed and/or paid prior to their respective events are recorded as prepaid event costs and expensed at the time the event occurs.

The increase of 79% in event costs was primarily attributable to one additional event taking place during the three months ended June 30, 2006 (six events compared to five events taking place during the three months ended June 30,
2005) as well as increases in network broadcast time and television production costs of $1 million, in prize money of $431,000, in staging costs of $112,000, in sponsorship/suite costs of $216,000, and in event crew of $86,000. For the three months ended June 30, 2006, two events were broadcast on network television compared to none for the three months ended June 30, 2005. We pay for the broadcast time and production costs for our network broadcasts, but we do not pay for the time or production costs for our cable broadcasts. With respect to the two network events broadcast in the three months ended June 30, 2006, we negotiated an agreement with Fox Broadcasting Company (FBC) pursuant to which FBC agreed to take equity in AVP rather than AVP pay cash for the network broadcast time and related production services. Staging costs increased as a result of AVP using an enhanced stadium for its 2006 events, which included additional seating as well as corporate suites at four events compared to three events in 2005. The increase in sponsorship costs is the result of adding a hospitality sponsorship that obligated AVP to enhance the VIP sections of the event site.

The 58% decrease in administrative costs was due primarily to a decrease of approximately $1.5 million in consulting expense as a result of non-employee warrants valued under SFAS 123 for warrants granted during the three months ended June 30, 2005 and a decrease in amortization expense which resulted from the elimination of MPE deferred commission costs expensed in 2005.

The 78% increase in sales and marketing costs primarily reflects increase in commission expense as a result of securing the title sponsor for the AVP Tour and the hiring of a head of sales and other marketing personnel. Other factors contributing to the increase in marketing expenditures include logo redesign costs as well as the cost of holding an inaugural high performance camp to recruit top college volleyball players to play on the AVP tour.

Depreciation and Amortization Expense
-----------------------------------------------------------------------------------
                                                                                          Percentage
                                                 Three Months Ended June 30,               Increase
                                                 2006                  2005               (Decrease)
                                           ------------------    ------------------    ------------------
Depreciation Expense                             $    39,599           $    39,992                    (1%)
Amortization Expense                                   2,011                66,396                   (97%)
                                           ------------------    ------------------
Total                                            $    41,610           $   106,388                   (61%)
                                           ==================    ==================

Amortization expense decreased 97% from 2005, primarily due to the absence in 2006 of MPE deferred commission costs. The underlying MPE sponsorship sales service contract was fully amortized in 2005.

Other Income (Expense)
-----------------------------------------------------------------------------------
                                                                                          Percentage
                                                 Three Months Ended June 30,               Increase
                                                 2006                  2005               (Decrease)
                                           ------------------    ------------------    ------------------
Interest Expense                                $     (3,718)          $   (28,013)                  (87%)
Interest Income                                       33,807                37,653                   (10%)
Derivative financial instrument gain                 111,042                    --                    --%
                                           ------------------    ------------------
Total                                            $   141,131           $     9,640                  1364%
                                           ==================    ==================

The decrease in interest expense of $24,295 reflects a reduction in debt.

The 10% increase in interest income reflects additional interest earned on the proceeds realized from the private placement consummated on May and June 2006

Pursuant to the May and June 2006 private placement, we sold 6,470,590 shares of common stock and five-year warrants to purchase 1,294,118 shares of common stock at price of $1.00 per share, to accredited investors. Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19"), the fair value of the warrants issued under the May and June 2006 Financing have been reported as a liability due to the requirement to net-cash settle the transaction in the event that the shares underlying the warrant are not registered for sale. Pursuant to the warrant agreement, the warrant holder is entitled to liquidated damages, payable in cash, of 1% of the gross proceeds per month ($55,000) should the Company fail to achieve effectiveness of the registration statement. The warrants were considered a derivative financial instrument with a value of $875,513, and they were later reclassified as equity on the date the registration statement became effective. On the effective date, the warrants had a value of approximately $764,471, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 90% and a risk free interest rate of 5.10%. For the three months ended June 30, 2006, we recorded a gain of $111,042 associated with the fair value adjustment of the warrants.

Results of Operations for the Six months Ended June 30, 2006 and 2005

Operating Income (Loss) and Net Income (Loss)
----------------------------------------------------------------------------    -------------------------------------
               Operating Income (Loss) and Net Income (Loss)                                % of Revenue
----------------------------------------------------------------------------    -------------------------------------
                                            Six Months Ended June 30,                 Six Months Ended June 30,
                                            2006                 2005                 2006                2005
                                      -----------------    -----------------    -----------------    ----------------
Operating Income (Loss)                   $(1,589,048)         $(6,856,476)                (21)%              (155)%
Net Income (Loss)                         $(1,434,991)         $(6,902,038)                (19)%              (156)%

The 77% decrease in operating loss in 2006 primarily reflects an increase of $3,020,567 or 68% in recognized revenue for the six months ended June 30, 2006 as well as decreases in warrant expense of $4,887,883 (from $5,211,988 to $324,105), a decrease in amortization costs of $127,000 and decreases in accounting and legal fees of $82,000. The reduction in warrant expense, amortization expense, and accounting and legal fees offset increases in network broadcast time and television production costs of $1 million, prize money of $431,000, and event costs of $571,000.

In addition to the above, the decline in our net loss was also due to derivative financial instrument gain for the six months ended June 30, 2006 of $111,042 compared to $0 for the six months ended June 30, 2005. Derivative financial instrument gain arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock which are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. Since there were liquidated damages, payable in cash, of 1% of the gross proceeds per month ($55,000) should the Company have failed to achieve effectiveness of the registration statement in accordance with the May and June 2006 Securities Purchase Agreements and the warrant agreements related there to, the warrants issued pursuant to the May and June 2006 private placement were initially recorded as derivative financial instruments and were later reclassified as equity on the date the registration statement became effective and adjusted to fair value using the Black-Scholes valuation method. The increase in the derivative instrument gain noted above is due to the decline in the trading stock price of our common stock during the period from the initial recording as a derivative financial instrument until the reclassification as equity.

Excluding the warrant expense and the gain on warrant derivative, net loss for the six months ended June 30, 2006 would have been approximately $1,063,432 compared to $1,690,050 for the six months ended June 30, 2005.


Revenue
---------------------------------------------------------------------
                          Summary Revenue
---------------------------------------------------------------------     Increase
                                    Six Months Ended June 30,             Increase
                                     2006               2005             (Decrease)
                               ---------------    ---------------      ---------------
Sponsorship/Advertising        $    6,233,090      $   3,424,395                   82%
Activation Fees                       148,447            190,133                  (22%)
Promoter Fees                         146,000                 --                   --%
Local Revenue                         497,770            458,348                    9%
Miscellaneous Revenue                 408,661            340,525                   20%
                               ---------------    ---------------
Total Revenue                  $    7,433,968      $   4,413,401                   68%
                               ===============    ===============

The preceding chart compares revenues from AVP's significant revenue drivers. The majority of AVP's revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes sponsorship/advertising revenue during the tour, as the events occur and collection is reasonably assured, in the proportion that prize money for an event bears to total prize money for the season. AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October.

Sponsorship/advertising revenue for the six months ended June 30, 2006 increased approximately $2.8 million as compared to the six months ended June 30, 2005. The increase in sponsorship/advertising revenue was primarily due to an increase in contracted 2006 sponsorship/advertising revenue. Contracted 2006 sponsorship/advertising revenue increased from $12.9 million in 2005 to $16.5 million in 2006 as a result of increases in sponsorship/advertising fees and the number of national sponsors/advertisers. The increase in sponsorship/advertising revenue for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was also due to six events taking place in the six months ended June 30, 2006 (out of 16 events in 2006) compared to only five events taking place in the six months ended June 30, 2005 (out of 14 events in 2005). Accordingly, $6,233,090 (37.7%) of $16.5 million of 2006 contracted for sponsorship/advertising revenue is being allocated to the six events taking place in the six months ended June 30, 2006 compared to only $3,424,395 (26.5%) out of $12.9 million of 2005 contracted for sponsorship/advertising revenue being allocated for the five events taking place in the six months ended June 30, 2005. For the six months ended June 30, the average sponsorship/advertising revenue per event for 2006 and 2005 were $1,038,848 and $684,879, respectively.

The decrease in activation fees was primarily due to an anticipated decline in annual gross activation revenue of 22% as a result of several sponsors from 2005 who utilized AVP's activation services not returning as sponsors in 2006.

For the six months ended June 30, 2006, we entered an agreement with an event promoter in connection with one event pursuant to which the promoter paid AVP a promoter fee in exchange for the right to exploit local revenue, including ticket sales, parking, concessions, and ancillary revenue. The event promoter was also required to pay for certain specified event expenses including the stadium, sand, various operational costs (e.g., hotel accommodations, certain event personnel, security), event permits, and marketing costs. No such agreement existed during the six months ended June 30, 2005.

Local revenue increased 9% mainly as a result of increases in sales of corporate luxury suites. In the six months ended June 30, 2006, we sold corporate suites at four out of the six events conducted during the period; however, in the six months ended June 30, 2005, we only sold corporate suites at three events.

The 20% increase in miscellaneous revenue primarily reflects an increase in trademark licensing revenue in connection with volleyball and volleyball net sales and sale of AVP branded apparel for sale at AVP events and online. During the second quarter of 2006, we entered a licensing agreement with Speedo for AVP-SPEEDO co-branded apparel and with Crocs, Inc. for AVP branded footwear. We do not anticipate recognizing any revenue from the Crocs licensing agreement until the third quarter of 2006.

Gross Profit

                                 Gross Profit
-----------------------------------------------------------------------------
                                       Six Months Ended June 30,
                                    2006                       2005
                            ----------------------     ----------------------
Revenue                              $  7,433,968              $   4,413,401
Event Costs                             5,360,237                  2,996,488
                            ----------------------     ----------------------
Gross Profit                         $  2,073,731              $   1,416,913
                            ======================     ======================
Gross Profit %                                 28%                        32%
                            ======================     ======================

AVP's gross profit margin for the six months ended June 30, 2006 was 28% compared to 32% for the six months ended June 30, 2005. The decrease in the gross profit margin primarily reflects increases in network broadcast time and television production costs ($1,000,000 compared to $0). For the six months ended June 30, 2006, two events were broadcast on network television; however, for the six months ended June 30, 2005, none of the five events conducted was broadcast on network television. For 2005 and 2006, we pay a fee for the network broadcast time; however, we do not pay any fee for the broadcast time on cable television. Event costs increased considerably due to an additional event taking place during the six months ended June 30, 2006 (six events compared to five events taking place during the six months ended June 30, 2005). In addition, event costs also increased due to increases in prize money, staging costs, and sponsorship costs. The 2004 exclusive player agreements provide for $500,000 increases in prize money for the years 2006, 2007, and 2008. Most of the $500,000 increase in prize money was allocated to events taking place during the six months ended June 30, 2006. Staging costs increased as a result of AVP using an enhanced stadium for its 2006 events, which included additional seating as well as corporate suites at all events. The increases outlined above for the six months ending June 30, 2006 offset the cost savings resulting from one event in the quarter having an event promoter who took on certain operational costs of the event.

Our quarterly results of operations and gross margins vary depending on the number of events scheduled each quarter, the number of agreements with local event promoters, and the mode of television distribution of our events. Events in which there is an agreement with a local event promoter carry higher gross margins than those events in which there are no agreements with local promoters. Additionally, events broadcast on network television carry significant costs compared to cable broadcasts and cause quarterly fluctuations, based on the timing of these events throughout the year. Management expects gross profit margins to increase in the third quarter of 2006 as AVP has agreements with seven event local promoters in which the event promoters take on certain event costs and pay AVP promoter fees in return for the right to exploit local revenue opportunities.




Operating Expenses
---------------------------------------------------------------    --------------------------------
                        Summary Costs                                       % of Revenue
---------------------------------------------------------------    --------------------------------        Increase
                                                                                                         (Decrease) in
                                Six Months Ended June 30,             Six Months Ended June 30,          % of Revenue
                                 2006                2005              2006               2005           2006 vs. 2005
                            ---------------     ---------------    --------------    --------------     ----------------
Event Costs                 $    5,360,237      $    2,996,488               72%               68%                    4%
Administrative                   2,290,690           7,403,598               31%              168%                 (137%)
Sales and Marketing              1,372,089             869,791               18%               20%                   (2%)
                            ---------------     ---------------    --------------    --------------     ----------------
Total Costs                 $    9,023,016      $   11,269,877              121%              256%                 (135%)
                            ===============     ===============    ==============    ==============     ================

Event costs primarily include the direct costs of producing an event and costs related to television airing of network broadcasted events. Event costs also include the cost of servicing our sponsors. Event costs are recognized on an event-by-event basis and event costs billed and/or paid prior to their respective events are recorded as prepaid event costs and expensed at the time the event occurs.

The increase of 79% in event costs was primarily attributable to one additional event taking place during the six months ended June 30, 2006 (six events compared to five events taking place during the six months ended June 30, 2005) as well as increases in network broadcast time and television production costs of $1 million, in prize money of $431,000, in staging costs of $112,000, in sponsorship/suite costs of $216,000, and in event crew of $86,000. For the six months ended June 30, 2006, two events were broadcast on network television compared to none for the six months ended June 30, 2005. We pay for the broadcast time and production costs for our network broadcasts, but we do not pay for the time or production costs for our cable broadcasts. With respect to the two network events broadcast in the six months ended June 30, 2006, we negotiated an agreement with Fox Broadcasting Company (FBC) pursuant to which FBC agreed to take equity in AVP rather than AVP pay cash for the network broadcast time and related production services. Staging costs increased as a result of AVP using an enhanced stadium for its 2006 events, which included additional seating as well as corporate suites at four events compared to three events in 2005. The increase in sponsorship costs is the result of adding a hospitality sponsorship that obligated AVP to enhance the VIP sections of the event site.

The 69% decrease in administrative costs was due primarily to a decrease of approximately $5.0 million in consulting expense as a result of non-employee warrants valued under SFAS 123 for warrants granted during the six months ended June 30, 2005 and a decrease in amortization expense of $0.1 million which resulted from the elimination of MPE deferred costs commission expensed in 2005.

The 58% increase in sales and marketing costs of $502,298 primarily reflects an increase in commission expense as a result of securing the title sponsor for the AVP Tour and the hiring of a head of sales and other marketing personnel. Other factors contributing to the increase in marketing expenditures including logo design cost as a result of new 2006 season as well as holding of an inaugural high performance camp to recruit top college volleyball players to play on the AVP tour.


Depreciation and Amortization Expense
-----------------------------------------------------------------------------------       Percentage
                                                  Six Months Ended June 30,                Increase
                                                 2006                  2005               (Decrease)
                                           ------------------    ------------------    ------------------
Depreciation Expense                                $ 76,144             $  63,080                    21%
Amortization Expense                                   4,022               130,692                   (97%)
                                           ------------------    ------------------
                                                    $ 80,166             $ 193,772                   (59%)
                                           ==================    ==================

The increase in depreciation expense of $13,064 resulted from an increase in depreciable assets, including information technology equipment and transportation equipment (e.g., truck, flat bed trailer).

Amortization expense decreased 97% from 2005 due to the absence in 2006 of MPE deferred commission costs. The underlying MPE sponsorship sales service contract was fully amortized in 2005.

Other Income (Expenses)


-----------------------------------------------------------------------------------       Percentage
                                                  Six Months Ended June 30,                Increase
                                                  2006                 2005               (Decrease)
                                             ----------------    ------------------    ------------------
Interest Expense                                   $ (11,931)           $  (98,571)                 (88%)
Interest Income                                       54,946                53,009                    4%
Derivative financial instrument gain                 111,042                    --                   --%
                                             ----------------    ------------------
                                                   $ 154,057            $  (45,562)                (438)%
                                             ================    ==================

Interest expense in 2006 decreased 88% from 2005 due to elimination of short-term debt to Management Plus Enterprises, Inc, (MPE), Anschutz Entertainment Group, Inc. (AEG), Major League Volleyball, Inc. (MLV), and the Bridge Financing from the Merger.

The 4% increase in interest income reflects additional interest earned on the proceeds realized from the private placement consummated on May and June 2006.

Pursuant to the May and June 2006 private placement, we sold 6,470,590 shares of common stock and five-year warrants to purchase 1,294,118 shares of common stock at a price of $1.00 per share, to accredited investors. Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the fair value of the warrants issued under the May and June 2006 Financing have been reported as a liability due to the requirement to net-cash settle the transaction in the event that the shares underlying the warrant are not registered for sale. Pursuant to the warrant agreements, the warrant holder is entitled to liquidated damages, payable in cash, of 1% of the gross proceeds per month ($55,000) should the Company fail to achieve effectiveness of the registration statement. The warrants were recorded as a derivative financial instrument and were later reclassified as equity on the date the registration statement became effective. On the effective date, the warrants had a value of approximately $764,471, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 90% and a risk free interest rate of 5.10%. For the six months ended June 30, 2006, we recorded a gain of $111,042 associated with the fair value adjustment of the warrants.

Liquidity and Capital Resources

Cash flows from operating activities for the six months ended June 30, 2006 and 2005 were $588,903 and $779,049, respectively. Working capital, consisting of current assets less current liabilities, was $4,151,828 at June 30, 2006 and $(323,324) at June 30, 2005. During the second quarter of 2006, we completed a private placement of common stock and warrants which generated proceeds of approximately $5.5 million. Consequently, at June 30, 2006 we had $6.3 million of cash. The negative working capital at June 30, 2005 resulted from deferred revenue being recognized for sponsorship/advertising payments received for events occurring after June 30, 2005.

At June 30, 2006 and 2005, accounts receivable had increased $1,690,166 and decreased $414,527 as compared to December 31, 2005 and 2004, respectively. At June 30, 2006 and 2005, deferred revenues had increased $3,861,605 and $2,650,529 as compared to December 31, 2005 and 2004, respectively. Deferred revenues are recorded as AVP collects revenues prior to holding certain events.

Cash flows provided from investing activities for 2006 and 2005 were capital expenditures for the six months ended June 30, 2006 and 2005 were $173,225 and $308,949, respectively. During the six months ended June 30, 2006, AVP purchased a scoreboard and a trailer in preparation for the 2006 tour season, as well as, computer equipment. During the six months ended June 30, 2005, AVP purchased information technology equipment, activation equipment, banners and flags in preparation for the 2005 tour season.

Cash flows provided from financing activities for 2006 and 2005 were $4,617,265 and $3,097,023, respectively. During the second quarter of 2006, we completed a private placement of common stock and warrants which generated net proceeds of $5,034,002, net of offering costs of $466,000. In February 2006, AVP paid the remaining principal amount due on the promissory note to MPE with whom Leonard Armato, the Chief Executive Officer and Chairman of the Board of Directors of the Company, was affiliated. This note constituted the purchase price delivered by AVP to MPE for the interests in MPE Sales, LLC in connection with sponsorship sales services previously provided by MPE to the Association. In 2005, upon consummation of the Units Offering on February 28, 2005, AVP realized proceeds of $4,247,023, net of offering costs of $753,038. Also, in 2005, AVP repaid $950,000 on the promissory note to MPE and $200,000 to holders of the bridge financing notes.

Pursuant to Securities Purchase Agreement dated May 4, 2006, AVP sold 2,941,180 shares of common stock and five-year warrants to purchase 588,236 shares of common stock at a price of $1.00 per share, to accredited investors, for a total price $2,500,003. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 282,353 shares of common stock on substantially the same terms as the warrants sold to investors. The sale of the securities was exempt from registration pursuant under Securities Act section 4(2), due to the limited number of investors, all of which are accredited.

Pursuant to a Securities Purchase Agreement dated June 9, 2006, AVP sold 705,882 units, each unit consisting of five shares of common stock and a five-year warrant to purchase one share of common stock at a price of $1.00 per share, to an accredited investor, for a total price $2,999,998.50. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 338,824 shares of common stock on substantially the same terms as the warrants sold to investor. The sale of the securities was exempt from registration under Securities Act section 4(2), due to one investor, which is accredited.

In February 2006, we entered a production and distribution agreement with Fox Broadcasting Company ("FBC") in connection with two events. Under the agreement, FBC will have the exclusive right to telecast the finals of two 2006 AVP tournaments throughout the U.S., its territories, and possessions. In consideration for its services valued at $1,000,000, FBC received 666,667 shares of Common Stock, par value $0.001 per share, of AVP.

Critical Accounting Policies

Revenue and Expense Recognition

The majority of AVP's revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes sponsorship/advertising revenue during the tour season, as the events occur and collection is reasonably assured, in the proportion that prize money for an event bears to total prize money for the season. Cash collected before the related events are recorded as deferred revenue. Event costs are recognized on an event-by-event basis. Event costs billed and/or paid before the related events are recorded as deferred costs and expensed at the time the event occurs.

AVP also derives additional revenue from activation services, promoter fees, event ticket sales, concession rights, event merchandising, licensing, and sanctioning fees. Revenues and expenses from the foregoing ancillary activities are recognized on an event-by-event basis as the revenues are realized and collection is reasonably assured. Licensing revenue is recognized as royalties are earned and collection is reasonably assured.

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

In July 2006, FASB issued FASB Interpretation No. 48 ( FIN 48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes," which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ( EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 is not expected to have a material impact on the financial position, results of operations or cash flows of AVP.

In March 2006, the FASB issued SFAS No.156, "Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No.140". SFAS 156 amends SFAS 140 to clarify the accounting for servicing assets and servicing liabilities. Among other provisions, the new accounting standard requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 is effective for the fiscal periods beginning after September 15, 2006. The Company is currently evaluating the effect that the adoption of SFAS 156 will have on its consolidated results of operations and financial condition but expects it will not have a material impact.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

ITEM 3.  CONTROLS AND PROCEDURES

AVP's management has evaluated, with the participation of its principal executive and financial officers, the effectiveness of AVP's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded, that, as of June 30, 2006, AVP's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by AVP in reports that it files or submits under the Exchange Act is accumulated and communicated to AVP's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

On April 12, 2006, AVP entered a multi-year sponsorship/advertising agreement ("Agreement") with Crocs, Inc. ("Crocs") pursuant to which Crocs became the title sponsor of the AVP Tour through the final event of the 2008 AVP Tour season. In the Agreement, AVP agreed to issue warrants to purchase up to 1,000,000 shares of common stock of AVP. The vesting period is as follows: (i) 200,000 shares on April 12, 2006 and (ii) 200,000 shares on each January 15th for the years 2007 through 2010; however no shares shall be granted in 2008, 2009 or 2010 if Crocs reduces its sponsorship in 2008, or in either 2009 or 2010 is not extended or in such earlier years if the Agreement is terminated by either party for breach prior to the final event of the 2008 AVP Tour season. The exercise price of the warrant is $.80. The expiration date of the warrant is April 12, 2012 (sixth anniversary of the execution of the Agreement).

Pursuant to a Securities Purchase Agreement dated May 4, 2006, AVP sold 2,941,180 shares of common stock and five-year warrants to purchase 588,236 shares of common stock at price of $1.00 per share for a total price $2,500,003. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 282,353 shares of common stock on substantially the same terms as the warrants sold to investors. The sale of the securities is exempt from registration under Securities Act section 4(2), due to the limited number of investors, all of which are accredited.

Pursuant to a Securities Purchase Agreement dated June 9, 2006, AVP sold 705,882 units, each unit consisting of five shares of common stock and a five-year warrant to purchase one share of common stock at price of $1.00 per share, to an accredited investor, for a total price $2,999,998.50. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 338,824 shares of common stock on substantially the same terms as the warrants sold to investor. The sale of the securities is exempt from registration under Securities Act section 4(2), due to the one investor, who is accredited. The Securities Purchase Agreements give the investors have the right of first negotiation regarding future issuances of common stock, subject to exceptions.


ITEM 6.  EXHIBITS

31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 - Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2006.

                                              AVP, INC.
                                              (Registrant)


                                              By: /s/  Andrew Reif
                                              -------------------------------
                                              Andrew Reif
                                              Chief Operating Officer and
                                              Chief Financial Officer