Form 10QSB/A
period 2006-06-30
AVP INC
filed 2006-08-16
CIK 930817

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

                          PART I. FINANCIAL INFORMATION

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


Results of Operations for the three months ended June 30, 2006 and 2005

               Operating Income (Loss) and Net Income (Loss)                                 % Revenue
----------------------------------------------------------------------------    -----------------------------------
                                           Three Months Ended June 30,               Three Months Ended June 30,
                                            2006                 2005                 2006                 2005
                                      ----------------    ------------------    -----------------    --------------
Operating Income (Loss)                    $ (87,576)         $ (2,030,448)                 (1%)            (47%)

Net Income (Loss)                          $  53,555          $ (2,020,808)                  1%             (47%)

The 96% decrease in operating loss in 2006 primarily reflects an increase of $3,001,707 or 70% in recognized revenue for the three months ended June 30, 2006 as well as decreases in warrant expense and contra revenue of $1,400,587 (from $1,713,966 to $313,379), a decrease in amortization expense of $64,000 and decreases in accounting and legal fees of $60,000. The reduction in warrant expense, amortization expense, and accounting and legal fees offset increases in network broadcast time and television production costs of $1 million, prize money of $431,000, and other event costs of $571,000.

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

Excluding the warrant expense, the contra revenue and the gain on warrant derivative, net income (loss) for the three months ended June 30, 2006 would have been approximately $256,000 compared to $(307,000) for the three months ended June 30, 2005.

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


                                 Summary Revenue

                                                                Percentage
                          Three Months Ended June 30,            Increase
                              2006              2005            (Decrease)
                          --------------   ---------------    ----------------
Sponsorship/Advertising     $ 6,233,090        $3,424,395                 82%
Activation Fees                 148,447           190,133                (22%)
Promoter Fees                   146,000                 -                  -%
Local Revenue                   497,770           458,348                  9%
Miscellaneous Revenue           285,845           236,569                 21%
                          --------------   ---------------
Total Revenue               $ 7,311,152        $4,309,445                 70%
                          ==============   ===============

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

The decrease in activation fees of 22% is the result of several sponsors from 2005 who utilized AVP's activation services not returning as sponsors in 2006.

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

Our quarterly results of operations and gross margins vary depending on the number of events scheduled each quarter, the number of agreements with local event promoters, and the mode of television distribution of our events. Events in which there is an agreement with a local event promoter carry higher gross margins than those events in which there are no agreements with local event promoters. Additionally, events broadcast on network television carry significant costs compared to cable broadcasts and cause quarterly fluctuations based on the timing of these events throughout the year. Management expects gross profit margins to increase in the third quarter of 2006 as AVP has agreements with seven more event promoters in which the event promoters take on certain event costs and pay AVP promoter fees in return for the right to exploit local revenue opportunities.

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

The 78% increase in sales and marketing costs primarily reflects increase in commission expense as a result of securing the title sponsor for the AVP Tour and the hiring of a head of sales and other sales and marketing personnel. Other factors contributing to the increase in marketing expenditures include logo redesign costs as well as the cost of holding an inaugural high performance camp to recruit top college volleyball players to play on the AVP tour.

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

Pursuant to the May and June 2006 private placement, we sold 6,470,590 shares of common stock and five-year warrants to purchase 1,294,118 shares of common stock at an exercise price of $1.00 per share, to accredited investors. Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19"), the fair value of the warrants issued under the May and June 2006 Financing have been reported as a liability due to the requirement to net-cash settle the transaction in the event that the shares underlying the warrant are not registered for sale. Pursuant to the warrant agreement, the warrant holder is entitled to liquidated damages, payable in cash, of 1% of the gross proceeds per month ($55,000) should the Company fail to achieve effectiveness of the registration statement. The warrants were considered a derivative financial instrument with a value of $875,513, and they were later reclassified as equity on the date the registration statement became effective. On the effective date, the warrants had a value of approximately $764,471, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 90% and a risk free interest rate of 5.10%. For the three months ended June 30, 2006, we recorded a gain of $111,042 associated with the fair value adjustment of the warrants.

Results of Operations for the Six months Ended June 30, 2006 and 2005

Operating Income (Loss) and Net Income (Loss)

----------------------------------------------------------------------------    -----------------------------------
               Operating Income (Loss) and Net Income (Loss)                                % of Revenue
----------------------------------------------------------------------------    -----------------------------------
                                            Six Months Ended June 30,                 Six Months Ended June 30,
                                            2006                 2005                 2006                2005
                                      -----------------    -----------------    -----------------    --------------
Operating Income (Loss)                   $(1,589,048)         $(6,856,476)                (21)%            (155)%
Net Income (Loss)                         $(1,434,991)         $(6,902,038)                (19)%            (156)%

The 77% decrease in operating loss in 2006 primarily reflects an increase of $3,020,567 or 68% in recognized revenue for the six months ended June 30, 2006 as well as decreases in warrant expense and contra revenue of $4,887,883 (from $5,211,988 to $324,105), a decrease in amortization costs of $127,000 and decreases in accounting and legal fees of $82,000. The reduction in warrant expense, amortization expense, and accounting and legal fees offset increases in network broadcast time and television production costs of $1 million, prize money of $431,000, and event costs of $571,000.

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

Excluding the warrant expense, the contra revenue and the gain on warrant derivative, net loss for the six months ended June 30, 2006 would have been approximately $1,221,928 compared to $1,690,050 for the six months ended June 30, 2005.

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

The decrease in activation fees of 22% is the result of several sponsors from 2005 who utilized AVP's activation services not returning as sponsors in 2006.

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

Our quarterly results of operations and gross margins vary depending on the number of events scheduled each quarter, the number of agreements with local event promoters, and the mode of television distribution of our events. Events in which there is an agreement with a local event promoter carry higher gross margins than those events in which there are no agreements with local event promoters. Additionally, events broadcast on network television carry significant costs compared to cable broadcasts and cause quarterly fluctuations based on the timing of these events throughout the year. Management expects gross profit margins to increase in the third quarter of 2006 as AVP has agreements with seven event local promoters in which the event promoters take on certain event costs and pay AVP promoter fees in return for the right to exploit local revenue opportunities.

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

The 58% increase in sales and marketing costs of $502,298 primarily reflects an increase in commission expense as a result of securing the title sponsor for the AVP Tour and the hiring of a head of sales and other sales and marketing personnel. Other factors contributing to the increase in marketing expenditures including logo design cost as a result of new 2006 season as well as holding of an inaugural high performance camp to recruit top college volleyball players to play on the AVP tour.

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

Pursuant to the May and June 2006 private placement, we sold 6,470,590 shares of common stock and five-year warrants to purchase 1,294,118 shares of common stock at an exercise price of $1.00 per share, to accredited investors. Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the fair value of the warrants issued under the May and June 2006 Financing have been reported as a liability due to the requirement to net-cash settle the transaction in the event that the shares underlying the warrant are not registered for sale. Pursuant to the warrant agreements, the warrant holder is entitled to liquidated damages, payable in cash, of 1% of the gross proceeds per month ($55,000) should the Company fail to achieve effectiveness of the registration statement. The warrants were recorded as a derivative financial instrument and were later reclassified as equity on the date the registration statement became effective. On the effective date, the warrants had a value of approximately $764,471, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 90% and a risk free interest rate of 5.10%. For the six months ended June 30, 2006, we recorded a gain of $111,042 associated with the fair value adjustment of the warrants.

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

Cash flows provided from investing activities for 2006 and 2005 included capital expenditures for the six months ended June 30, 2006 and 2005 of $173,225 and $308,949, respectively. During the six months ended June 30, 2006, AVP purchased a scoreboard and a trailer in preparation for the 2006 tour season, as well as, computer equipment. During the six months ended June 30, 2005, AVP purchased information technology equipment, activation equipment, banners and flags in preparation for the 2005 tour season.

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

Pursuant to Securities Purchase Agreement dated May 4, 2006, AVP sold 2,941,180 shares of common stock and five-year warrants to purchase 588,236 shares of common stock at an exercise price of $1.00 per share, to accredited investors, for a total price $2,500,003. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 282,353 shares of common stock on substantially the same terms as the warrants sold to investors. The sale of the securities was exempt from registration pursuant under Securities Act section 4(2), due to the limited number of investors, all of which are accredited.

Pursuant to a Securities Purchase Agreement dated June 9, 2006, AVP sold 705,882 units, each unit consisting of five shares of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $1.00 per share, to an accredited investor, for a total price $2,999,998.50. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 338,824 shares of common stock on substantially the same terms as the warrants sold to investor. The sale of the securities was exempt from registration under Securities Act section 4(2), due to one investor, which is accredited.

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

                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS

     31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 - Certification of President and Chief Financial Officer Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16 day of August 2006.

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