Form 10QSB
period 2006-09-30
AVP INC
filed 2006-11-14
CIK 930817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

               6100 Center Drive, Suite 900, Los Angeles, CA 90045 (Address of principal executive offices - Zip code)

                                (310) 426 - 8000
              (Registrant's telephone number, including area code)

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

Yes |_| No |X|

      As of November 10, 2006, the Registrant had 19,689,588 shares of common stock outstanding.

Traditional Small Business Disclosure Format (check one): Yes |X| No |_|

                                    AVP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION...........................................     3
ITEM 1.  FINANCIAL STATEMENTS............................................     3
  Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and
    December 31, 2005....................................................     4
  Consolidated Statements of Operations for the three and nine months
    ended September 30, 2006 and 2005 (Unaudited)........................     5
  Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
    for the nine months ended September 30, 2006 (Unaudited)..............    6
  Consolidated Statements of Cash Flows for the nine months ended
    September 30, 2006 and 2005 (Unaudited)..............................     7
  Notes to Consolidated Financial Statements (Unaudited).................     9
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION...............................................    22
ITEM 3.  CONTROLS AND PROCEDURES.........................................    33
PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................    34

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    AVP, INC.
                          Index to Financial Statements
                         Period Ended September 30, 2006

                                                                            PAGE
                                                                            ----
Financial Statements
Unaudited and Audited Consolidated Balance Sheets........................     4
Unaudited Consolidated Statements of Operations..........................     5
Unaudited Consolidated Statements of Changes in Stockholders' Equity
  (Deficiency)...........................................................     6
Unaudited Consolidated Statements of Cash Flows..........................    7-8
Unaudited Notes to Consolidated Financial Statements.....................     9

                                    AVP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                             September 30,   December 31,
                                                                  2006           2005
                                                             -------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $  3,758,704    $ 1,143,345
  Accounts receivable, net of allowance for doubtful
    accounts of $31,798 and $49,232                             5,159,395        484,770
  Prepaid expenses                                                297,929        158,054
  Other current assets - current portion                          429,565        145,768
                                                             ------------    -----------
  TOTAL CURRENT ASSETS                                          9,645,593      1,931,937
                                                             ------------    -----------
PROPERTY AND EQUIPMENT, net                                       411,255        288,409
                                                             ------------    -----------
OTHER ASSETS                                                      358,376        455,192
                                                             ------------    -----------
  TOTAL ASSETS                                               $ 10,415,224    $ 2,675,538
                                                             ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
  Notes payable                                              $    183,334    $   600,071
  Accounts payable                                                949,032        711,303
  Accrued expenses                                              1,749,689      1,702,424
  Deferred revenue                                                 79,960        116,000
                                                             ------------    -----------
  TOTAL CURRENT LIABILITIES                                     2,962,015      3,129,798
                                                             ------------    -----------
NON-CURRENT LIABILITIES                                           219,034        150,000
                                                             ------------    -----------
  TOTAL LIABILITIES                                             3,181,049      3,279,798
                                                             ------------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, 2,000,000 shares authorized:
    Series A convertible preferred stock, $.001 par value,
      1,000,000 shares authorized, no shares issued and
      outstanding                                                      --             --
    Series B convertible preferred stock, $.001 par value,
      250,000 shares authorized, 71,020 and 94,488 shares
      issued and outstanding                                           71             94
  Common stock, $.001 par value, 80,000,000 shares
    authorized, 19,689,588 and 11,669,931 shares issued
    and outstanding                                                19,690         11,670
    Additional paid-in capital                                 38,974,109     32,183,810
    Accumulated deficit                                       (31,759,695)   (32,799,834)
                                                             ------------    -----------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                       7,234,175       (604,260)
                                                             ------------    -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)    $ 10,415,224    $ 2,675,538
                                                             ============    ===========

                       See notes to financial statements.

                                    AVP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,               September 30,
                                                              2006           2005          2006         2005
                                                           -----------   -----------   -----------   -----------
REVENUE
  Sponsorships/Advertising (1)                             $11,155,368   $ 8,308,522   $17,388,458   $11,732,917
  Other                                                      2,654,724     1,505,739     3,855,602     2,494,745
                                                           -----------   -----------   -----------   -----------
  TOTAL REVENUE                                             13,810,092     9,814,261    21,244,060    14,227,662

EVENT COSTS                                                  9,292,516     8,270,234    14,652,753    11,266,722
                                                           -----------   -----------   -----------   -----------
  GROSS PROFIT                                               4,517,576     1,544,027     6,591,307     2,960,940
                                                           -----------   -----------   -----------   -----------
OPERATING EXPENSES
  Sales and Marketing (2)                                      932,501       575,349     2,304,590     1,445,140
  Administrative (3)                                         1,082,321     1,482,785     3,373,011     8,886,382
                                                           -----------   -----------   -----------   -----------
  TOTAL OPERATING EXPENSES                                   2,014,822     2,058,134     5,677,601    10,331,522
                                                           -----------   -----------   -----------   -----------
  OPERATING INCOME (LOSS)                                    2,502,754      (514,107)      913,706    (7,370,582)
                                                           -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE)
  Interest expense                                              (7,823)      (24,292)      (19,754)     (122,863)
  Interest income                                               72,173        41,745       127,118        94,755
  Gain on warrant derivative                                        --            --       111,042            --
                                                           -----------   -----------   -----------   -----------
  TOTAL OTHER INCOME (EXPENSE)                                  64,350        17,453       218,406       (28,108)
                                                           -----------   -----------   -----------   -----------
  INCOME (LOSS) BEFORE INCOME TAXES                          2,567,104      (496,654)    1,132,112    (7,398,690)
INCOME TAXES                                                        --            --            --            --
                                                           -----------   -----------   -----------   -----------
  NET INCOME (LOSS)                                          2,567,104      (496,654)    1,132,112    (7,398,690)
Deemed Dividend to Series B Preferred Stock Shareholders            --            --        91,973            --
Net Income (Loss) Available to Common Shareholders         $ 2,567,104   $  (496,654)  $ 1,040,139   $(7,398,690)
                                                           ===========   ===========   ===========   ===========
Earnings (loss) per common share:
  Basic                                                    $      0.13   $     (0.05)  $      0.07   $     (0.90)
                                                           ===========   ===========   ===========   ===========
  Diluted                                                  $      0.09   $     (0.05)  $      0.04   $     (0.90)
                                                           ===========   ===========   ===========   ===========
Shares used in computing earnings (loss) per share:
  Basic                                                     19,672,889    10,002,339    15,978,091     8,235,301
                                                           ===========   ===========   ===========   ===========
  Diluted                                                   27,718,609    10,002,339    24,199,242     8,235,301
                                                           ===========   ===========   ===========   ===========

(1) Sponsorship/Advertising includes $252,842 and $0 in stock based contra-revenue for the nine months ended September 30, 2006 and 2005, respectively and $158,496 and $0 for the three months ended September 30, 2006 and 2005, respectively.

(2) Sales and marketing expenses includes stock based expenses of $25,185 and $0 for the nine months ended September 30, 2006 and 2005, respectively and $9,393 and $0 for the three months ended September 30, 2006 and 2005, respectively.

(3) Administrative expenses includes stock based expenses of $225,837 and $5,296,611 for the nine months ended September 30, 2006 and 2005, respectively and $11,870 and $84,623 for the three months ended September 30, 2006 and 2005, respectively.

                       See notes to financial statements.

                                    AVP, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                  For The Nine Months Ended September 30, 2006

                                   (Unaudited)

                                                Series A                    Series B
                                             Preferred Stock             Preferred Stock                   Common Stock
                                      -------------------------   ----------------------------    ---------------------------
                                         Shares        Amount        Shares          Amount          Shares         Amount
                                      -----------   -----------   ------------    ------------    ------------   ------------
Balance, December 31, 2005                     --   $        --         94,488    $         94      11,669,931   $     11,670
Conversion of Series B Preferred
Stock to common stock                          --            --        (23,468)            (23)        583,439            583
Payment of accrued registration
penalty in common stock                        --            --             --              --             667              1
Issuance of common stock to Fox
Broadcasting Company for services              --            --             --              --         666,667            667
Issuance of common stock to
sales agent for services                       --            --             --              --         250,000            250
Issuance of warrants to sales
agent for services                             --            --             --              --              --             --
Contra-revenue from issuance of
warrants to national sponsor                   --            --             --              --              --             --
Value of modification of
non-employee warrants                          --            --             --              --              --             --
Private placement units
(net of offering costs of $466,000)            --            --             --              --       6,470,590          6,470
Warrants derivative liability
from private placement unit                    --            --             --              --              --             --
Change in value of warrant
derivative financial instrument                --            --             --              --              --             --
Cashless exercise of non-employee
options                                        --            --             --              --          13,614             14
Deemed dividend from issuance
of warrants                                    --            --             --              --              --             --
Issuance of warrants to
broker-dealer for services                     --            --             --              --              --             --
Expenses from issuance of
employee options                               --            --             --              --              --             --
Issuance of common stock to
Board of Directors for services                --            --             --              --          34,680             35
Rescission of player options                   --            --             --              --              --             --
Net income                                     --            --             --              --              --             --
                                      -----------   -----------   ------------    ------------    ------------   ------------
Balance, September 30, 2006                    --   $        --         71,020    $         71      19,689,588   $     19,690
                                      ===========   ===========   ============    ============    ============   ============
                                                                        Total
                                      Additional                     Stockholders'
                                       Paid-in        Accumulated       Equity
                                       Capital          Deficit      (Deficiency)
                                     ------------    ------------    ------------
Balance, December 31, 2005           $ 32,183,810    $(32,799,834)   $   (604,260)
Conversion of Series B Preferred
Stock to common stock                        (560)             --              --
Payment of accrued registration
penalty in common stock                       934              --             935
Issuance of common stock to Fox
Broadcasting Company for services         999,333              --       1,000,000
Issuance of common stock to
sales agent for services                  199,750              --         200,000
Issuance of warrants to sales
agent for services                         88,148              --          88,148
Contra-revenue from issuance of
warrants to national sponsor              252,842              --         252,842
Value of modification of
non-employee warrants                      99,379              --          99,379
Private placement units
(net of offering costs of $466,000)     5,027,532              --       5,034,002
Warrants derivative liability
from private placement unit              (875,513)             --        (875,513)
Change in value of warrant
derivative financial instrument           764,471              --         764,471
Cashless exercise of non-employee
options                                       (14)             --              --
Deemed dividend from issuance
of warrants                                91,973         (91,973)             --
Issuance of warrants to
broker-dealer for services                 93,135              --          93,135
Expenses from issuance of
employee options                           33,323              --          33,323
Issuance of common stock to
Board of Directors for services            28,751              --          28,786
Rescission of player options              (13,185)             --         (13,185)
Net income                                     --       1,132,112       1,132,112
                                     ------------    ------------    ------------

Balance, September 30, 2006          $ 38,974,109    $(31,759,695)   $  7,234,175
                                     ============    ============    ============

                       See notes to financial statements.

                                    AVP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2006         2005
                                                                 ----------   ----------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net income (loss)                                              $1,132,112  $(7,398,690)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Depreciation of property and equipment                          123,099      112,085
    Interest income on investment in sales-type lease               (36,508)     (44,236)
    Amortization of deferred commissions                             61,547      190,004
    Gain on property and equipment                                   (9,864)          --
    Other amortization                                                6,073        6,033
    Compensation from issuance of common stock                       28,786           --
    Contra-revenue from the issuance of warrant                     252,842           --
    Compensation from issuance of stock options and warrants        225,837    5,296,612
    Change in fair value of derivative financial instrument        (111,042)          --
  Decrease (increase) in operating assets:
    Accounts receivable                                          (4,674,625)  (1,426,353)
    Prepaid expenses                                                860,125     (290,744)
    Other assets                                                    (83,409)      (4,500)
  Increase (decrease) in operating liabilities:
    Accounts payable                                                237,729      747,717
    Accrued expenses                                                173,484      953,999
    Deferred revenue                                                (92,290)     176,054
                                                                 ----------   ----------
    NET CASH FLOWS USED IN OPERATING ACTIVITIES                  (1,906,104)  (1,682,019)
                                                                 ----------   ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Investment in property and equipment                             (255,747)    (372,935)
  Proceeds from investment in sales-type lease                      153,465      110,240
  Proceeds from disposal of property and equipment                   19,665           --
                                                                 ----------   ----------
    NET CASH FLOWS USED IN INVESTING ACTIVITIES                     (82,617)    (262,695)
                                                                 ----------   ----------

                       See notes to financial statements.

                                    AVP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (CONTINUED)

                                                                               Nine Months Ended
                                                                                 September 31,
                                                                              2006          2005
                                                                           ----------   -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from sale of capital stock                                      $5,500,002   $ 5,000,061
  Offering costs                                                             (466,000)     (753,038)
  Debt repayments                                                            (416,737)   (1,150,000)
  Payments for rescission of player options                                   (13,185)           --
                                                                           ----------   -----------
    NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                         4,604,080     3,097,023
                                                                           ----------   -----------
    NET INCREASE IN CASH AND CASH EQUIVALENTS                               2,615,359     1,152,309
    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,143,345       631,933
                                                                           ----------   -----------
    CASH AND CASH EQUIVALENTS, END OF PERIOD                               $3,758,704   $ 1,784,242
                                                                           ==========   ===========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash paid during the period for:
  Interest                                                                 $  113,478   $    66,934
                                                                           ==========   ===========
  Income taxes                                                             $       --   $        --
                                                                           ==========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING INFORMATION
  Net liabilities assumed in merger
    Cash                                                                   $       --   $     4,217
    Accounts payable                                                               --      (261,857)
    Accrued expenses                                                               --      (173,934)
                                                                           ----------   -----------
                                                                           $       --   $  (431,574)
                                                                           ==========   ===========
  Conversion of Association redeemable preferred stock into common stock   $       --   $ 3,657,600
                                                                           ==========   ===========
  Conversion of 10% convertible notes payable in common stock              $       --   $ 2,290,348
                                                                           ==========   ===========
  Conversion of Series B preferred stock into common stock                 $      583   $     7,521
                                                                           ==========   ===========
  Payment of accrued registration penalty in common stock                  $      935   $        --
                                                                           ==========   ===========
  Issuance of common stock to non-employees for services                   $1,000,000   $        --
                                                                           ==========   ===========
  Issuance of common stock to sales agent for services                     $  200,000   $        --
                                                                           ==========   ===========
  Issuance of warrant to sales agent for services                          $   88,148   $        --
                                                                           ==========   ===========
  Cashless exercise of warrant                                             $       14   $        --
                                                                           ==========   ===========

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

At the time of the merger, each share of Series B preferred stock was convertible into 24.3 shares of AVP common stock. Pursuant to Securities Purchase Agreements dated May 4, 2006 and June 9, 2006, AVP sold an aggregate of 6,470,590 shares of common stock and five-year warrants to purchase 1,294,118 shares of common stock at an exercise price of $1.00 per share ("May and June 2006 Financing"). As a result of the May and June 2006 Financings, the conversion rate of the outstanding Series B Convertible Preferred Stock increased from 24.3 to 27.87 in accordance with the anti-dilution provision from the February 2005 Financing. Each share of Series B preferred stock carries the number of votes that equals the number of shares into which it is convertible.

In accordance with the Merger, the outstanding shares of the Association's common stock were converted into 2,973,861 shares of AVP common stock. The Association also had outstanding options and warrants that, as a result of the Merger, now represent the right to purchase 8,842,839 shares of AVP common stock.

As part of the Merger, National Broadcasting Company (NBC) and Fox Broadcasting Company (Fox) converted 3,442,161 shares of redeemable preferred stock (948,627 and 2,493,534 shares of NBC and Fox, respectively) into 2,317,188 shares of AVP common stock, and both television networks waived their put rights on their redeemable Series A preferred stock that AVP previously issued to them. In addition, as part of the Merger, holders of Bridge Financing convertible notes converted $2.1 million of principal plus accrued interest into 1,707,672 shares of AVP common stock.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2. MERGER (CONTINUED)

Concurrent with the Merger, AVP raised $5,000,061 through the February 2005 Financing, representing 147,364 shares of Series B Convertible Preferred Stock, which were convertible into 3,580,945 shares of AVP common stock.

Pursuant to the Merger Agreement and in conjunction with the Merger, AVP granted warrants to purchase 5,677,590 shares of common stock as consideration for services that facilitated the merger.

Upon consummation of the Merger and the February 2005 Financing, the Association's former stockholders held common stock entitling them to cast 58.22% of votes entitled to be cast at an election of AVP directors; the Association's executive officers became AVP's executive officers; and Association designees constituted a majority of the Board of Directors.

Because AVP was a publicly traded shell corporation at the time of the Merger, the transaction was accounted for as a capital transaction--for accounting purposes, the equivalent of the Association's issuing stock for AVP's net assets, accompanied by a recapitalization of the Association. The accounting is identical to that resulting from a reverse acquisition, except that there are no adjustments to the historical carrying values of the assets and liabilities of AVP.

Accordingly, the Association, which was the acquired entity from the legal standpoint, is the acquirer from the accounting standpoint, and AVP, which was the acquirer from the legal standpoint, is the accounting acquiree.

On March 9, 2005, Othnet changed its name to its current name, AVP, Inc.

AVP agreed to register for resale the shares of common stock underlying the Series B preferred stock. The agreement provided that if a registration statement was not filed by April 15, 2005 or did not become effective by June 28, 2005, AVP was required to pay a penalty to the Series B preferred stockholders of approximately $50,000 for each month that the penalty condition was not satisfied, until August 28, 2005, when the monthly penalty increased to $100,000 for each month. The registration statement became effective on November 1, 2005 and, accordingly, AVP incurred $311,505 in penalties.

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

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. RESCISSION OFFER

Options granted in 2004 to AVP players under AVP's 2002 Stock Option Plan were not exempt from registration or qualification under federal and state securities laws, and AVP did not obtain the required registrations or qualifications. As a result, AVP commenced a rescission offer to the holders of these options on August 9, 2006. On September 8, 2006, the rescission offer expired. Several players accepted the offer totaling approximately $20,000, including interest expense. AVP may continue to be liable under federal and state securities laws for amounts with respect to which the rescission offer is not accepted.

4. NET INCOME (LOSS) PER BASIC AND DILUTED SHARE OF COMMON STOCK

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the "treasury stock" method. The dilutive effect of outstanding convertible preferred stocks is reflected in diluted earnings per share by application of the "if-converted" method. Under the treasury stock method, an increase in the fair market value of the Company's common stock can result in a greater dilutive effect from outstanding options and warrants.

The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended    Nine Months Ended
                                             September 30, 2006   September 30, 2006
                                             ------------------   ------------------
Numerator:
  Net income available to
   common shareholders                       $        2,567,104   $        1,040,139
                                             ==================   ==================
Denominator:
  Weighted-average shares outstanding                19,672,889           15,978,091
  Effect of dilutive options, warrants and
    convertible preferred stocks                      8,045,720            8,221,151
                                             ------------------   ------------------
Denominator for diluted earnings per share           27,718,609           24,199,242

Basic earnings per share                     $             0.13   $             0.07
                                             ==================   ==================
Diluted earnings per share                   $             0.09   $             0.04
                                             ==================   ==================

The following options, warrants and other incremental shares to purchase shares of common stock were excluded from the computation of diluted earnings (loss) per share available to common shareholders for the three and nine months ended September 30, 2005 as their effect would be antidilutive.

Options and Warrants       15,487,806
Convertible Debt            1,129,261
Series B Preferred Stock    2,828,812
                           ----------
Total                      19,445,879
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

Under the modified prospective method of SFAS No. 123(R), compensation expense was recognized during the nine months ended September 30, 2006 and includes compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company's financial results prior to December 31, 2005 were not restated. There were no employee stock based grants between January 1, 2006 and September 30, 2006.

AVP adopted SFAS No. 148 effective for the year ended December 31, 2002, and has accounted for its stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees", until January 2006, at which time AVP adopted SFAS No. 123(R). Under APB 25, compensation expense is recognized over the vesting period based on the excess of the fair market value over the exercise price on the grant date. The reported net income and net income per share for the nine months ended September 30, 2005 do not reflect the impact of the adoption of SFAS No. 123(R). If AVP had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, AVP's net loss for the three months and nine months ended September 30, 2005 would increase to the following pro forma amounts:

                                                                        Three Months Ended   Nine Months Ended
                                                                           September 30,       September 30,
                                                                               2005                 2005
                                                                        ------------------   -----------------
Net loss applicable to common shareholder, as reported                  $         (496,654)  $      (7,398,690)
Less stock based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects
                                                                                (4,479,997)         (4,479,997)
                                                                        ------------------   -----------------
Pro forma net loss                                                      $       (4,976,651)  $     (11,878,687)
                                                                        ==================   =================
Net loss per share of common stock:
Basic and diluted
  As reported                                                           $            (0.05)  $           (0.90)
                                                                        ==================   =================
  Pro forma                                                             $            (0.50)  $           (1.44)
                                                                        ==================   =================

The fair value of these options was estimated at the dates of grant using the Black-Scholes option pricing model, with the following assumptions for the nine months ended September 30, 2006 and 2005:

                          Nine Months Ended   Nine Months Ended
                            September 30,       September 30,
                                 2006                2005
                          -----------------   -----------------
Risk-free interest rate      4.80 - 5.30%        3.66 - 3.93%
Expected life                4 - 10 years          4 years
Expected volatility            85 - 95%              100%
Expected dividend yield           0%                  0%

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. STOCK BASED COMPENSATION (CONTINUED)

As a result of adopting SFAS No. 123(R), during the three months ended September 30, 2006, the Company's net income is $11,870 lower than if it had continued to account for stock based compensation under APB 25 as it did for the three months ended September 30, 2005. Basic earnings per share for the three months ended September 30, 2006 would have been $0.13 if the Company had not adopted SFAS No. 123(R), compared to basic earnings per share of $0.13. The adoption of SFAS No. 123(R) had no significant impact on the Company's cash flows.

As a result of adopting SFAS No. 123(R), during the nine months ended September 30, 2006, the Company's net income is $33,323 lower than if it had continued to account for stock based compensation under APB 25 as it did for the nine months ended September 30, 2005. Basic earnings per share for the nine months ended September 30, 2006 would have been $0.07 if the Company had not adopted SFAS No. 123(R), compared to basic earnings per share of $0.07. The adoption of SFAS No. 123(R) had no significant impact on the Company's cash flows.

Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted from historical data on employee exercises is not yet determinable. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company's stock. As of September 30, 2006, the Company had approximately $117,174 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.82 years.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. STOCK OPTIONS

                               Stock Option Plans

On August 23, 2005, the stockholders approved the adoption of the 2005 Stock Incentive Plan. Under the 2005 Plan, AVP may grant awards of stock options (including stock purchase warrants) and restricted stock grants to its officers, directors, employees, consultants, players, and independent contractors. AVP may issue an aggregate of 30,000,000 shares of its common stock under the 2005 Plan, including approximately 14,000,000 shares consisting of management warrants, as well as options previously granted by the Association which were subsequently converted to AVP stock options pursuant to the Merger Agreement. AVP may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, and options, warrants, and other rights to buy AVP's common stock that are not qualified as incentive stock options. No stock options may be granted at an exercise price less than the fair market value of our common stock on the date of grant. The exercise price of each optioned share is determined by the Compensation Committee; however the exercise price for incentive stock options and nonqualified stock options will not be less than 100% of the fair market value of the optioned shares on the date of grant. The exercise price of incentive stock options granted to holders of more than 10% of AVP's Common Stock must be at least 110% of the fair market value of the Common Stock on the date of grant.

The expiration date of each option shall be determined by the Committee at the date of grant; however, in no circumstances shall the option be exercisable after 10 years from the date of grant. Stock options granted under the 2005 Plan will expire no more than ten years from the date on which the option is granted, unless the Board of Directors determines an alternative termination date. If incentive stock options are granted to holders of more than 10% of AVP's Common Stock, such options will expire no more than five (5) years from the date the option is granted. Except as otherwise determined by the Board of Directors or the Compensation Committee, stock options granted under the 2005 Plan will vest and become exercisable on the anniversaries of the date of grant of such option at a rate of 25% per year over four years from the date of grant.

The following table contains information on the stock options under the Plan for the period ended September 30, 2006 and the year ended December 31, 2005. The outstanding options expire from April 2008 to September 2016.

                                             Number of   Weighted Average
                                              Shares      Exercise Price
                                            ----------   ----------------
Options outstanding at January 1, 2005       8,555,241   $            .32
  Granted                                    3,259,593               2.19
  Converted Othnet options                     200,428               2.50
  Exercised                                         --                 --
  Cancelled                                         --                 --
                                            ----------   ----------------
Options outstanding at December 31, 2005    12,015,262                .87
  Granted                                      100,000                .68
  Exercised                                         --                 --
  Cancelled                                    (74,864)              1.60
                                            ----------   ----------------
Options outstanding at September 30, 2006   12,040,398   $            .86
                                            ==========   ================

The weighted average fair value per share of options granted was $0.59 in 2006 and $1.38 in 2005.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. STOCK OPTIONS (CONTINUED)

                         Stock Option Plans (Continued)

The following table summarizes information about AVP's stock-based compensation plan at September 30, 2006:

Options outstanding and exercisable by price range as of September 30, 2006:

                         Options Outstanding              Options Exercisable
               --------------------------------------   ----------------------
                                Weighted
                                Average      Weighted                 Weighted
  Range of                     Remaining      Average                  Average
  Exercise        Number      Contractual    Exercise      Number     Exercise
   Prices      Outstanding   Life in Years     Price    Exercisable     Price
------------   -----------   -------------   --------   -----------   --------
$ .01 -  .30     6,118,943        3.3        $   0.03     6,118,943   $   0.03
  .31 -  .90     1,755,480        7.1            0.77     1,655,480       0.77
  .91 - 1.60       705,954        2.6            1.60       711,526       1.60
 1.61 - 2.80     3,460,021        2.8            2.21     3,425,893       2.21
               -----------                              -----------
$ .01 - 2.80    12,040,398        3.6        $   0.86    11,911,842   $   0.86
============   ===========   =============   ========   ===========   ========

In connection with stock options granted to employees to purchase common stock, AVP recorded $33,323 of stock-based compensation expense for the period ended September 30, 2006 and $-0- for the period ended September 30, 2005.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. STOCK OPTIONS (CONTINUED)

                               Other Stock Options

The following table contains information on all of AVP's non-plan stock options for the period ended September 30, 2006 and the year ended December 31, 2005.

                                                        Weighted
                                                         Average
                                            Number of   Exercise
                                              Shares      Price
                                            ---------   --------
Options outstanding at January 1, 2005        302,930   $   0.30
  Granted                                   2,491,056       1.99
  Converted Othnet options                    728,557       2.39
  Exercised                                        --         --
  Cancelled                                   (55,118)      4.42
                                            ---------   --------
Options outstanding at December 31, 2005    3,467,425       1.89
  Granted                                   2,769,712       1.00
  Exercised                                   (20,195)      0.30
  Cancelled                                        --         --
                                            ---------   --------
Options outstanding at September 30, 2006   6,216,942   $   1.50
                                            =========   ========

The weighted average fair value of options granted was $0.65 in 2006 and $2.26 in 2005.

The following table summarizes information about AVP's non-qualified stock options at September 30, 2006:

Options outstanding and exercisable by price range as of September 30, 2006:

                               Options Outstanding                Options Exercisable
                    -----------------------------------------   ----------------------
                                  Weighted Average   Weighted                 Weighted
                                      Remaining       Average                  Average
Range of Exercise      Number     Contractual Life   Exercise      Number     Exercise
      Prices        Outstanding       in Years         Price    Exercisable     Price
-----------------   -----------   ----------------   --------   -----------   --------
   $ .30 - 1.50      3,279,022           4.4         $   0.95     3,279,022   $   0.95
    1.60 - 3.40      2,937,920           2.7             2.11     2,937,920       2.11
                    -----------                                 -----------
   $ .30 - 3.40      6,216,942           3.6         $   1.50     6,216,942   $   1.50
   ============     ===========   ================   ========   ===========   ========

In connection with warrants granted to non-employees to purchase Common Stock, AVP recorded warrant expense of $192,514 in administrative expenses, $25,185 in sales and marketing expenses, and $252,842 in contra-revenue for the period ended September 30, 2006 and $5,296,611 in administrative expenses for the period ended September 30, 2005. Such amounts represent, for each non-employee stock option, the valuation under SFAS 123 on the date of the grant. These grants were fully vested on the grant date.

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

The Company also subleases approximately 4,500 square feet of warehouse space pursuant to a sublease that expires on February 15, 2008. The space is used for storing tournament equipment and the company's trucks.

The future minimum rental payments under the non-cancellable operating leases commitment are as follows:

Years Ending December 31,
-------------------------
           2006             $   89,543
           2007                365,000
           2008                351,500
           2009                357,000
           2010                 90,000
                            ----------
           Total            $1,253,043
                            ==========

Rent expense for the corporate office facility charged to operations was $79,579 and $77,720 for the three months ended September 30, 2006 and 2005, respectively. Rent expense was $239,049 for the nine months ended September 30, 2006 and $236,817 for the nine months ended September 30, 2005.

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

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

8. CAPITAL TRANSACTIONS

In February 2006, AVP entered a production and distribution agreement with Fox Broadcasting Company ("FBC") in connection with two events. Under the agreement, FBC had the exclusive right to telecast the finals of two 2006 AVP tournaments throughout the U.S., its territories, and possessions. In consideration for its services valued at $1,000,000, FBC received 666,667 shares of Common Stock, par value $0.001 per share, of AVP.

On March 24, 2006, AVP entered an agreement with Wall Street Communications Group, Inc. ("Sales Agent") pursuant to which Sales Agent performed sales services for the AVP in connection with a sponsorship/advertising agreement with Crocs, Inc. which currently serves as title sponsor for the AVP Tour. For his services, the Sales Agent received 250,000 shares of AVP common stock valued at $200,000 and a warrant to purchase up to 200,000 shares of AVP common stock. The exercise price of the warrant is $.80. On September 30, 2006, the warrants had a value of $88,148, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 3.5 years, estimated volatility of 83.3% and a risk free interest rate of 4.62%. For the nine months ended September 30, 2006, we expensed $25,185. AVP agreed to file a registration statement for resale of the shares and the shares underlying the warrant by April 12, 2007. The registration statement became effective on June 30, 2006. The expiration date of the warrant is April 12, 2010 (fourth anniversary of the signing of the Crocs Sponsorship/advertising Agreement).

On April 12, 2006, AVP entered a multi-year sponsorship/advertising agreement with Crocs, Inc. ("Crocs") pursuant to which Crocs became the title sponsor of the AVP Tour through the final event of the 2008 AVP Tour season ("Crocs Agreement"). In the Crocs Agreement, AVP agreed to issue warrants to purchase up to 1,000,000 shares of common stock of AVP. The vesting period is as follows:
(i) 200,000 shares on April 12, 2006 and (ii) 200,000 shares on each January 15th for the years 2007 through 2010; however no shares shall be granted in 2008, 2009 or 2010 if Crocs reduces its sponsorship in 2008, or in either 2009 or 2010 if the Crocs Agreement is not extended beyond 2008 or in such earlier years if the Crocs Agreement is terminated by either party for breach prior to the final event of the 2008 AVP Tour season. The exercise price of the warrant is $.80. The warrants were recorded with a value of $252,842, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 6 years, estimated volatility of 95% and a risk free interest rate of 4.92%. The fair value of the warrants was recorded through the Consolidated Statement of Operations as contra-revenue. For the nine months ended September 30, 2006, we recognized $252,842 related to these warrants. The registration rights are subject to Securities Act rules, and AVP agreed to file a registration statement for resale of the shares underlying the warrants by April 12, 2007. The registration statement became effective on June 30, 2006. The expiration date of the warrant is April 12, 2012 (sixth anniversary of the execution of the Agreement).

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8. CAPITAL TRANSACTIONS (CONTINUED)

In April 2006, the Board of Directors of AVP, Inc. agreed to extend the warrants included in the Bridge Financing, which were scheduled to expire in June 2006, for an additional 18-month period through December 2007. The warrants were recorded with a value of $99,379, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 1.7 years, estimated volatility of 90% and a risk free interest rate of 3.52%. For the nine months ended September 30, 2006, we expensed $99,379.

Pursuant to a Securities Purchase Agreement dated May 4, 2006, AVP sold 2,941,180 shares of common stock and five-year warrants to purchase 588,236 shares of common stock at an exercise price of $1.00 per share for a total price $2,500,003. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 282,353 shares of common stock on substantially the same terms as the warrants sold to investors. Warrants issued to the placement agent were capitalized as part of the offering costs. Pursuant to a Securities Purchase Agreement dated June 9, 2006, AVP sold 3,529,410 shares of common stock and five-year warrants to purchase 705,882 shares of common stock at an exercise price of $1.00 per share, to an accredited investor, for a total price $2,999,998.50. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 338,824 shares of common stock on substantially the same terms as the warrants sold to the investor. Warrants issued to the placement agent were capitalized as part of the offering costs. Pursuant to Securities Purchase Agreements dated May 4, 2006 and June 9, 2006, AVP sold an aggregate of 6,470,590 shares of common stock and five-year warrants to purchase 1,294,118 shares of common stock.

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

Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19), the fair value of the warrants issued at the close of the May and June 2006 Financing has been reported as a liability due to the requirement to net-cash settle the transaction in the event that the shares underlying the warrant are not registered for sale. The warrant provides that the holder is entitled to liquidated damages, payable in cash, of 1% of the gross proceeds per month ($55,000) should the Company fail to achieve effectiveness of the registration statement. The warrants were recorded as a derivative financial instrument with a value of $875,513, and they were later reclassified as equity on the date the registration statement became effective. On the effective date, the warrants had a value of approximately $764,471, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 90% and a risk free interest rate of 5.10%. The change in fair value of the warrants was recorded through the Consolidated Statement of Operations as Other Income (Expense). For the nine months ended September 30, 2006, we recorded a gain of $111,042 associated with the fair value adjustment of the warrants.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8. CAPITAL TRANSACTIONS (CONTINUED)

As a result of the shares of common stock sold as part of the May and June 2006 Financing, the conversion rate of the outstanding Series B Convertible Preferred Stock increased from 24.3 to 27.87 in accordance with the anti-dilution provision from the February 2005 Financing. Each unit sold in the February 2005 Financing consisted of 4 shares of AVP's Series B Preferred Stock (each Preferred Stock was originally convertible into 24.3 shares of common stock), and a five-year warrant to purchase up to 24.3 shares of the AVP's common stock. In accordance with the February 2005 Financing anti-dilution provisions, the number of shares of common stock for which the warrants were exercisable was adjusted. The warrant agreement entitles Series B Preferred Stock holders to purchase 131,521 additional shares of common stock--for accounting purposes, the additional warrants were treated as a dividend. All outstanding shares of Series B Convertible Preferred Stock are now convertible into 27.87 shares of common stock.

In addition, as a result of the new shares sold in the May and June 2006 Financing, AVP also issued to Maxim, broker-dealer and underwriter for the February 2005 Financing, a warrant to purchase 122,898 additional shares of common stock in accordance with its anti-dilution provision. The warrants were recorded with a value of $93,135, which was determined using the Black-Scholes valuation method. The fair value of the warrants was recorded through the Consolidated Statement of Operations as an administrative expense. For the nine months ended September 30, 2006, we expensed $93,135.

For the nine months ended September 30, 2006, 23,468 shares of Series "B" preferred stock were converted into 583,439 shares of AVP's common stock pursuant to notices of conversions from various individual investors.

During the nine months ended September 30, 2006, AVP issued 13,614 shares of common stock pursuant to the cashless exercise of options for 20,195 shares of common stock. The exercise price of the options was $0.30 per share.

Warrants granted in the May and June 2006 Financing include an anti-dilution provision that could increase the number of shares of common stock underlying such warrants. The company has analyzed the anti-dilutive provision in the warrant agreements under EITF 00-19 and has concluded the warrants are not a liability.

On April 20, 2006, the Board of Directors approved fees for outside directors for their services. The fees are to be paid in common stock until AVP is cash flow positive and/or reaches profitability. For the nine months ended September 30, 2006, AVP issued 34,680 common stock shares to directors for services rendered.


9. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Instruments," which is an amendment of FASB Statements No. 133 and 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host), if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have any impact on AVP's financial position or results of operations.

                                    AVP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9. RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In March 2006, the FASB issued SFAS No.156, "Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No.140". SFAS 156 amends SFAS 140 to clarify the accounting for servicing assets and servicing liabilities. Among other provisions, the new accounting standard requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 is effective for the fiscal periods beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

In July 2006, FASB issued FASB Interpretation No. 48 ( FIN 48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes," which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" (SFAS
157). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of the provisions of SFAS 157 on the Company's financial statements.

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

AVP's Business

We own and operate professional beach volleyball tournaments in the United States. The AVP tour is the sole nationally recognized U.S. professional beach volleyball tour. Every top U.S. men's and women's beach volleyball professional, including the women's gold and bronze medalists in the 2004 Olympic Games, competes on the AVP tour. We have more than 200 of the top professional players under exclusive contracts, as well as a growing base of spectators and television viewers that we believe represent an attractive audience for national, regional, and local sponsors. Our business includes establishing and managing tournaments; sponsorship/advertising sales and sales of broadcast, licensing, and trademark rights; sales of tickets, food, beverage, and merchandise at the tournaments; contracting with players in the tour; and associated activities.

AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October. For 2006, we held 16 men's and 16 women's events in Fort Lauderdale, FL; Tempe, AZ; Santa Barbara, CA; Huntington Beach, CA; Hermosa Beach, CA; Sacramento, CA; Seaside Heights, NJ; Atlanta, GA; Birmingham, AL; Chicago, IL; Manhattan Beach, CA; Brooklyn (Coney Island), NY; Boulder, CO; Cincinnati, OH; Las Vegas, NV; and Lake Tahoe, NV. Ten of the 16 cities were the same as last year.

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

Results of Operations for the three months ended September 30, 2006 and 2005

Revenue

----------------------------------------------------------
                     Summary Revenue
----------------------------------------------------------   Percentage
                          Three Months Ended September 30,    Increase
                                2006             2005        (Decrease)
                          ---------------   --------------   ----------
Sponsorship/advertising   $    11,155,368   $    8,308,522         34%
Activation Fees                   450,038          396,973         13%
Local Promoter Fees             1,093,250          200,000        447%
Local Revenue                     609,283          667,008         (9%)
Miscellaneous Revenue             502,153          241,758        108%
                          ---------------   --------------
Total Revenue             $    13,810,092   $    9,814,261         41%
                          ===============   ==============

The majority of AVP's revenues are derived from sponsorship and advertising contracts with national sponsors. AVP recognizes national sponsorship/advertising revenue and activation fees during the tour, as the events occur and collection is reasonably assured, in the proportion that prize money for an event bears to total prize money for the season. Local sponsorship/advertising revenue, local promoter fees and local revenue are recognized as the applicable events occur. AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October.

Sponsorship/advertising revenue for the three months ended September 30, 2006 increased 34% or $2.8 million as compared to the three months ended September 30, 2005. The increase in sponsorship/advertising revenue was due to an increase in annual contracted sponsorship/advertising revenue from $12.9 million in 2005 to $17.4 million in 2006 as a result of increases in sponsorship/advertising fees and the number of national sponsors/advertisers. The increase in sponsorship/advertising revenue was also due to the company recognizing a greater percentage of annual contracted national sponsorship/advertising revenue as ten events took place in the three months ended September 30, 2006 (out of 16 events in 2006) compared to only eight events taking place in the three months ended September 30, 2005 (out of 14 events in 2005). For the three months ended September 30, the average sponsorship/advertising revenue per event for 2006 and 2005 were $1.1 million and $1.0 million, respectively.

The increase in activation fees was primarily due to ten events taking place in the three months ended September 30, 2006 (out of 16 events in 2006) compared to only eight events taking place in the three months ended September 30, 2005 (out of 14 events in 2005).

Local promoter fees for the three months ended September 30, 2006 increased 447% or $0.9 million as compared to the three months ended September 30, 2005. For the three months ended September 30, 2006, we entered agreements with seven event promoters pursuant to which the promoter paid AVP a promoter fee in exchange for the right to exploit local revenue, including ticket sales, local sponsorships, parking, and concessions. The event promoters were also required to pay for certain specified event expenses including the stadium, sand, various operational costs (e.g., hotel accommodations, certain event personnel, and security), event permits, and/or marketing costs. For the three months ended September 30, 2005, we only had one event with this local promoter relationship.

Local revenue decreased 9% primarily as a result of having fewer events in the period where AVP retained local revenue responsibility as opposed to contracting with local event promoters. The reduction in local revenue directly recognized by the company as a result of entering agreements with seven local event promoters who pay a fee for the right to retain local revenue was offset by an increase in sales of corporate luxury suites, an increase in general admission ticketing revenue for the events where AVP retained local revenue responsibility, and an increase in registration fees.

The 108% or $0.3 million increase in miscellaneous revenue reflects an increase in AVPNext revenue and an increase in international television licensing revenue. During the three month ended September 30, 2006, we also received additional television licensing fees totaling $22,857 related to 2005 international television licensing.

Event Costs

Event costs primarily include the direct costs of producing an event, costs related to the airing of events on network television, and the cost of servicing our sponsors. Event costs are recognized on an event-by-event basis and event costs billed and/or paid prior to their respective events are recorded as prepaid event costs and expensed at the time the event occurs.

-------------------------------------   ------------------
              Summary Costs                 % Revenue
-------------------------------------   ------------------
                                                                Increase
                 Three Months Ended     Three Months Ended    (Decrease) a
                   September 30,           September 30,      % of Revenue
                 2006         2005       2006       2005      2006 vs. 2005
              ----------   ----------   -------    -------   -------------
Event Costs   $9,292,516   $8,270,234        67%        84%            (17%)

The increase of 12% or $1.0 million in total event costs was primarily attributable to two additional events taking place during the three months ended September 30, 2006 (ten events compared to eight events taking place during the three months ended September 30, 2005) as well as increases in prize money, network broadcast time and television production costs, sponsorship costs and stadium costs. For the three months ended September 30, the average event cost for 2006 was $0.9 million, a decrease of 10% from an average event cost of $1.0 million for 2005. The decrease in the average event cost for the three months ended September 30, 2006 is attributable to the cost savings resulting from seven events in the quarter having event promoters who took on certain operational costs of the events. The decrease in the average event cost was partially offset by increases in prize money, in network broadcast time and television production costs, sponsorship costs and in stadium costs.

Gross Profit

                  Gross Profit
-------------------------------------------------
                 Three Months Ended September 30,
                       2006             2005
                 -------------       ------------
Revenue          $  13,810,092       $  9,814,261
Event Costs          9,292,516          8,270,234
                 -------------       ------------
Gross Profit     $   4,517,576       $  1,544,027
                 -------------       ------------
Gross Profit %             33%                16%
                 =============       ============

AVP's gross profit margin for the three months ended September 30, 2006 was 33% compared to 16% for the three months ended September 30, 2005. Gross profit for 2006 and 2005 now include activation costs and sponsor costs in event costs. The increase in the gross profit margin is partially due to an increase in sponsorship/advertising revenue of $2.8 million and an increase in promoter fees of $0.9 million. The increase in the gross profit margin is also due to the fact that for the three months ended September 30, 2006 we entered agreements with seven event promoters in which the event promoters took on certain event costs and paid AVP promoter fees in return for the right to exploit local revenue opportunities. Events in which there is an agreement with a local promoter carry higher gross margins than those events in which there are no agreements with local promoters. The increase in gross profit margin was offset by an increase in total event costs of $1.0 million which was primarily due to two additional events taking place during the three months ended September 30, 2006.

Operating Expenses
--------------------------------------------  ------------------
                Summary Costs                    % Revenue
--------------------------------------------  ------------------     Increase
                        Three Months Ended    Three Months Ended  (Decrease) as
                          September 30,          September 30,     % of Revenue
                        2006         2005        2006    2005     2006 vs. 2005
                     ----------   ----------  --------  --------  -------------
Administrative       $1,082,321   $1,482,785         8%       15%          (7%)
Sales and Marketing     932,501      575,349         7%        6%           1%
                     ----------   ----------  --------  --------  -------------
Total Costs          $2,014,822   $2,058,134        15%       21%          (6%)
                     ==========   ==========  ========  ========  =============

The 27% or $0.4 million decrease in administrative costs was primarily due to a decrease in SEC compliance costs, in accounting and legal fees, and in consulting expense valued under SFAS 123R for warrants granted during the three months ended September 30, 2005. The decrease in administrative costs also includes a decrease in amortization expense which resulted from the elimination of MPE deferred commission costs expensed in 2005. The decrease in amortization costs offset budgeted 2006 salary increases.

The 62% or $0.4 million increase in sales and marketing costs primarily reflects the hiring of a Chief Revenue Officer and other marketing personnel as well as commission expense paid to external sales agents.

Depreciation and Amortization Expense

-------------------------------------------------------   Percentage
                       Three Months Ended September 30,    Increase
                            2006            2005          (Decrease)
                       -------------   ----------------   ----------
Depreciation Expense   $      46,956   $         49,005         (4%)
Amortization Expense           2,051             65,346        (97%)
                       -------------   ----------------
Total                  $      49,007   $        114,351        (57%)
                       =============   ================

Amortization expense decreased 97% from 2005 primarily due to MPE sponsorship sales service contract being fully amortized in 2005.

Other Income (Expense)
---------------------------------------------------------
                                       Three Months Ended
                                          September 30,      Percentage
                                         2006      2005       Increase
                                       --------  --------    ----------
Interest Expense                       $ (7,823) $(24,292)       (68%)
Interest Income                          72,173    41,745         73%
Derivative financial instrument gain         --        --         --%
                                       --------  --------
Total                                  $ 64,350  $ 17,453        269%
                                       ========  ========

The decrease in interest expense of $16,469 reflects a reduction in short-term debt.

The 73% increase in interest income reflects additional interest earned on higher cash balance realized from the private placement consummated in May and June 2006.

---------------------------------------------------------------------
 Operating Income (Loss) and Net Income (Loss)        % Revenue
------------------------------------------------   ------------------
                           Three Months Ended      Three Months Ended
                               September 30,          September 30,
                            2006        2005        2006       2005
                         ----------   ----------   -------    -------
Operating Income (Loss)  $2,502,754   $ (514,107)      18%       (5%)
Net Income (Loss)        $2,567,104   $ (496,654)      19%       (5%)

The Company's net income of $2.6 million for the three months ended September 30, 2006 compared to a loss of $(0.5) million for the three months ended September 30, 2006 primarily reflects an increase of $2.8 million in sponsorship/advertising revenue, an increase of $0.9 million in local promoter fees, as well as a reduction in average event costs due to an increase in the number of events with local promoters.

Excluding the warrant expense, net income for the three months ended September 30, 2006 would have been $2.7 million compared to net loss of $(0.4) million for the three months ended September 30, 2005.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Revenue
---------------------------------------------------
                  Summary Revenue
---------------------------------------------------
                             Nine Months Ended        Percentage
                                 September 30,         Increase
                             2006           2005      (Decrease)
                          -----------   -----------   ----------
Sponsorship/advertising   $17,388,458   $11,732,917       48%
Activation Fees               598,485       587,106        2%
Local Promoter Fees         1,239,250       200,000      520%
Local Revenue               1,107,054     1,125,356       (2%)
Miscellaneous Revenue         910,813       582,283       56%
                          -----------   -----------
Total Revenue             $21,244,060   $14,227,662       49%
                          ===========   ===========

The majority of AVP's revenues are derived from sponsorship and advertising contracts with national sponsors. AVP recognizes national sponsorship/advertising revenue and activation fees during the tour, as the events occur and collection is reasonably assured, in the proportion that prize money for an event bears to total prize money for the season. Local sponsorship/advertising revenue, local promoter fees, and local revenue are recognized as the applicable events occur. AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October.

Sponsorship/advertising revenue for the nine months ended September 30, 2006 increased 48% or $5.7 million as compared to the nine months ended September 30, 2005. The increase in sponsorship/advertising revenue was due to an increase in annual contracted sponsorship/advertising revenue from $12.9 million in 2005 to $17.4 million in 2006 as a result of increases in sponsorship/advertising fees and the number of national sponsors/advertisers. The increase in sponsorship/advertising revenue was also due to the company recognizing a greater percentage of annual contracted national sponsorship/advertising revenue as all of the 2006 events have been completed by the nine months ended September 30, 2006 compared to only 13 of 14 events taking place in the nine months ended September 30, 2005. For the nine months ended September 30, the average sponsorship/advertising revenue per event for 2006 and 2005 were $1.1 million and $0.9 million, respectively.

Local promoter fees for the nine months ended September 30, 2006 increased 520% or $1.0 million as compared to the nine months ended September 30, 2005. For the nine months ended September 30, 2006, we entered agreements with eight event promoters pursuant to which the promoter paid AVP a promoter fee in exchange for the right to exploit local revenue, including ticket sales, local sponsorship, parking, and concessions. The event promoters were also required to pay for certain specified event expenses including the stadium, sand, various operational costs (e.g., hotel accommodations, certain event personnel, and security), event permits, and/or marketing costs. For the nine months ended September 30, 2005, we only had one event with this local promoter relationship.

Local revenue decreased 2% primarily as a result of having fewer events in the period where AVP retained local revenue responsibility as opposed to contracting with local event promoters. The reduction in local revenue directly recognized by the company as a result of entering agreements with eight local event promoters who pay a fee for the right to retain local revenue was offset by an increase in sales of corporate luxury suites, an increase in general admission ticketing revenue for the events where AVP retained local revenue responsibility, and an increase in registration fees.

The 56% or $0.3 million increase in miscellaneous revenue primarily reflects an increase in trademark licensing revenue in connection with volleyball and volleyball net sales, sale of AVP branded apparel for sale at AVP events and online, and licensing agreements with Speedo for AVP-SPEEDO co-branded apparel and with Crocs, Inc. for AVP branded footwear. The increase in miscellaneous revenue for the period also reflects an increase in international television licensing revenue and an increase in AVPNext revenue.

Event Costs

Event costs primarily include the direct costs of producing an event, costs related to the airing of events on network television, and the cost of servicing our sponsors. Event costs are recognized on an event-by-event basis and event costs billed and/or paid prior to their respective events are recorded as prepaid event costs and expensed at the time the event occurs.

-----------------------------------------------------------
              Summary Costs                 % of Revenue
---------------------------------------   -----------------      Increase
                 Nine Months Ended        Nine Months Ended   (Decrease) in
                    September 30,            September 30,    % of Revenue
                 2006          2005          2006   2005      2006 vs. 2005
              -----------   -----------   -------  --------   -------------
Event Costs   $14,652,753   $11,266,722        69%       79%            (10%)

The increase of 30% or $3.4 million in total event costs was primarily attributable to three additional events taking place during the nine months ended September 30, 2006 (16 events compared to 13 events taking place during the nine months ended September 30, 2005) as well as increases in prize money of $0.8 million, in network broadcast time and television production costs of $0.7 million, in stadium costs of $0.3 million, and in sponsorship costs of $0.4 million. The increase in TV airtime and TV productions costs reflects an increase in the number of events and network hour rates as compared to the nine months ended September 30, 2005. We negotiated an agreement with Fox Broadcasting Company (FBC) pursuant to which FBC agreed to broadcast two events in 2006 and take equity in AVP rather than AVP pay cash for the network broadcast time and related production services of the two events. Stadium costs increased as a result of AVP using an enhanced stadium for its 2006 events, which included additional seating as well as corporate suites at all events. The increase in sponsorship costs is the result of adding a hospitality sponsorship that obligated AVP to enhance the VIP sections of the event site.

Gross Profit
------------------------------------------
                     Nine Months Ended
                       September 30,
                     2006          2005
                 -----------   -----------
Revenue          $21,244,060   $14,227,662
Event Costs       14,652,753    11,266,722
                 -----------   -----------
Gross Profit     $ 6,591,307   $ 2,960,940
                 ===========   ===========
Gross Profit %           31%           21%
                 ===========   ===========

AVP's gross profit margin for the nine months ended September 30, 2006 was 31% compared to 21% for the nine months ended September 30, 2005. Gross profit for 2006 and 2005 now includes activation costs and sponsor costs in event costs. The increase in the gross profit margin is partially due to an increase in sponsorship/advertising revenue of $5.7 million and an increase in promoter fees of $1.0 million. The increase in the gross profit margin is also due to the fact that for the nine months ended September 30, 2006 we entered agreements with eight event promoters in which the event promoters took on certain event costs and paid AVP promoter fees in return for the right to exploit local revenue opportunities. Events in which there is an agreement with a local promoter carry higher gross margins than those events in which there are no agreements with local promoters. The increase in gross profit margin was offset by an increase in total event costs of $3.4 million which was due to three additional events taking place during the nine months ended September 30, 2006 as well as increases for the period in prize money, in television costs, in stadium costs and in sponsorship costs.

Operating Expenses

------------------------------------------------------------------
                 Summary Costs                     % of Revenue
----------------------------------------------   -----------------      Increase
                         Nine Months Ended       Nine Months Ended   (Decrease) in
                           September 30,           September 30,      % of Revenue
                         2006          2005        2006     2005      2006 vs. 2005
                      ----------   -----------   -------   -------    -------------
Administrative        $3,373,011   $ 8,886,382        16%       62%             (46%)
Sales and Marketing    2,304,590     1,445,140        11%       10%               1%
                      ----------   -----------   -------   -------    -------------
Total Costs           $5,677,601   $10,331,522        27%       72%             (45%)
                      ==========   ===========   =======   =======    =============

The 62% or $5.5 million decrease in administrative costs was primarily due to a decrease of $5.1 million in consulting expense valued under SFAS 123R for warrants granted during the nine months ended September 30, 2005 and a decrease in SEC compliance costs of $0.4 million.

The 59% or $0.9 million increase in sales and marketing costs primarily reflects the hiring of a Chief Revenue Officer and other marketing personnel as well as an increase in commission expense paid to external sales agents. Other factors contributing to the increase in marketing expenditures included logo design costs as a result of new title sponsor for the AVP Tour (Crocs) as well as holding of an inaugural high performance camp to recruit top college volleyball players to compete on the AVP tour.

Depreciation and Amortization Expense
-------------------------------------------------------
                        Nine Months Ended    Percentage
                          September 30,       Increase
                         2006       2005     (Decrease)
                       --------   --------   ----------
Depreciation Expense   $123,099   $112,085           10%
Amortization Expense      6,073    196,037          (97%)
                       --------   --------
Total                  $129,172   $308,122          (58%)
                       ========   ========

The increase in depreciation expense of $11,014 resulted from an increase in depreciable assets, including information technology equipment and transportation equipment (e.g., truck, flat bed trailer).

Amortization expense decreased 97% from 2005 due to MPE sponsorship sales service contract being fully amortized in 2005.

Other Income (Expenses)
-------------------------------------------------------------------------
                                         Nine Months Ended     Percentage
                                            September 30,       Increase
                                         2006         2005     (Decrease)
                                       --------    ---------   ----------
Interest Expense                       $(19,754)   $(122,863)         (84%)
Interest Income                         127,118       94,755           34%
Derivative financial instrument gain    111,042           --           --%
                                       --------    ---------
Total                                  $218,406    $ (28,108)        (877%)
                                       ========    =========

Interest expense in 2006 decreased 84% from 2005 due to repayment of short-term debt to Management Plus Enterprises, Inc, (MPE), Anschutz Entertainment Group, Inc. (AEG), Major League Volleyball, Inc. (MLV), and the Bridge Financing from the Merger.

The 34% increase in interest income reflects additional interest earned on higher cash balance realized from the private placement consummated in May and June 2006.

Pursuant to the May and June 2006 private placement, we sold 6,470,590 shares of common stock and five-year warrants to purchase 1,294,118 shares of common stock at a price of $1.00 per share, to accredited investors. Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19), the fair value of the warrants issued under the May and June 2006 Financing has been reported as a liability due to the requirement to net-cash settle the transaction in the event that the shares underlying the warrant are not registered for sale. Pursuant to the warrant agreement, the warrant holder is entitled to liquidated damages, payable in cash, of 1% of the gross proceeds per month ($55,000) should the Company fail to achieve effectiveness of the registration statement. The warrants were considered a derivative financial instrument with a value of $0.9 million, and they were later reclassified as equity on the date the registration statement became effective. On the effective date, the warrants had a value of $0.8 million, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 90% and a risk free interest rate of 5.10%. For the nine months ended September 30, 2006, we recorded a gain of $111,042 associated with the fair value adjustment of the warrants.

Operating Income (Loss) and Net Income (Loss)


   Operating Income (Loss) and Net Income (Loss)       % of Revenue
--------------------------------------------------   -----------------
                              Nine Months Ended      Nine Months Ended
                                September 30,          September 30,
                             2006          2005        2006     2005
                          ----------   -----------   -------   -------
Operating Income (Loss)   $  913,706   $(7,370,582)        4%     (52)%
Net Income (Loss)         $1,132,112   $(7,398,690)        5%     (52)%

The Company had operating income of $0.9 million for the nine months ended September 30, 2006 compared to an operating loss of $(7.4) million for the nine months ended September 30, 2005. This improvement in operating income primarily reflects an increase of $5.7 million increase in sponsorship/advertising revenue, an increase of $1.0 million in local promoter fees, and a decrease in warrant expense of $5.0 million which offset increased total event costs and increases in prize money, television costs, and sales and marketing costs.

Included in net income is a derivative financial instrument gain for the nine months ended September 30, 2006 of $(0.1) million compared to $0 for the nine months ended September 30, 2005. Derivative financial instrument gain arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock which are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. Since there were liquidated damages, payable in cash, of 1% of the gross proceeds per month ($55,000) should the Company have failed to achieve effectiveness of the registration statement in accordance with the May and June 2006 Securities Purchase Agreements and the warrant agreements related thereto, the warrants issued pursuant to the May and June 2006 private placement were initially recorded as derivative financial instruments and were later reclassified as equity on the date the registration statement became effective and adjusted to fair value using the Black-Scholes valuation method. The increase in the derivative instrument gain noted above is due to the decline in the trading stock price of our common stock during the period from the initial recording as a derivative financial instrument until the reclassification as equity.

Excluding warrant expense, the contra-revenue expense resulting from the issue of warrants to the title sponsor of the AVP Tour, and the gain on warrant derivative, net income for the nine months ended September 30, 2006 would have been $1.5 million compared to net loss of $(2.1) million for the nine months ended September 30, 2005.

Liquidity and Capital Resources

--------------------------------------------------------------------------------
Sources of Liquidity
--------------------------------------------------------------------------------
                                                   September 30,         December 31,          Increase/
                                                       2006                 2005               (Decrease)
                                                 -----------------    -----------------    ------------------
Cash and cash equivalents                        $       3,758,704    $       1,143,345    $        2,615,359

Percentage of total assets                                      36%                  43%


                                                      Nine Months Ended September 30,           Increase/
                                                       2006                 2005               (Decrease)
                                                 -----------------    -----------------    -----------------
Cash flows used in operating activities          $      (1,906,104)   $      (1,682,019)   $         (224,085)
Cash flows used in investing activities                    (82,617)            (262,695)              180,078
Cash flows provided by financing activities              4,604,080            3,097,023             1,507,057

As of September 30, 2006, our primary source of liquidity is comprised of $3.8 million of cash and cash equivalents. Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year, cash flows generated from continuing operations, and cash flow provided by financing activities. We have generated significant cash flows from the issuance of our common stock through private placement which are described in more detail below in "Cash Flows Provided by Financing Activities."

We believe that we have sufficient working capital ($6.7 million at September 30, 2006) to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment and the addition of two more events for the 2007 Tour season.

Cash flows used in operating activities for the nine months ended September 30, 2006 and 2005 were $(1.9) million and $(1.7) million, respectively. The increase in cash flows used in operating activities for the nine months ended September 30, 2006 is primarily due to an increase in accounts receivable which we expect to collect by the end of the year. Working capital, consisting of current assets less current liabilities, was $6.7 million at September 30, 2006 and $(0.7) million at September 30, 2005. During the second quarter of 2006, we completed a private placement of common stock and warrants which generated proceeds of $5.5 million. Consequently, at September 30, 2006 we had $3.8 million of cash. The negative working capital at September 30, 2005 resulted from deferred revenue being recognized for sponsorship/advertising payments received for events occurring after September 30, 2005.

At September 30, 2006 and 2005, accounts receivable had increased $4.7 million and $1.4 million as compared to December 31, 2005 and 2004, respectively. At September 30, 2006 and 2005, deferred revenues had decreased $0.1 million and increased $0.2 million as compared to December 31, 2005 and 2004, respectively. Deferred revenues are recorded as AVP collects revenues prior to holding certain events.

Capital expenditures for the nine months ended September 30, 2006 and 2005 were $0.3 million and $0.4 million, respectively. During the nine months ended September 30, 2006, AVP purchased a scoreboard and a trailer in preparation for the 2006 tour season, as well as computer equipment. During the nine months ended September 30, 2005, AVP purchased information technology equipment, activation equipment, banners and flags in preparation for the 2005 tour season.

Cash flows provided by financing activities for 2006 and 2005 were $4.6 million and $3.1 million, respectively. During the second quarter of 2006, we completed a private placement of common stock and warrants which generated net proceeds of $5.0 million , net of offering costs of $0.5 million. In February 2006, AVP paid the remaining principal amount due on the promissory note to MPE with whom Leonard Armato, the Chief Executive Officer and Chairman of the Board of Directors of the Company, was affiliated. This note constituted the purchase price delivered by AVP to MPE for the interests in MPE Sales, LLC in connection with sponsorship sales services previously provided by MPE to the Association. In 2005, upon consummation of the Units Offering on February 28, 2005, AVP realized proceeds of $4.2 million, net of offering costs of $0.8 million. Also, in 2005, AVP repaid $1.0 million on the promissory note to MPE and $0.2 million to holders of the bridge financing notes.

Pursuant to Securities Purchase Agreement dated May 4, 2006, AVP sold 2,941,180 shares of common stock and five-year warrants to purchase 588,236 shares of common stock at a price of $1.00 per share, to accredited investors, for a total price $2.5 million. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 282,353 shares of common stock on substantially the same terms as the warrants sold to investors. The sale of the securities was exempt from registration pursuant under Securities Act section 4(2), due to the limited number of investors, all of which are accredited.

Pursuant to a Securities Purchase Agreement dated June 9, 2006, AVP sold 705,882 units, each unit consisting of five shares of common stock and a five-year warrant to purchase one share of common stock at a price of $1.00 per share, to an accredited investor, for a total price $3.0 million. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 338,824 shares of common stock on substantially the same terms as the warrants sold to investor. The sale of the securities was exempt from registration under Securities Act section 4(2), due to one investor, which is accredited.

In February 2006, we entered a production and distribution agreement with Fox Broadcasting Company ("FBC") in connection with two events. Under the agreement, FBC telecast the finals of two 2006 AVP tournaments throughout the U.S., its territories, and possessions. In consideration for its services valued at $1,000,000, FBC received 666,667 shares of Common Stock, par value $0.001 per share, of AVP.

On April 20, 2006, the Board of Directors approved fees for outside directors for their services. The fees are to be paid in common stock until AVP is cash flow positive and/or reaches profitability. For the nine months ended September 30, 2006, AVP issued 34,680 common stock shares to directors for services rendered.

Critical Accounting Policies

Revenue and Expense Recognition

The majority of AVP's revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes national sponsorship/advertising revenue and activation fees during the tour season, as the events occur and collection is reasonably assured, in the proportion that prize money for an event bears to total prize money for the season. Cash collected before the related events are recorded as deferred revenue. Event costs are recognized on an event-by-event basis. Event costs billed and/or paid before the related events are recorded as deferred costs and expensed at the time the event occurs.

AVP also derives additional revenue from local sponsorships, promoter fees, event ticket sales, concession rights, event merchandising and licensing. Revenues and expenses from the foregoing ancillary activities are recognized on an event-by-event basis as the revenues are realized and collection is reasonably assured. Licensing revenue is recognized as royalties are earned and collection is reasonably assured.

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

Recently Issued Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Instruments," which is an amendment of FASB Statements No. 133 and 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host), if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have any impact on AVP's financial position or results of operations.

In March 2006, the FASB issued SFAS No.156, "Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No.140". SFAS 156 amends SFAS 140 to clarify the accounting for servicing assets and servicing liabilities. Among other provisions, the new accounting standard requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 is effective for the fiscal periods beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

In July 2006, FASB issued FASB Interpretation No. 48 ( FIN 48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes," which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 157 on the Company's financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

ITEM 3. CONTROLS AND PROCEDURES

AVP's management has evaluated, with the participation of its principal executive and financial officers, the effectiveness of AVP's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded, that, as of September 30, 2006, AVP's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by AVP in reports that it files or submits under the Exchange Act is accumulated and communicated to AVP's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 - Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2006.

                                        AVP, INC.
                                        (Registrant)


                                        By: /s/  Andrew Reif
                                        ----------------------------------------
                                        Andrew Reif
                                        Chief Operating Officer and
                                        Chief Financial Officer