Form 10KSB
period 2006-12-31
AVP INC
filed 2007-03-29
CIK 930817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ____________

Commission File Number 005-79737

AVP, INC.
(Name of Small Business Issuer in Its Charter)

DELAWARE	98-0142664
(State or other jurisdiction of	(I.R.S. employer identification
incorporation or organization)	number)

6100 Center Drive, Suite 900
Los Angeles, CA 90045
(310) 426-8000
(Address of Principal Executive Offices)

Issuer’s telephone number: (310) 426-8000
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes      ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenue, including interest income, for its most recent fiscal year was $21,653,083. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 1, 2007 was $15,986,194.

As of March 1, 2007, the Registrant had approximately 19,773,921 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part I	None
Part II	None
Part III	None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to AVP, Inc. (“AVP”) that are based on the beliefs and assumptions made by AVP's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of AVP with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report under the caption "Risk Factors" in Item 1. AVP does not intend to update these forward-looking statements.

Business Overview

AVP owns and operates the sole nationally recognized U.S. professional beach volleyball tour. AVP has more than 200 of the top professional players under exclusive contracts, as well as a base of spectators and television viewers that we believe represents an attractive audience for national, regional, and local sponsors. AVP's business includes establishing and managing tournaments; sponsorship sales and sales of broadcast, licensing, and trademark rights; sales of food, beverage, and merchandise at tournaments; contracting with players on the tour; and associated activities. AVP produced 16 men's and 16 women's professional beach volleyball tournaments throughout the United States in 2006 and has scheduled 18 men's and 18 women's professional beach volleyball tournaments in 2007.

ITEM 1. Description of Business.

Business Development

We originally incorporated under the name Malone Road Investments, Ltd., on August 6, 1990, in the Isle of Man. We re-domesticated in the Turks and Caicos Islands in 1992 and subsequently domesticated as a Delaware corporation in 1994. Pursuant to Delaware law, we are deemed to have been incorporated in Delaware as of the date of our formation in the Isle of Man. We changed our name to PL Brands, Inc. in 1994; changed our name to Othnet, Inc. in March 2001; and changed our name to AVP, Inc. on March 9, 2005. From December 2001 until our acquisition by merger of our wholly owned subsidiary, AVP Pro Beach Volleyball Tour, Inc., on February 28, 2005, we had no business operations other than to attempt to locate and consummate a business combination with an operating company.

Our Business

We own and operate professional beach volleyball tournaments in the United States. AVP’s tour is the sole nationally recognized U.S. professional beach volleyball tour. Every top U.S. men's and women's beach volleyball professional, including the women's gold and bronze medalists in the 2004 Olympic Games, competes on the tour. Our business includes establishing and managing tournaments; sponsorship sales and sales of broadcast, licensing, and trademark rights; sales of tickets, food, beverage, and merchandise at the tournaments; contracting with players in the tour; and associated activities.

We produced 16 men's and 16 women's professional beach volleyball tournaments throughout the United States from April through September 2006. For 2007, we have scheduled 18 men's and 18 women's professional beach volleyball tournaments to be held in Miami, FL; Dallas, TX; Huntington Beach, CA; Glendale, AZ; Hermosa Beach, CA; Louisville, KY; Tampa, FL; Atlanta, GA; Charleston, SC; Seaside Heights, NJ; Long Beach, CA; Chicago, IL; Manhattan Beach, CA; Boston, MA; Brooklyn (Coney Island), NY; Cincinnati, OH; Las Vegas, NV; and San Francisco, CA. Nine of the 18 cities are the same as 2006. We have more than 200 of the top professional players under exclusive contracts, as well as a growing base of spectators and television viewers that we believe represent an attractive audience for national, regional, and local sponsors.

We believe that beach volleyball has potential for continuing commercial growth because of its popularity with a demographic group we believe is considered highly desirable by advertisers--educated, affluent, 18 to 42 year-old, consumers. Moreover, we believe that beach volleyball enjoys significant popularity in the United States and worldwide, as evidenced by National Broadcasting Company's strong television ratings and the attendance figures for beach volleyball at the 2004 Athens Summer Games.

Sources of Revenue. We generate revenue principally as follows:

National Sponsorships and Advertising: We currently generate by far the greatest amount of our revenue by selling to national sponsors fully integrated sponsorships, which include both advertising time during live or previously taped broadcasts of our tournaments and significant on-site exposure at the tournaments in the form of signage, interactive areas, and the like. In addition to paying for advertising time and on-site exposure, sponsors support the AVP tour through retail activation (e.g., national in-store promotions featuring our brand), media buys that support our events, and other promotional activities that support our brand (e.g., print ads and television commercials featuring AVP branding). National sponsors include Crocs, Inc. (through 2008), Anheuser-Busch, Inc. (Bud Light) (through 2008), Microsoft Corporation (Xbox) (through 2007), The Quaker Oats Company (Gatorade) (through 2009), VF Sportswear, Inc. (Nautica)  (through 2008), John Paul Mitchell Systems (through 2008), Diageo North America, Inc. (Jose Cuervo Tequila) (through 2008), Wilson Sporting Goods Co. (through 2008), McDonald's USA, LLC (through 2008), General Mills Marketing, Inc. (Nature Valley) (through 2009), and Hilton Hotels Corporation (through 2009). Many of our sponsors have been in place since 2003 or earlier.

On April 12, 2006, AVP entered a multi-year sponsorship agreement with Crocs, Inc. pursuant to which Crocs is the title sponsor of the AVP tour through the end of the 2008 tour season.

The amount that we charge each national sponsor depends primarily on the number of network or cable advertising units that the national sponsor receives in our broadcasts, as well as the exposure that the national sponsor receives on-site at our tournaments. We hire independent marketing and promotional valuation companies each season to measure the benefits that national sponsors receive and provide these valuation results to our national sponsors to validate their investments in AVP. National sponsorship revenue accounted for 81% of revenue in 2006, with one national sponsor accounting for 18% of total revenue. We conduct national sponsorship sales primarily with our own sales staff.

Local Sponsorship Revenue: We also receive revenue from local and regional companies seeking to reach our fan base. We sell a variety of local packages at various financial levels intended to attract a wide range of businesses in each of the regions and cities where our tournaments take place. We rely on combinations of local event promoters, sales forces of local-market print, television, and radio stations, and our in-house sales staff to make local and regional sales.

Promoter Fee Revenue: In 2006, we entered agreements with event promoters in eight cities for the promoters to pay AVP a fee in exchange for the right to exploit local revenue, including ticket sales, parking, concessions, and ancillary revenue. The event promoters also paid for specified event expenses such as the stadium, sand, various operational costs (hotel accommodations, certain event personnel, security, etc.), event permits, and/or marketing costs. For 2007, we expect to have agreements with event promoters for 10 cities. In lieu of promoter fees, the promoter agreements will generally be structured as a revenue-share where the event promoter pays for specified event expenses as described above, and the parties share revenue on a 50-50 basis after recoupment of such event expenses.

Activation Fees: We also receive revenue from AVP sponsors who wish to use AVP's sponsorship services and support personnel to create, build and/or implement on-site activation in support of their sponsorship. This revenue is recognized as activation fees rather than sponsorship revenue, when the agreement with the sponsor specifically sets out specific activation services and fees that are payable in connection with the sponsor's sponsorship.

Suite Sales: We sell corporate "suites", which consist of reserved seating areas at tournaments with table seating, food, and beverages.

Ticket Sales: Increasingly, we are charging admission for events that previously were free to the general public. In 2006, we charged for general admission at 13 of 16 events and for reserved seating at all 16 events.

Food and Beverage Sales: We generate revenue through food, beverage, and beer sales at events where such concession rights are available. Generally, we engage a third-party concession operator to conduct this activity on our behalf.

International Television Licensing: We retain all international television rights to our network and cable broadcasts. We engaged SFX, Inc. to license our television programming internationally in 2006. Our events were broadcast in over 125 countries in 2006.

Event Merchandising: We sell event merchandise on-site at our tournaments as well as through our website. Merchandise includes t-shirts, fitness wear, shorts, swimsuits, sweatshirts, hats, and other apparel. We entered a two-year agreement ending in 2006 with Anschutz Entertainment Group (AEG) for AEG to provide all merchandising services on our behalf at our tournaments, as well as to host our online store and assume responsibility for fulfillment. We entered an agreement with Warnaco Swimwear, Inc. to provide all merchandising services on our behalf for the 2007 and 2008 seasons.

Trademark Licensing and Other Ancillary Revenue: In addition to merchandising, we license our trademarks and logos to Wilson Sporting Goods Co., for volleyballs, and Sport Fun, Inc., for volleyball net systems. In addition, we entered licensing agreements with Crocs, Inc. for AVP branded footwear, and Warnaco Swimwear, Inc. for AVP-SPEEDO co-branded apparel, for sale at AVP events, online, and retail.

Distribution. National Broadcasting Company (“NBC”) and Fox Broadcasting Company (“FBC”) broadcast certain of our events on network television in 2006, and Fox Sport Net (“FSN”) broadcasts the remainder of our 2006 events on cable and satellite television. By separate agreements, we contracted with NBC, FBC and FSN for production of the broadcast.

NBC: NBC broadcast 11 hours of four of our events in 2006. We paid NBC a per program fee for such broadcast time and retained all of the commercial units in the broadcasts. In 2007, we anticipate broadcasting five events and a total of 14 hours on NBC.

FBC: FBC broadcast three hours of coverage of the men’s and women’s finals at two events in 2006. AVP retains all the commercial units in the broadcast. FBC received AVP common stock in exchange for the 2006 broadcast time and production costs. In 2007, we anticipate that NBC will be our exclusive network broadcast partner, so no event will be broadcast on FBC.

Fox Sport Net: FSN distributed our 2006 programming over cable and satellite television. FSN broadcast all 16 events in 2006 (including replaying the events broadcast by NBC and FBC). FSN distributed the programming and provided production services in 2006 in return for the same number of commercial units in the broadcasts as FSN received during 2005 and previously. AVP did not pay FSN any compensation for the broadcast time or television production services that FSN provided; FSN's only compensation was the commercial units that FSN retained in the broadcasts. For our 2007 non-network broadcast schedule, we are currently negotiating with FSN and other cable broadcasters.

Marketing. We market our tournaments and the broadcasts thereof nationally, regionally, and locally. NBC and FBC promoted the 2006 network tournaments nationally, while FSN promoted the 2006 cable tournaments through its regional cable network. We also made promotional arrangements with newspapers and radio and television stations to advertise and promote our events locally. In addition, we engaged public relations firms to generate interest and coverage of our events and broadcasts.

We maintain contact with volleyball enthusiasts and seek to increase our fan base through our AVPNext grassroots programs.

AVPNext is an outreach program for volleyball players of all skill levels. The program features a national network of recreational tournament and league organizers, offers both children and adults of all skill levels opportunities to participate in the sport of volleyball through weekend tournaments, instructional camps/clinics, and recreational league play.

AVPNext also provides aspiring semi-pro players and high-level amateurs the opportunity to play against top-flight competition and potentially earn exemptions into our professional tournaments. The 2006 AVPNext circuit included over 200 tournaments across the nation, mainly run by local promoters. The tournaments generally offered modest prize purses, an opportunity to establish a national ranking, and in some select tournaments an automatic entry into our professional tournaments.

Operations. We own all of our events, and, except for events that we license to local event promoters, we operate and conduct most AVP Tour operations and logistics in-house. These operations include:

•
Setting up the event, including loading and transporting the equipment to and from each event; building the volleyball courts; overseeing construction of stadiums by outside bleacher companies; mounting signage and inflatables for sponsors; and constructing media, hospitality, and local sponsorship areas;

•	Addressing local regulations and permits;

•	Coordinating the beach volleyball competition;

•	Organizing officials for the event;

•	Managing the tournament and the spectator experience;

•	Providing entertainment (e.g., music) at the event;

•	Providing corporate hospitality; and

•	Providing media support, e.g., tournament statistics, press releases, etc.

To set up an event for a standard three-day tournament scheduled to begin on a Friday, we generally arrive on Monday and require three full days to complete construction. For tournaments that will be telecast live on NBC or FBC, we generally produce four-day events, and the preparations customarily start earlier. We own four semi-trailers to transport all event equipment from a central warehouse located in Los Angeles to each site. To manage equipment hauling, we try to schedule AVP tour events to occur close to one another or to allow sufficient transportation time.

Each host city requires us to obtain a different set of permits to run an AVP tour event. Typical permits include event; filming; bleacher; fire and police departments; and food and concessions. Our staff supervises compliance with local regulations and permits.

Our exclusive contracts with more than 200 of the top men and women professional beach volleyball players in the United States prohibit the athletes from competing in non-AVP professional beach volleyball tournaments anywhere in the world, unless specifically provided for in the contract or otherwise agreed by us. All players sign the same standard AVP player contract. The player contracts extend through December 31, 2008 and provide for:

•	a minimum amount of prize money during each year of the term ($3,500,000 in 2006, with $500,000 increases for each subsequent year);

•	a minimum of ten men’s and ten women’s events per year;

•	medical benefits for the top 100 ranked men’s and women’s players; and

•	restrictions as to the logos or insignias athletes may wear at AVP events.

Each player is responsible for his or her own housing and travel to and from events. We provide players with food during the tournament and make medical services available in case of injury.

In 2004, AVP also reserved 597,368 shares for issuance upon exercise of stock options allocated to the individual players based upon their performance during the 2004 season. These options are exercisable at a price of $1.60 per share and expire in 2009.

Other personnel essential to operating a successful event include:

•	Officials and referees;

•	Local volunteers to assist in the operation of scoreboards and act as ball retrievers;

•	Local contract workers to sell tickets, operate concession areas, and, supervise parking; and

•	Outside contractors to provide security, waste clean-up, and other services required in connection with the event.

We recognize that local support for an AVP tour event is critical to our success. We try to hold events in the same locations and at the same times every year whenever possible, so that the volleyball tournaments become local civic events, enabling retailers and community leaders to anticipate and support the tournament annually. We work with city councils and local leaders and businesses to obtain financial, sales, logistic, marketing, and promotional support for our events. Communities often waive the cost of city services, recognizing the benefit of making our tournaments a regular event. Likewise, we coordinate youth or amateur tournaments and hold free volleyball clinics in connection with our events to generate local goodwill and enthusiasm.

Employees

Currently, we have 29 full-time employees and retain 6 independent contractors.

Competition

While we believe we have a loyal fan base, the sports and entertainment industry is highly competitive and is also subject to fluctuations in popularity, which are not easy to predict. Fundamentally, we compete for sponsorship revenue, television ratings, and fan base with other sports leagues and tours, entertainment programming, and other forms of leisure activities. Our success in these areas depends heavily on continuing to grow the sport's popularity.

Our programming is directed at a hard to reach demographic group—college educated men and women aged 18 to 42, earning $50,000 or more per year—whom we believe are highly prized by advertisers. We compete for an audience that is fiercely contested.

We believe that our exclusive player contracts significantly reduce the likelihood that an attempt to establish a competing professional beach tour in the United States during the terms of the contracts would be successful. Federation International de Volleyball (FIVB) sanctions a series of professional beach volleyball events in various countries throughout the world and sells sponsorships and television programming in connection with these events. We allow our players to compete in some FIVB events, as provided for in our player agreements. Our international television licensing competes with FIVB programming, and we will potentially face competition from the FIVB if we expand our events to non-United States locations. In addition, FIVB might claim the authority, but refuse, to sanction any AVP event in another country.

Reports to Security Holders

Annual reports. We deliver annual reports containing audited financial statements to security holders.

Periodic reports and other information. We file annual and quarterly reports, current reports, proxy statements, and information statements with the SEC.

Availability of Filings. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports and proxy and information statements and other information regarding issuers that file electronically with the SEC. Our Internet site is http://www.avp.com.

RISK FACTORS

An investment in AVP securities is highly speculative and extremely risky. You should carefully consider the following risks, in addition to the other information contained in this report, before deciding to buy AVP securities.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES AND MAY NEVER BECOME PROFITABLE.

AVP has operated at a loss since 2001, when current management was installed. Losses for 2006 and 2005 were $0.4 million and $9.0 million, respectively. (The net loss of $9.0 million includes a $5.6 million charge to consulting expense as a result of non-employee warrants valuation.) We cannot predict whether our current or prospective business activities will ever generate enough revenue to be profitable. If we do not generate enough revenue to be profitable, our business might have to be discontinued, in which case, investors would lose all or most of their investment in AVP.

WE RELY ON SHORT-TERM SPONSORSHIP AGREEMENTS FOR MOST OF OUR REVENUE, SO WE CANNOT ASSURE, LONG TERM, THAT WE WILL RECEIVE SUFFICIENT CASH FLOW TO MAINTAIN THE VIABILITY OF OUR BUSINESS.

In 2006, national sponsorship revenue accounted for 81% of revenue, and three national sponsors accounted for 35% of total revenue. Of AVP’s 17 national sponsors in 2006, thirteen have agreements that extend to 2007; ten that extend to 2008; and three through 2009. Accordingly, AVP’s continued operations will depend, among other things, on AVP’s ability to renew current AVP sponsors and attract new sponsors, as well as increase sponsorship rates.

AVP’S MANAGEMENT BEGAN OPERATING AVP ONLY RECENTLY, MAKING AN ASSESSMENT OF MANAGEMENT’S FUTURE PERFORMANCE RELATIVELY DIFFICULT TO ASSESS.

Our management began operating the Association in 2001 and AVP in 2005, so it has only a limited track record upon which investors can assess management’s effectiveness. Consequently, investors are likely to have greater difficulty in accurately predicting whether an investment in AVP will be prosperous.

AVP’S LIMITED OPERATING HISTORY MAKES AVP HIGHLY RELIANT ON MANAGEMENT.

We lack the goodwill of an established business and therefore rely on individual members of current management to create business strategies and relationships, attract sponsors, and develop tournament formats and operating procedures necessary for us to survive and prosper. The departure of one or more of our executives could impair our operations, and, in particular, the services of our Chief Executive Officer and Tour Commissioner, Leonard Armato, would be very difficult to replace. If we are unable to find suitable replacements for departed management, we might incur losses that impair investors’ investments in AVP.

OUR SUCCESS DEPENDS ON FAN INTEREST, SO OUR BUSINESS COULD FAIL, IF WE ARE UNABLE TO MAINTAIN INTEREST IN OUR SPORT.

Beach volleyball is a relatively new sport compared to baseball, basketball, football, golf, or auto racing, so its continuing popularity cannot be assumed. Public tastes change frequently, so interest in beach volleyball may decline in the future. Our ability to generate revenue and earn profits would be threatened by a loss of popular interest in the sport. If we do not generate enough revenue to be profitable, our business might have to be discontinued, in which case, investors would lose all or most of their investment in AVP.

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

We require widespread distribution of our programming to interest sponsors and other advertisers. There are only four major broadcast networks and only several major cable networks that include sports programming and provide sufficient market reach, so our choices are limited, and our future ability to enter into distribution agreements with major broadcast and/or cable networks cannot be assured. If we are unable to make suitable distribution arrangements, we likely would incur losses that would impair investors' investments in AVP. If we are unable to secure distribution after the expiration of our current network broadcast agreement or if the contract terms become less favorable to AVP, and if we are not able to secure a cable broadcast distribution agreement, our business will be materially adversely affected.

DIFFICULTY IN RETAINING CURRENT PLAYERS OR RECRUITING FUTURE PLAYERS COULD IMPAIR OUR PROSPECTS.

The number of professional beach volleyball players is small in relation to other professional sports, as is the number of elite, amateur players who might play professionally in the future. The players' audience appeal is critical to maintaining popular interest in the sport. Our prospects could decline and investors' investments in AVP impaired, if players on the tour or other qualified players are recruited by competitors or other volleyball organizations or decide to pursue other occupations.

IF WE ARE UNABLE TO HIRE ADDITIONAL NEEDED PERSONNEL, OUR GROWTH PROSPECTS WILL BE LIMITED, OR OUR OPERATIONS MAY BE IMPAIRED.

Our business requires uniquely trained and experienced professionals, and our success depends in large part upon our ability to attract, develop, motivate, and retain highly skilled personnel. Qualified employees will be a limited resource for the foreseeable future. Our Chief Financial Officer lacks experience in public accounting. As a new company with little history, we may have particular difficulty hiring qualified personnel. If we are unable to retain necessary personnel, our business probably will suffer, and investors may incur losses on their investment in AVP.

RISKS RELATING TO OUR SECURITIES

OUR STOCK PRICE MAY BE VOLATILE.

There has only been a limited public market for our securities, and there can be no assurance that an active trading market will be maintained. The OTCBB is a relatively unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ and the other national securities markets. The trading price of our common stock is expected to fluctuate significantly, and, as is the case for OTCBB securities generally, is not published in newspapers.

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

ACCORDING TO THE SEC, THE MARKET FOR PENNY STOCKS HAS SUFFERED IN RECENT YEARS FROM PATTERNS OF FRAUD AND ABUSE.

Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	dumping of securities after prices have been manipulated to a high level, resulting in investor losses.

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

INCREASED DEALER COMPENSATION COULD ADVERSELY AFFECT STOCK PRICE.

OTCBB dealers’ spreads (the difference between the bid and ask prices) may be large, causing higher purchase prices and less sale proceeds for purchasers of sellers of our securities.

SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE, INCLUDING SHARES ISSUABLE UPON CONVERSION OR EXERCISE OF OUTSTANDING, CAN DEPRESS MARKET PRICES.

Legal restrictions on the sale by former Association stockholders of approximately 4,624,511 shares of common stock lapsed on February 28, 2007. An additional 20,236,669 shares of common stock are reserved for issuance upon conversion or exercise of convertible preferred stock, stock options, and stock purchase warrants. The market's recognition that a large amount of stock might enter the market suddenly can depress market prices.

POTENTIAL CONTROL BY MANAGEMENT.

Currently, all AVP directors and officers as a group hold AVP voting securities representing approximately 9.1% of the votes that can be cast by holders of all AVP voting securities. If AVP's management exercised all rights to acquire AVP voting stock held by them, and no other holder of securities exercisable for AVP voting securities did so, AVP's management would control approximately 38.4% of votes that could be cast. If, in addition, all other holders of AVP rights to acquire AVP voting stock exercised those rights, AVP's management would hold about 28% of the outstanding votes. Although management would not control a majority of the outstanding votes, its ownership would give it a strong advantage in regard to election of directors or other action requiring stockholder approval.

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

ITEM 2. Description of Property.

We maintain the following properties:

We lease approximately 12,000 square feet of office space in Los Angeles, California, which houses our executive and administrative offices, with annual base rent of approximately $319,000. The lease expires March 31, 2010, subject to a five-year renewal option.

We sublease approximately 4,500 square feet of warehouse space in Gardena, California pursuant to a sublease that expires on February 15, 2008, with annual base cost of approximately $35,000. The space is used for storing tournament equipment, and our trucks are parked there.

We believe that our current facilities are sufficient for our needs.

ITEM 3. Legal proceedings.

A complaint was filed by Carl Schneider and Schneider Productions, LLC on October 24, 2005 in the United States District Court, Central District of California, in which the plaintiffs sought damages for copyright infringement in connection with the allegedly unauthorized use of a still photograph in a television commercial that was broadcast on NBC and FSN in 2005. The parties have reached a settlement of the complaint. The final settlement was covered by the Company’s general liability insurance and did not have a material impact on the Company’s financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The price of our common stock is quoted on the OTCBB under the symbol “AVPI.” Until March 21, 2005, our common stock traded on the OTCBB under the symbol “ONET,” and until December 16, 2005, our common stock traded on the OTCBB under the symbol “AVPN.”

As of March 1, 2007, we had 19,773,921 shares of common stock outstanding.

The following table sets forth certain information with respect to the high and low market prices of our common stock for the periods indicated. Price information has been retroactively adjusted for the 1-for-10 reverse stock split effected December 16, 2005.

Year	Quarter	High	Low
2006	Fourth Quarter	$1.40	$0.55
	Third Quarter	0.90	0.60
	Second Quarter	1.02	0.75
	First Quarter	1.95	0.87

2005	Fourth Quarter	2.00	1.20
	Third Quarter	2.60	1.40
	Second Quarter	3.40	1.40
	First Quarter	4.40	3.20

The high and low prices are based on the average bid and ask prices for our common stock, as reported by the OTCBB. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Stockholders

As of February 15, 2007, there were 312 holders of record of our common stock.

Transfer Agent

Our transfer agent is U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Suite 200, Glendale, CA 91204-2991. Our transfer agent’s telephone number is (818) 502-1404.

Dividends

We have never declared or paid any cash dividends, and we expect to not do so for the foreseeable future. We expect to retain earnings, if any, to fund our business.

Equity Compensation Plans

Information regarding AVP’s equity compensation plans, as of December 31, 2006, is set forth in the table below:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	12,078,084	$1.05	11,649,069
Equity compensation plans not approved by security holders	—	—	—
Total	12,078,084	$1.05	11,649,069

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Risk Factors—Risks Related to our Business.

OVERVIEW

We own and operate professional beach volleyball tournaments in the United States. The AVP tour is the sole nationally recognized U.S. professional beach volleyball tour. Every top U.S. men’s and women’s beach volleyball professional, including the women’s gold and bronze medalists in the 2004 Olympic Games, competes on the AVP tour. We have more than 200 of the top professional players under exclusive contracts, as well as a growing base of spectators and television viewers that we believe represent an attractive audience for national, regional, and local sponsors. Our business includes establishing and managing tournaments; sponsorship/advertising sales and sales of broadcast, licensing, and trademark rights; sales of tickets, food, beverage, and merchandise at the tournaments; contracting with players in the tour; and associated activities.

AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October. In 2006, we held 16 men’s and 16 women’s events compared to 14 men’s and 14 women’s events in 2005. The 2006 events were held in Fort Lauderdale, FL; Tempe, AZ; Santa Barbara, CA; Huntington Beach, CA; Hermosa Beach, CA; Sacramento, CA; Seaside Heights, NJ; Atlanta, GA; Birmingham, AL; Chicago, IL; Manhattan Beach, CA; Brooklyn (Coney Island), NY; Boulder, CO; Cincinnati, OH; Las Vegas, NV; and Lake Tahoe, NV. Ten of the 16 cities were the same as in 2005.

On February 28, 2005, the Association of Volleyball Professionals, Inc. and a wholly owned subsidiary of AVP, then known as Othnet, Inc., consummated a merger pursuant to a merger agreement, signed in June 2004, as amended (the “Merger”). As a result of the Merger, the Association became our wholly owned subsidiary. On December 16, 2005, AVP effectuated a 1-for-10 reverse stock split, which is reflected in all share amounts referred to in this report.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 versus December 31, 2005

Revenue

Summary Revenue			Percentage Increase
	2006	2005	(Decrease)

Sponsorship/advertising	$17,388,458	$12,718,471	37%
Activation Fees	578,894	638,300	(9%)
Local Promoter Fees and Local Revenue	2,480,253	1,441,222	72%
Other Miscellaneous Revenue	1,024,475	783,289	31%
Total Revenue	$21,472,080	$15,581,282	38%

AVP recognizes national sponsorship/advertising revenue and activation fees during the tour as the events occur and collection is reasonably assured. Such sponsorship revenue and activation fees are recognized in the proportion that prize money for an event bears to total prize money for the season. Local sponsorship/advertising revenue, local promoter fees, and local revenue are recognized as the applicable events occur.

The increase in sponsorship/advertising revenue from 2005 to 2006 was due to increases in sponsorship/advertising fees and the number of national sponsors/advertisers. The increase in sponsorship/advertising revenue was reduced by $0.3 million of contra-revenue resulting from the issue of warrants to the title sponsor of the AVP tour. The average sponsorship/advertising revenue per event for 2006 and 2005 were $1.1 million and $0.9 million, respectively. AVP's revenue for 2007 and beyond will depend primarily on our ability to sign new sponsors to replace non-renewing sponsors, re-sign existing sponsors, and increase the rates of our sponsorship fees.

The 9% decrease in activation fees resulted primarily from one significant 2005 activation sponsor who did not return in 2006. AVP's activation fees in 2007 will depend on our ability to have returning sponsors as well as new sponsors elect to utilize our sponsorship activation services in support of their AVP sponsorships.

Details of local promoter fees, local revenue and other miscellaneous sources of revenue for 2006 and 2005 follow:

	2006	2005	Percentage Increase/ (Decrease)
Local Promoter Fees and Local Revenue
Promoter Fees	$1,339,250	$200,000	570%
Ticket Sales	647,682	620,319	4%
Registration Fees	210,917	176,265	20%
Beach Club	-	260,580	(100%)
Suites	218,750	119,821	83%
Foods and Beverages	63,654	64,237	(1%)
	$2,480,253	$1,441,222	72%

	2006	2005	Percentage Increase/ (Decrease)
Other Miscellaneous Revenue
Trademark Licensing	$600,720	$396,806	51%
Merchandising	113,198	108,948	4%
Grassroots Marketing	185,638	120,680	54%
International Television Licensing	124,919	37,143	236%
Other	-	119,712	(100%)
	$1,024,475	$783,289	31%

Local-related revenue in 2006 increased $1.0 million primarily as a result of increases in local promoter fees. Local promoter fees for 2006 increased because we entered agreements with eight event promoters, compared to one in 2005, pursuant to which the promoter paid AVP a fee for the right to exploit local revenue, including ticket sales, local sponsorships, parking, and concessions. The event promoters also paid for specified event expenses, such as the stadium, sand, various operational costs (e.g., hotel accommodations, certain event personnel, and security), event permits, and/or marketing costs. For 2007, we expect to have agreements with event promoters for 10 cities. In lieu of fixed promoter fees, the promoter agreements will generally be structured as a revenue-share in which the event promoter pays for specified event expenses as described above, and the parties share revenue on a 50-50 basis after recoupment of such event expenses. In 2006, we eliminated Beach Club packages and increased the amount of reserved and general seating at each event. We also included corporate/luxury suites at all 2006 events. The average local promoter fees and local revenue per event for 2006 and 2005 were $0.16 million and $0.10 million, respectively.

The 31% or $0.2 million increase in miscellaneous revenue primarily reflects increases in trademark licensing revenue in connection with volleyball and volleyball net sales, sale of AVP branded apparel for sale at AVP events and online, licensing agreements with Speedo for AVP-SPEEDO co-branded apparel and with Crocs, Inc. for AVP branded footwear, an increase in international television licensing revenue, and an increase in AVPNext revenue, which offset the absence of radio ad sales and site fees in 2006.

Event Costs

Event costs primarily include the direct costs of producing an event, costs related to the airing of events on network television, and the cost of servicing our sponsors. Event costs are recognized on an event-by-event basis and event costs billed and/or paid prior to their respective events are recorded as prepaid event costs and expensed at the time the event occurs.

Summary Costs			% of Revenue		Decrease in % of Revenue
	2006	2005	2006	2005	2006 vs. 2005

Event Costs	$14,665,430	$11,800,710	68%	76%	(8%)

Event costs in 2006 increased 24% or $2.9 million, primarily as a result of increases in the number of events from 14 to 16 events and in the size and scope of events to accommodate and entertain a larger fan base, including a larger stadium. The increase in prize money of $0.5 million reflects the annual increase provided in the 2004 exclusive player agreement. The increase in TV airtime and TV productions costs of $0.6 million reflects an increase in the number of events as compared to 2005. We negotiated an agreement with Fox Broadcasting Company (FBC) pursuant to which FBC agreed to broadcast two events in 2006 and take equity in AVP rather than AVP pay cash for the network broadcast time and related production services of the two events. Stadium costs increased as a result of AVP using an enhanced stadium for its 2006 events, which included additional seating as well as corporate suites at all events. The increase in sponsorship costs is the result of signing new sponsors and adding a hospitality sponsorship that obligated AVP to enhance the VIP sections of the event site. Despite the increase in total event costs, event costs as a percentage of revenue decreased 8% to 68% in 2006, resulting from our increased use of local event promoters.

Gross Profit

Gross Profit
	2006	2005
Revenue	$21,472,080	$15,581,282
Event Costs	14,665,430	11,800,710
Gross Profit	$6,806,650	$3,780,572
Gross Profit %	32%	24%

AVP’s gross profit margin for 2006 was 32% compared to 24% for 2005. The increase in the gross profit margin resulted from increases in sponsorship/advertising revenue and the use of local event promoters, partially offset by increases in prize money, television costs, stadium costs and sponsorship costs.

Operating Expenses

Summary Costs			% of Revenue		Decrease in % of Revenue
	2006	2005	2006	2005	2006 vs. 2005

Administrative	$4,451,576	$10,528,296	21%	68%	(47%)
Sales and Marketing	2,959,216	2,159,603	14%	14%	0%

Total Costs	$7,410,792	$12,687,899	35%	82%	(47%)

The 58% decrease in administrative costs was primarily due to a decrease of $5.3 million in consulting expense valued under SFAS 123R for warrants granted in 2005, a decrease in SEC compliance costs of $0.3 million, and a decrease in legal and accounting fees of $0.5 million.

The increase in sales and marketing costs primarily reflects the hiring of a Chief Revenue Officer and other marketing personnel as well as an increase in commission expense paid to external sales agents. Other factors contributing to the increase in marketing expenditures included logo design cost as a result of a new title sponsor for the AVP tour (Crocs), as well as youth initiatives to grow the sport of volleyball and holding of an inaugural high performance camp to recruit top college volleyball players to compete on the tour. These increases were partially offset by a reduction in amortization of commissions owed to a related party, Management Plus Enterprises, Inc. (“MPE”), for sponsorship sales services provided in 2001 and 2002, which was fully amortized in 2005.

Depreciation and Amortization Expense			Percentage Increase
	2006	2005	(Decrease)

Depreciation Expense	$178,219	$164,148	9%
Amortization Expense	6,073	261,382	(98%)
	$184,292	$425,530	(57%)

The increase in depreciation expense resulted from an increase in depreciable assets, including information technology equipment and transportation equipment (e.g., truck, flat bed trailer).

Amortization expense decreased due to the MPE sponsorship sales service contract being fully amortized in 2005.

Other Income (Expenses)

	2006	2005	Percentage Increase (Decrease)
Interest Expense	$(23,659)	$(167,859)	(86%)
Interest Income	181,003	112,030	62%
Derivative financial instrument gain	111,042	-	-
Total	$268,386	$(55,829)	(581%)

Interest expense in 2006 decreased due to repayment of short-term debt to MPE, AEG, Major League Volleyball, Inc. (“MLV”), and bridge financing from the Merger.

The increase in interest income reflects additional interest earned on higher cash balance realized from the private placement consummated in May and June 2006.

For the year ended December 31, 2006, we recorded a gain of $0.1 million associated with the fair value adjustment of the warrants issued in connection with the May and June 2006 Financing. Pursuant to the May and June 2006 Financing, we sold 6,470,590 shares of common stock and five-year warrants to purchase 1,294,118 shares of common stock at a price of $1.00 per share, to accredited investors. Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19), the fair value of the warrants issued under the May and June 2006 Financing was originally recorded as a liability due to the requirement to net-cash settle the transaction in the event that the shares underlying the warrant were not registered for sale. Pursuant to the warrant agreement, the warrant holder was entitled to liquidated damages, payable in cash, of 1% of the gross proceeds per month ($55,000) should the Company fail to achieve effectiveness of the registration statement. The warrants were considered a derivative financial instrument with a value of $0.9 million, and they were later reclassified as equity on the date the registration statement became effective. On the effective date, the warrants had a value of $0.8 million, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 90% and a risk free interest rate of 5.10%.

Operating Loss and Net Loss

Operating Loss and Net Loss			% of Revenue
	2006	2005	2006	2005
Operating Loss	$(604,142)	$(8,907,327)	(3)%	(57)%
Net Loss	$(336,556)	$(8,963,956)	(2)%	(58)%

The improvement in operating loss primarily reflects an increase of $4.7 million increase in sponsorship/advertising revenue, an increase of $1.0 million in local promoter fees, a decrease in warrant expense of $5.4 million, and a decrease in accounting and legal fees of $0.5 million, which offset increases in total event costs (including increases in prize money, television costs, and stadium costs) and salary and sales and marketing costs. Included in net income is a derivative financial instrument gain for 2006 of $0.1 million, compared to $0 for 2005.

Net income for the year ended December 31, 2006 would have been $0.1 million compared to net loss of $(3.3) million for the year ended December 31, 2005 if warrant expense, the contra-revenue expense resulting from the issue of warrants to the title sponsor of the AVP tour, and the gain on warrant derivative were excluded from net income.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

	December 31, 2006	December 31, 2005	Increase
Cash and cash equivalents	$5,052,636	$1,143,345	$3,909,291

Percentage of total assets	58%	43%

	2006	2005	Increase
Cash flows used in operating activities	$(710,700)	$(2,137,747)	$1,427,047
Cash flows provided by (used in) investing activities	199,245	(264,531)	463,776
Cash flows provided by financing activities	4,420,746	2,913,690	1,507,056

As of December 31, 2006, our primary source of liquidity is comprised of $5.1 million of cash and cash equivalents.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year and cash flow provided by financing activities.  We have generated significant cash flows from the issuance of our common stock through private placement which are described in more detail below in “Cash Flows Provided by Financing Activities.”

We believe that we have sufficient working capital ($5.6 million at December 31, 2006) to finance our operational requirements for at least the next 12 months, including purchases of equipment and the addition of two more events for the 2007 tour season.

The decrease in cash flows used in operating activities for the 2006 is primarily due to the reduction in net loss to $(0.3) million in 2006 from $(9.0) million in 2005. Working capital, consisting of current assets less current liabilities, was $5.6 million at December 31, 2006 and $(1.2) million at December 31, 2005. During the second quarter of 2006, we completed a private placement of common stock and warrants which generated proceeds of $5.5 million. Consequently, at December 31, 2006, we had $5.1 million of cash. The negative working capital at December 31, 2005 resulted from increased accounts payable and accrued expenses related to the Merger and the delayed effectiveness of the registration statement.

At December 31, 2006 and 2005, accounts receivable had increased $2.2 million and decreased $0.1 million, respectively, as compared to December 31, 2005 and 2004, respectively. We expect to collect substantially all of the outstanding receivables by the end of the first quarter of 2007. At December 31, 2006 and 2005, deferred revenues had increased $0.9 million and decreased $0.3 million as compared to December 31, 2005 and 2004, respectively. Deferred revenues are recorded as AVP collects revenues prior to holding certain events.

Capital expenditures for 2006 and 2005 were $0.3 million and $0.4 million, respectively. During the year ended December 31, 2006, AVP purchased a scoreboard, a truck, and a trailer in preparation for the 2006 tour season, as well as computer equipment. During 2005, AVP purchased information technology equipment, activation equipment, banners, and flags.

Cash flows provided by financing activities for 2006 and 2005 were $4.4 million and $2.9 million, respectively. During the second quarter of 2006, we completed a private placement of common stock and warrants which generated net proceeds of $5.0 million, net of offering costs of $0.5 million. In February 2006, AVP paid the remaining principal amount due on the promissory note to MPE with whom Leonard Armato, the Chief Executive Officer and Chairman of the Board of Directors of the Company, was affiliated. This note constituted the purchase price delivered by AVP to MPE for the interests in MPE Sales, LLC in connection with sponsorship sales services previously provided by MPE to the Association. In November 2006, AVP paid the final installment due on the promissory note to MLV. In 2005, upon consummation of the Units Offering on February 28, 2005, AVP realized proceeds of $4.2 million, net of offering costs of $0.8 million. Also, in 2005, AVP repaid $1.0 million on the promissory note to MPE, $0.1 million on the promissory note to MLV, and $0.2 million to holders of the bridge financing notes.

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

In February 2006, we entered a production and distribution agreement with Fox Broadcasting Company (“FBC”) in connection with two events. Under the agreement, FBC telecast the finals of two 2006 AVP tournaments throughout the U.S., its territories, and possessions. In consideration for its services valued at $1,000,000, FBC received 666,667 shares of Common Stock, par value $0.001 per share, of AVP.

On April 20, 2006, the Board of Directors approved fees for outside directors for their services. The fees are to be paid in common stock until AVP is cash flow positive and/or reaches profitability. For the year ended December 31, 2006, AVP issued 55,905 common stock shares to directors for services rendered.

CRITICAL ACCOUNTING POLICIES

Revenue and Expense Recognition

The majority of AVP’s revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes national sponsorship/advertising revenue and activation fees during the tour season, as the events occur and collection is reasonably assured, in the proportion that prize money for an event bears to total prize money for the season. Cash collected before the related events is recorded as deferred revenue. Event costs are recognized on an event-by-event basis. Event costs billed and/or paid before the related events are recorded as deferred costs and expensed at the time the event occurs.

AVP also derives additional revenue from local sponsorships/advertising, promoter fees, event ticket sales, concession rights, event merchandising, and licensing. Revenues and expenses from the foregoing ancillary activities are recognized on an event-by-event basis as the revenues are realized and collection is reasonably assured. Licensing revenue is recognized as royalties are earned and collection is reasonably assured.

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

Recently Issued Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments,” which is an amendment of SFAS No. 133 and 140.  SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host), if the holder elects to account for the whole instrument on a fair value basis.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have any impact on AVP's financial position or results of operations.

In March 2006, the FASB issued SFAS No.156, “Accounting for Servicing of Financial Assets - an Amendment of SFAS No.140”. SFAS 156 amends SFAS 140 to clarify the accounting for servicing assets and servicing liabilities. Among other provisions, the new accounting standard requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 is effective for the fiscal periods beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the EITF reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” ( EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 is not expected to have a material impact on the financial position, results of operations or cash flows of AVP.

In July 2006, FASB issued FASB Interpretation No. 48 ( FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 157 on the Company’s financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of SFAS No. 87, 88, 106, and 132R. This new standard requires an employer to: (a)  recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. Statement 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for the Company’s fiscal year ending October 31, 2007. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measure at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reporting in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company currently does not believe SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(C) of Regulation S-B.

ITEM 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AVP, Inc.

We have audited the accompanying consolidated balance sheets of AVP, Inc. and subsidiary (AVP) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of AVP’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AVP as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

Mayer Hoffman McCann P.C.
Los Angeles, California
March 28, 2007

AVP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,052,636	$1,143,345
Accounts receivable, net of allowance for doubtful accounts of $25,193 and $49,232	2,653,473	484,770
Prepaid expenses	242,007	158,054
Other current assets - current portion	301,477	145,768
TOTAL CURRENT ASSETS	8,249,593	1,931,937

PROPERTY AND EQUIPMENT, net	340,054	288,409

OTHER ASSETS	105,373	455,192

TOTAL ASSETS	$8,695,020	$2,675,538

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Notes payable	$-	$600,071
Accounts payable	529,331	711,303
Accrued expenses	1,049,439	1,702,424
Deferred revenue	1,056,960	116,000
TOTAL CURRENT LIABILITIES	2,635,730	3,129,798

NON-CURRENT LIABILITIES	190,766	150,000

TOTAL LIABILITIES	2,826,496	3,279,798

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, 2,000,000 shares authorized:
Series A convertible preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Series B convertible preferred stock, $.001 par value, 250,000 shares authorized, 69,548 and 94,488 shares issued and outstanding	70	94
Common stock, $.001 par value, 80,000,000 shares authorized, 19,751,838 and 11,669,931 shares issued and outstanding	19,752	11,670
Additional paid-in capital	39,077,065	32,183,810
Accumulated deficit	(33,228,363)	(32,799,834)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	5,868,524	(604,260)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$8,695,020	$2,675,538

See notes to consolidated financial statements

AVP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005
REVENUE
Sponsorships/Advertising (1)	$17,388,458	$12,718,471
Other	4,083,622	2,862,811
TOTAL REVENUE	21,472,080	15,581,282

EVENT COSTS (2)	14,665,430	11,800,710
GROSS PROFIT	6,806,650	3,780,572

OPERATING EXPENSES
Sales and Marketing (3)	2,959,216	2,159,603
Administrative (4)	4,451,576	10,528,296
TOTAL OPERATING EXPENSES	7,410,792	12,687,899

OPERATING LOSS	(604,142)	(8,907,327)

OTHER INCOME (EXPENSE)
Interest expense	(23,659)	(167,859)
Interest income	181,003	112,030
Gain on warrant derivative	111,042	-
TOTAL OTHER INCOME (EXPENSE)	268,386	(55,829)

LOSS BEFORE INCOME TAXES	(335,756)	(8,963,156)

INCOME TAXES	(800)	(800)

NET LOSS	(336,556)	(8,963,956)

Deemed Dividend to Series B Preferred Stock Shareholders	91,973	-
Net Loss Available to Common Shareholder	$(428,529)	$(8,963,956)

Loss per common share:
Basic	$(0.03)	$(1.03)
Diluted	$(0.03)	$(1.03)

Shares used in computing loss per share:
Basic	16,918,490	8,681,388
Diluted	16,918,490	8,681,388

(1) Sponsorship/Advertising includes $252,842 and $0 in stock based contra-revenue for the years ended December 31, 2006 and 2005, respectively.

(2) Event costs include stock based expenses of $1,000,000 and $0 for the years ended December 31, 2006 and 2005, respectively.

(3) Sales and marketing expenses include stock based expenses of $119,942 and $0 for the years ended December 31, 2006 and 2005, respectively.

(4) Administrative expenses include stock based expenses of $293,190 and $5,640,132 for the years ended December 31, 2006 and 2005, respectively.

See notes to consolidated financial statements

AVP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2004	-	$-	-	$-	2,973,861	$2,974	$16,118,266	(23,835,878)	$(7,714,638)
Merger of AVP, Inc. into the Association (“the reverse merger”)	-	-	-	-	2,251,474	2,251	(954,175)	-	(951,924)
Conversion of 10% convertible notes payable	-	-	-	-	1,707,683	1,708	2,288,640	-	2,290,348
Conversion of Series A redeemable preferred stock	-	-	-	-	2,317,188	2,317	3,655,283	-	3,657,600
Private placement units (net of offering costs of $753,038)	-	-	147,364	147	-	-	4,246,876	-	4,247,023
Conversion of Series B Preferred Stock to common stock	-	-	(52,876)	(53)	1,284,877	1,285	(1,232)	-	-
Payment of accrued registration penalty in common stock	-	-	-	-	5,587	6	7,816	-	7,822
Conversion of AEG note payable to common stock	-	-	-	-	1,129,261	1,129	1,182,204	-	1,183,333
Compensation expense from issuance of warrants	-	-	-	-	-	-	5,640,132	-	5,640,132
Net loss	-	-	-	-	-	-	-	(8,963,956)	(8,963,956)
Balance, December 31, 2005	-	-	94,488	94	11,669,931	11,670	32,183,810	(32,799,834)	(604,260)
Conversion of Series B Preferred Stock to common stock	-	-	(24,940)	(24)	624,464	624	(600)	-	-
Payment of accrued registration penalty in common stock	-	-	-	-	667	1	934	-	935
Issuance of common stock to Fox Broadcasting Company for services	-	-	-	-	666,667	667	999,333	-	1,000,000
Issuance of common stock to sales agent for services	-	-	-	-	250,000	250	199,750	-	200,000
Issuance of warrants to sales agent for services	-	-	-	-	-	-	152,598	-	152,598
Contra-revenue from issuance of warrants to national sponsor	-	-	-	-	-	-	252,842	-	252,842
Value of modification of non-employee warrants	-	-	-	-	-	-	99,379	-	99,379
Private placement units (net of offering costs of $466,000)	-	-	-	-	6,470,590	6,470	5,027,532	-	5,034,002
Warrants derivative liability from private placement unit	-	-	-	-	-	-	(875,513)	-	(875,513)
Change in value of warrant derivative financial instrument	-	-	-	-	-	-	764,471	-	764,471
Cashless exercise of non-employee options	-	-	-	-	13,614	14	(14)	-	-
Deemed dividend from issuance of warrants	-	-	-	-	-	-	91,973	(91,973)	-
Issuance of warrants to broker-dealer for services	-	-	-	-	-	-	93,135	-	93,135
Expenses from issuance of employee options	-	-	-	-	-	-	53,491	-	53,491
Issuance of common stock to Board of Directors for services	-	-	-	-	55,905	56	47,129	-	47,185
Rescission of player options	-	-	-	-	-	-	(13,185)	-	(13,185)
Net loss	-	-	-	-	-	-	-	(336,556)	(336,556)
Balance, December 31, 2006	-	$-	69,548	$70	19,751,838	$19,752	$39,077,065	$(33,228,363)	$5,868,524

See notes to consolidated financial statements

AVP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(336,556)	$(8,963,956)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	178,219	164,148
Loss on impairment of property and equipment	48,820	119,277
Stock based event costs	1,000,000	-
Interest income on investment in sales-type lease	(47,297)	(39,596)
Bad debt expense	-	39,232
Amortization of deferred commissions	119,942	253,339
Other amortization	6,073	8,043
Gain on property and equipment	(9,864)	-
Compensation from issuance of common stock	47,185	-
Contra-revenue from the issuance of warrants	252,842	-
Compensation from issuance of stock options and warrants	246,005	5,640,132
Change in fair value of derivative financial instrument	(111,042)	-
Decrease (increase) in operating assets:
Accounts receivable	(2,168,703)	125,135
Prepaid expenses	(83,953)	(131,448)
Other assets	(75)	(3,946)
Increase (decrease) in operating liabilities:
Accounts payable	(181,972)	396,504
Accrued expenses	(536,284)	539,439
Deferred revenue	865,960	(284,050)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(710,700)	(2,137,747)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Investment in property and equipment	(288,485)	(370,131)
Proceeds from investment in sales-type lease	468,065	105,600
Proceeds from disposal of property and equipment	19,665	-
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	199,245	(264,531)

See notes to consolidated financial statements

AVP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

	Year Ended December 31,
	2006	2005
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from sale of capital stock	$5,500,002	$5,000,061
Offering costs	(466,000)	(753,038)
Debt repayments	(600,071)	(1,333,333)
Payment for rescission of player options	(13,185)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,420,746	2,913,690
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,909,291	511,412
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,143,345	631,933
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,052,636	$1,143,345

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$124,332	$86,159
Income taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING INFORMATION

Net liabilities assumed in merger
Cash	$-	$4,217
Accounts payable	-	(261,857)
Accrued expenses	-	(173,934)
	$-	$(431,574)

Conversion of Association redeemable preferred stock into common stock	$-	$3,657,600

Conversion of 10% convertible notes payable into common stock	$-	$2,290,348

Conversion of AEG note payable to common stock	$-	$1,183,333

Conversion of Series B preferred stock into common stock	$624	$-

Payment of accrued registration penalty in common stock	$935	$7,822

Asset assumed through lease termination	$141,551	$-

Issuance of common stock to sales agent for services	$200,000	$-

Issuance of warrant to sales agent for services	$152,598	$-

Cashless exercise of warrant	$14	$-

See notes to consolidated financial statements

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

AVP, Inc. (AVP), domesticated in Delaware on August 6, 1990, is the sole stockholder of AVP Pro Beach Volleyball Tour, Inc. f/k/a Association of Volleyball Professionals, Inc., a Delaware corporation (the “Association”), which is the sole nationally recognized men’s and women’s U.S. professional beach volleyball tour. AVP conducts professional beach volleyball activities in the United States, including tournaments, sponsorships sales, broadcast rights, licensing and trademark agreements, sales of food, beverage, and merchandise at tournaments, player contracts and other associated activities.

2. MERGER

On February 28, 2005, upon filing a certificate of merger with the Delaware Secretary of State, a wholly owned subsidiary of AVP named Othnet Merger Sub, Inc., a Delaware corporation, and the Association of Volleyball Professionals, Inc. (the “Association”) consummated a merger (“Merger”) pursuant to an Agreement and Plan of Merger (“Merger Agreement”) dated as of June 29, 2004, as amended. As a result of the Merger, the Association, which survived the Merger, became AVP’s wholly owned subsidiary, and AVP issued common stock to Association stockholders.

In the second half of 2004, AVP issued $2,360,000 principal amount of 10% convertible notes and, as required by the Merger Agreement, loaned $2,000,000 of the proceeds of the notes to the Association (the notes were issued in units that included common stock and common stock purchase warrants) (the “Bridge Financing”). It was a condition to the closing of the Merger, among other things, that at least $2,000,000 principal amount of the notes (and accrued interest) be converted into common stock. Another condition was the closing of a private placement of units of Series B Convertible Preferred Stock and common stock purchase warrants, gross proceeds of which was $5,000,061 (the “February 2005 Financing”), concurrently with the Merger closing.

At the time of the Merger, each share of Series B preferred stock was convertible into 24.3 shares of AVP common stock. Pursuant to Securities Purchase Agreements dated May 4, 2006 and June 9, 2006, AVP sold an aggregate of 6,470,590 shares of common stock and five-year warrants to purchase 1,294,118 shares of common stock at an exercise price of $1.00 per share (“May and June 2006 Financing”). As a result of the May and June 2006 Financing, the conversion rate of the outstanding Series B Convertible Preferred Stock increased from 24.3 to 27.87, in accordance with the anti-dilution provision from the February 2005 Financing. Each share of Series B preferred stock carries the number of votes that equals the number of shares into which it is convertible.

In accordance with the Merger, the outstanding shares of the Association’s common stock were converted into 2,973,861 shares of AVP common stock. The Association also had outstanding options and warrants that, as a result of the Merger, now represent the right to purchase 8,842,839 shares of AVP common stock.

As part of the Merger, National Broadcasting Company (NBC) and Fox Broadcasting Company (Fox) converted 3,442,161 shares of redeemable preferred stock (948,627 and 2,493,534 shares of NBC and Fox, respectively) into 2,317,188 shares of AVP common stock, and both television networks waived their put rights on their redeemable Series A preferred stock that AVP previously issued to them. In addition, as part of the Merger, holders of Bridge Financing convertible notes converted $2.1 million of principal plus accrued interest into 1,707,683 shares of AVP common stock.

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

Upon consummation of the Merger and the February 2005 Financing, the Association’s former stockholders held common stock entitling them to cast 58.22% of votes entitled to be cast at an election of AVP directors; the Association’s executive officers became AVP’s executive officers; and Association designees constituted a majority of the Board of Directors.

Because AVP was a publicly traded shell corporation at the time of the Merger, the transaction was accounted for as a capital transaction—for accounting purposes, the equivalent of the Association’s issuing stock for AVP’s net assets, accompanied by a recapitalization of the Association. The accounting is identical to that resulting from a reverse acquisition, except that there are no adjustments to the historical carrying values of the assets and liabilities of AVP.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The company previously recorded promoter fees of $0.2 million in 2005 in Sponsorship/advertising in the consolidated statement of operations. These fees are now reflected in other revenue. In addition, costs of $0.3 million for servicing our sponsors were previously reflected in operating expenses in the consolidated statement of operations. These costs are now included in event costs. These reclassifications had no overall impact on the Company’s previously reported net income.

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

Revenue and Expense Recognition

The majority of AVP’s revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes national sponsorship/advertising revenue and activation fees during the tour season, as the events occur and collection is reasonably assured, in the proportion that prize money for an event bears to total prize money for the season. Cash collected before the related events is recorded as deferred revenue. Event costs are recognized on an event-by-event basis. Event costs billed and/or paid before the related events are recorded as deferred costs and expensed at the time the event occurs.

AVP derives additional revenue from local sponsorships/advertising, promoter fees, event ticket sales, concession rights, event merchandising, and licensing. Revenues and expenses from the foregoing ancillary activities are recognized on an event-by-event basis as the revenues are realized and collection is reasonably assured. Licensing revenue is recognized as royalties are earned and collection is reasonably assured.

Fair Value of Financial Instruments

AVP considers the recorded carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and notes payable to approximate their respective fair values because of the short maturities of these instruments.

Cash and Cash Equivalents

Cash equivalent consists primarily of cash, money market account, and marketable securities with an initial term of less than three months.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable consist primarily of amounts due from sponsors and licensees for sponsorship fees and royalties, respectively. Such amounts are billed when due under the terms of the respective sponsorship agreements, or, in the case of royalties, when earned. AVP performs ongoing credit evaluations of its customers and extends credit without requiring collateral. AVP does not accrue finance or interest charges on outstanding receivable balances. Accounts receivable are carried at outstanding principal less any allowance for doubtful accounts. The Company writes off uncollectible receivables against the allowance for doubtful accounts when the likelihood of collection is remote. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts, based on the history of past write-offs, collections, and current credit condition. The allowance for doubtful accounts was $25,193 and $49,232 as of December 31, 2006 and 2005, respectively.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject AVP to a concentration of credit risk consist principally of accounts receivable and uninsured cash deposits. AVP places its cash deposits with what management believes are high-credit quality financial institutions. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000. Concentrations of credit risk with respect to accounts receivable are present due to the small number of customers comprising the Company’s customer base. However, the credit risk is reduced through the Company’s efforts to monitor its exposure for credit losses and by maintaining allowances, if necessary. Three sponsors accounted for approximately 35% of the Company’s total revenue during 2006 and two sponsors accounted for approximately 27% of the Company’s total revenue during 2005. At December 31, 2006 and 2005, three sponsors accounted for approximately 72% and 48% of the Company’s outstanding accounts receivable balance, respectively.

Depreciation and Amortization

Depreciation and amortization of property and equipment are provided for using the straight-line method over the estimated useful lives of the assets as follows:

Assets	Useful Lives
Furniture and equipment	3 years
Transportation equipment	3 years

Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

Long-Lived Assets

In accordance with SFAS No. 144, when facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the estimated undiscounted future cash flows. If the estimated undiscounted future cash flows are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. In addition, the remaining estimated useful life or amortization period for the impaired asset would be reassessed and revised if necessary. During 2006 and 2005, AVP recognized an impairment loss of $48,820 and $119,277 for property and equipment that was impaired and no longer used in operations since the event for which such property and equipment were used did not renew for 2007 and 2006, respectively.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Bartering Transactions

AVP barters advertising for products and services. Revenue and related expenses from barter transactions are recorded at fair value in accordance with EITF 99-17, Accounting for Advertising Barter Transactions. Revenue from barter transactions is recognized in accordance with AVP’s revenue recognition policies. Expenses for barter transactions are generally recognized as incurred.

Comprehensive Income

Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under U.S. generally accepted accounting principles, are excluded from net income (loss). Such items consist primarily of unrealized gains and losses on marketable equity securities and foreign translation gains and losses. AVP has not had any such items in the prior two years and, consequently, net loss and comprehensive loss are the same.

Advertising

AVP advertises primarily through radio and print media for each specific event. Most of AVP’s advertising is event specific. AVP’s policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $568,539 in 2006 and $675,277 in 2005.

Income Taxes

AVP accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred taxes to the amount that is more likely than not to be realized.

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R). Prior to January 1, 2006, the Company had accounted for stock-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion 25 and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB 25, no compensation expense was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Under the modified prospective method of SFAS No. 123(R), compensation expense was recognized during the year ended December 31, 2006 and includes compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  The Company’s financial results prior to December 31, 2005 were not restated.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)

AVP adopted SFAS No. 148 effective for the year ended December 31, 2002, and has accounted for its stock-based compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, until January 2006, at which time AVP adopted SFAS No. 123(R). Under APB 25, compensation expense is recognized over the vesting period based on the excess of the fair market value over the exercise price on the grant date. The reported net income and net income per share for the year ended December 31, 2005 do not reflect the impact of the adoption of SFAS No. 123(R). If AVP had elected to recognize compensation expense based upon the fair value at the grant date for awards under its stock-based compensation plans consistent with the methodology prescribed by SFAS No. 123, AVP’s net loss for the year ended December 31, 2005 would increase to the following pro forma amounts:

Year Ended December 31,
2005
Net loss applicable to common stockholders, as reported	$(8,963,956)

Less stock based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(4,686,689)
Pro forma net loss	$(13,650,645)
Basic and diluted loss per share of common stock:
As reported	$(1.03)
Pro forma	$(1.57)

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005
Risk-free interest rate	4.66 - 5.30%	3.66 - 4.37%
Expected life	4 to 10 years	4 to 10 years
Expected volatility	83 - 95%	100%
Expected forfeiture rate	0%	0%
Expected dividend yield	0%	0%

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)

As a result of adopting SFAS No. 123(R), during the year ended December 31, 2006, the Company’s net loss is $53,491 greater than if it had continued to account for stock based compensation under APB 25 as it did for the year ended December 31, 2005. Basic earnings per share for the year ended December 31, 2006 would have been ($0.02) if the Company had not adopted SFAS No. 123(R), compared to basic earnings per share of ($0.03). The adoption of SFAS No. 123 had no significant impact on the Company’s cash flows.

Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123(R), the Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted from historical data on employee exercises is not yet determinable. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. As of December 31, 2006, the Company had approximately $129,005 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.67 years.

Recently Issued Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments,” which is an amendment of SFAS No. 133 and 140.  SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host), if the holder elects to account for the whole instrument on a fair value basis.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have any impact on AVP’s financial position or results of operations.

In March 2006, the FASB issued SFAS No.156, “Accounting for Servicing of Financial Assets - an Amendment of SFAS No.140”. SFAS 156 amends SFAS 140 to clarify the accounting for servicing assets and servicing liabilities. Among other provisions, the new accounting standard requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 is effective for the fiscal periods beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the EITF reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” ( EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 is not expected to have a material impact on the financial position, results of operations or cash flows of AVP.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards (Continued)

In July 2006, FASB issued FASB Interpretation No. 48 ( FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

On September 29, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of SFAS No. 87, 88, 106, and 132R. This new standard requires an employer to: (a)  recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. Statement 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for the Company’s fiscal year ending October 31, 2007. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measure at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reporting in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company currently does not believe SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows.

Net Loss per Basic and Diluted Share of Common Stock

Basic earnings (loss) per share is calculated using the average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the “treasury stock” method.

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

	Year Ended December 31,
	2006	2005
Options and Warrants	18,295,026	15,482,688
Series B Preferred Stock	1,938,303	2,296,060
Total	20,233,329	17,778,748

4. RESCISSION OFFER

Options granted in 2004 to AVP players under AVP’s 2002 Stock Option Plan were not exempt from registration or qualification under federal and state securities laws, and AVP did not obtain the required registrations or qualifications. As a result, AVP commenced a rescission offer to the holders of these options on August 9, 2006. On September 8, 2006, the rescission offer expired. Several players accepted the offer totaling approximately $20,000, including interest expense. AVP may continue to be liable under federal and state securities laws for amounts with respect to which the rescission offer is not accepted.

5. DEFERRED COMMISSION - RELATED PARTY

On April 6, 2003, AVP acquired from Management Plus Enterprises, Inc. (MPE), a corporation owned by an officer, director and stockholder, the ownership interests to MPE Sales, LLC, whose only asset was the right to receive certain commissions that MPE was entitled to receive under a sponsorship sales agreement between the Association and MPE. The aggregate cost of acquiring the rights of $1,366,737 was charged to operations over the term of the related sponsorship agreements and projected revenues thereunder. The deferred commissions were fully amortized as of December 31, 2005.

Deferred commissions charged to operations aggregated $0 in 2006 and $253,339 in 2005.

6. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 consists of:

Cost	2006	2005
Furniture and equipment	$517,643	$395,415
Transportation equipment	97,867	49,836
Leasehold improvements	23,704	23,704
Total cost	639,214	468,955

Less accumulated depreciation and
amortization	(299,160)	(180,546)
Net property and equipment	$340,054	$288,409

Depreciation and amortization expense charged to operations was $178,219 in 2006 and $164,148 in 2005.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INVESTMENT IN SALES-TYPE LEASE

In 2001, AVP leased furniture and equipment associated with a former office facility to a third party in a lease classified as a sales-type lease. The unearned lease income was amortized to income over the lease term, using the effective interest method. The sales-type lease was terminated on December 31, 2006, and the leased assets were returned to AVP. AVP plans on selling these assets within twelve months. An appraisal of the assets projected the market value of the property to be approximately $150,000. Pursuant to SFAS No. 13 “Accounting for Leases”, the termination of the lease was accounted by removing the investment and recording the asset at the lower of its original cost, present fair value, or carrying amount. Upon termination of the lease, AVP recorded the assets at its carrying amount of $141,551. Since the assets are available for immediate sale, and AVP expect to complete such sale within a year, such personal properties have been classified as “Assets held for sale” in accordance with SFAS 144. No depreciation on the assets was recorded. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” states long-lived assets classified as held for sale should be recorded at the lower of its carrying amount or fair value less cost to sell and to cease depreciation (amortization).

8. NOTES PAYABLE

Notes payable consist of the following:
	2006	2005
Related party note dated April 2003, payable in installments through January 2006 plus interest at 3.75% per annum. The related party agreed to defer the payments due August 2003, January 2004, and August 2004, aggregating to $700,000, until February 2005. In connection with the merger, the related party agreed to defer payments due August 2005 and January 2006 aggregating $416,737, until February 28, 2006. The outstanding balance was paid on March 1, 2006.	$-	$416,737

Convertible note dated July 2003 payable to a former stockholder in annual installments of $183,333, plus interest at 5% per annum, through November 2006. Beginning November 2004, the note holder may exchange the unpaid principal and any unpaid interest for shares of Common Stock of AVP at a per share price equal to the per share price paid to AVP under AVP’s most recent round of equity financing. The borrowings are collateralized by AVP’s accounts receivable and property and equipment. The outstanding balance was paid on November 20, 2006.	-	183,334

Total Notes Payable	$-	$600,071

9. RELATED PARTY TRANSACTIONS

During 2004, in connection with the Bridge Financing, the Association issued debentures aggregating $2,000,000 to Othnet, with whom the Association had entered into a merger agreement. The convertible promissory note holders had the right to convert the principal amount of the note and accrued interest, based on a conversion price of the lower of $5.60 per share of common stock or 85% of the offering price in the next round of financing of Othnet common stock, as defined in the convertible promissory note. As part of the consummated merger, on February 28, 2005, $2.1 million of the $2.36 million convertible promissory notes and accrued interest were converted into common stock.

In April 2003, AVP issued a $1,366,737 promissory note to MPE with whom Leonard Armato, the Chief Executive Officer and Chairman of the Board of Directors of the Company was affiliated. This note constituted the purchase price delivered by AVP to MPE for the interests in MPE Sales, LLC. The debenture was payable in installments through January 2006 plus interest at a rate of 3.75% per annum. During 2006, $416,737 in principal was repaid under this obligation.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS (CONTINUED)

In 2004, AVP entered into a consulting agreement with a shareholder/member of AVP's Board of Directors to provide financial consulting services regarding AVP's operations and fund-raising efforts. He also participated in merger negotiations between the Association and AVP, as well as terms of financings with the broker dealer of the Units Offering. For his services, this non-management director received compensation equal to $150,000 in cash plus an additional 527,213 in warrants. Prior to 2004, this non-management director received 120,903 warrants for his service on our Board of Directors, and he received 126,811 warrants in 2005 as a result of the merger. AVP recognized consulting expense of $0 in 2006 and $50,000 in 2005. In 2006, this non-management director received 7,686 shares of AVP common stock as compensation for service on our Board of Directors.

In February 2005, AVP entered into a consulting agreement with Montecito Capital Partners, LLC (“Montecito”), a firm controlled by one of AVP’s former non-management directors. Under the terms of the agreement, Montecito provided various management consulting services to AVP, including, but not limited to strategic planning and marketing. The agreement obligated AVP to pay $20,000 per month to services through February 2006. Total consulting fees of $40,000 and $200,000 were charged to operations under this agreement during the years ended December 31, 2006 and 2005, respectively.

In February 2006, AVP entered into a production and distribution agreement with Fox Broadcasting Company (“FBC”) in connection with two events. Under the agreement, FBC had the exclusive right to telecast the finals of two 2006 AVP tournaments throughout the U.S., its territories, and possessions. In consideration for its services valued at $1,000,000, FBC received 666,667 shares of Common Stock, par value $0.001 per share, of AVP.

10. CAPITAL TRANSACTIONS

In February 2006, AVP entered into a production and distribution agreement with Fox Broadcasting Company (“FBC”) in connection with two events. Under the agreement, FBC had the exclusive right to telecast the finals of two 2006 AVP tournaments throughout the U.S., its territories, and possessions. In consideration for its services valued at $1,000,000, FBC received 666,667 shares of Common Stock, par value $0.001 per share, of AVP.

On March 24, 2006, AVP entered an agreement with Wall Street Communications Group, Inc. (“Sales Agent”) pursuant to which Sales Agent performed sales services for the AVP in connection with a sponsorship/advertising agreement with Crocs, Inc. (“Crocs”) which currently serves as title sponsor for the AVP tour. For his services, the Sales Agent received 250,000 shares of AVP common stock valued at $200,000 and a warrant to purchase up to 200,000 shares of AVP common stock. The exercise price of the warrant is $.80. On December 31, 2006, the warrants had a value of $152,598, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 3.3 years, estimated volatility of 83.88% and a risk free interest rate of 4.74%. For the year ended December 31, 2006, we expensed $65,399. The expiration date of the warrant is April 12, 2010 (4th anniversary of the signing of the Crocs Sponsorship/advertising Agreement).

On April 12, 2006, AVP entered a multi-year sponsorship/advertising agreement with Crocs, pursuant to which Crocs became the title sponsor of the AVP tour through the end of the 2008 AVP tour season (“Crocs Agreement”). In the Crocs Agreement, AVP agreed to issue warrants to purchase up to 1,000,000 shares of common stock of AVP. The vesting period is as follows: (i) 200,000 shares on April 12, 2006 and (ii) 200,000 shares on each January 15th for the years 2007 through 2010; however no shares shall be granted in 2008, 2009 or 2010 if Crocs reduces its sponsorship in 2008, or in either 2009 or 2010 if the Crocs Agreement is not extended beyond 2008 or in such earlier years if the Crocs Agreement is terminated by either party for breach prior to the final event of the 2008 AVP tour season. The exercise price of the warrant is $.80. The warrants were recorded with a value of $252,842, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 6 years, estimated volatility of 95% and a risk free interest rate of 4.92%.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. CAPITAL TRANSACTIONS (CONTINUED)

The fair value of the warrants was recorded through the Consolidated Statement of Operations as contra-revenue. For the year ended December 31, 2006, we recognized $252,842 related to these warrants. The expiration date of the warrant is April 12, 2012 (6th anniversary of the execution of the Agreement).

In April 2006, the Board of Directors of AVP agreed to extend the warrants included in the Bridge Financing, which were scheduled to expire in June 2006, for an additional 18-month period through December 2007. The warrants were recorded with a value of $99,379, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 1.7 years, estimated volatility of 90% and a risk free interest rate of 3.52%. For the year ended December 31, 2006, we expensed $99,379.

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

The Securities Purchase Agreements in the May and June 2006 Financing required AVP to file a re-sale registration statement within 10 business days from closing of the June 9, 2006 Securities Purchase Agreement and gives the investors rights of first negotiation regarding future issuances of common stock, subject to exceptions. The registration statement became effective on June 30, 2006.

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), the fair value of the warrants issued at the close of the May and June 2006 Financing has been reported as a liability due to the requirement to net-cash settle the transaction in the event that the shares underlying the warrant are not registered for sale. The warrant provides that the holder is entitled to liquidated damages, payable in cash, of 1% of the gross proceeds per month ($55,000) should the Company fail to achieve effectiveness of the registration statement. The warrants were recorded as a derivative financial instrument with a value of $875,513, and they were later reclassified as equity on the date the registration statement became effective. On the effective date, the warrants had a value of approximately $764,471, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 90% and a risk free interest rate of 5.10%. The change in fair value of the warrants was recorded through the Consolidated Statement of Operations as Other Income (Expense). For the year ended December 31, 2006, we recorded a gain of $111,042 associated with the fair value adjustment of the warrants.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. CAPITAL TRANSACTIONS (CONTINUTED)

As a result of the shares of common stock sold as part of the May and June 2006 Financing, the conversion rate of the outstanding Series B Convertible Preferred Stock increased from 24.3 to 27.87 in accordance with the anti-dilution provision from the February 2005 Financing. Each unit sold in the February 2005 Financing consisted of four shares of AVP’s Series B Preferred Stock (each Preferred Stock was originally convertible into 24.3 shares of common stock), and a five-year warrant to purchase up to 24.3 shares of the AVP’s common stock. In accordance with the February 2005 Financing anti-dilution provisions, the number of shares of common stock for which the warrants were exercisable was adjusted. The warrant agreement entitles Series B Preferred Stock holders to purchase 131,521 additional shares of common stock—for accounting purposes, the additional warrants were treated as a dividend. All outstanding shares of Series B Convertible Preferred Stock are now convertible into 27.87 shares of common stock.

In addition, as a result of the new shares sold in the May and June 2006 Financing, AVP also issued to Maxim, placement agent for the February 2005 Financing, a warrant to purchase 122,898 additional shares of common stock in accordance with its anti-dilution provision. The warrants were recorded with a value of $93,135, which was determined using the Black-Scholes valuation method. The fair value of the warrants was recorded through the Consolidated Statement of Operations as an administrative expense. For the year ended December 31, 2006, we expensed $93,135.

For the year ended December 31, 2006, 24,940 shares of Series “B” preferred stock were converted into 624,464 shares of AVP’s common stock pursuant to notices of conversions from various individual investors.

During the year ended December 31, 2006, AVP issued 13,614 shares of common stock pursuant to the cashless exercise of options for 20,195 shares of common stock. The exercise price of the options was $0.30 per share.

Warrants granted in the May and June 2006 Financing include an anti-dilution provision that could increase the number of shares of common stock underlying such warrants. The company has analyzed the anti-dilutive provision in the warrant agreements under EITF 00-19 and has concluded the warrants are not a liability.

On April 20, 2006, the Board of Directors approved fees for outside directors for their services. The fees are to be paid in common stock until AVP is cash flow positive and/or reaches profitability. For the year ended December 31, 2006, AVP issued 55,905 common stock shares to directors for services rendered.

11. STOCK OPTIONS

Stock Option Plans

On August 23, 2005, the stockholders approved the adoption of the 2005 Stock Incentive Plan. Under the 2005 Plan, AVP may grant awards of stock options (including stock purchase warrants) and restricted stock grants to its officers, directors, employees, consultants, players, and independent contractors. AVP may issue an aggregate of 30,000,000 shares of its common stock under the 2005 Plan, including approximately 14,000,000 shares consisting of management warrants, as well as options previously granted by the Association which were subsequently converted to AVP stock options pursuant to the Merger Agreement. AVP may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, and options, warrants, and other rights to buy AVP’s common stock that are not qualified as incentive stock options. No stock options may be granted at an exercise price less than the fair market value of our common stock on the date of grant. The exercise price of each optioned share is determined by the Compensation Committee; however the exercise price for incentive stock options and nonqualified stock options will not be less than 100% of the fair market value of the optioned shares on the date of grant. The exercise price of incentive stock options granted to holders of more than 10% of AVP’s Common Stock must be at least 110% of the fair market value of the Common Stock on the date of grant.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK OPTIONS (CONTINUED)

The expiration date of each option shall be determined by the Committee at the date of grant; however, in no circumstances shall the option be exercisable after 10 years from the date of grant. Stock options granted under the 2005 Plan will expire no more than ten years from the date on which the option is granted, unless the Board of Directors determines an alternative termination date. If incentive stock options are granted to holders of more than 10% of AVP’s Common Stock, such options will expire no more than five years from the date the option is granted. Except as otherwise determined by the Board of Directors or the Compensation Committee, stock options granted under the 2005 Plan will vest and become exercisable on the anniversaries of the date of grant of such option at a rate of 25% per year over four years from the date of grant.

The following table contains information on the stock options under the Plan for the years ended December 31, 2006 and 2005. The outstanding options expire from December 2007 to November 2016.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2005	8,555,241	$.32
Granted	3,259,593	2.19
Converted Othnet options	200,428	2.50
Exercised	—	—
Cancelled	—	—
Options outstanding at December 31, 2005	12,015,262.87
Granted	150,000.70
Exercised	—	—
Cancelled	(87,178)	1.67
Options outstanding at December 31, 2006	12,078,084	$.86

The weighted average fair value per share of options granted was $0.61 in 2006 and $1.41 in 2005.

The following table summarizes information about AVP’s stock-based compensation plan at December 31, 2006:

Options outstanding and exercisable by price range as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.01 - 30	6,118,943	3.0	$0.03	6,118,943	$0.03
.31 - .90	1,805,480	6.9	0.77	1,655,480	0.77
.91 - 1.60	698,438	2.3	1.60	664,529	1.60
1.61 - 2.80	3,455,223	2.6	2.21	3,448,798	2.21
$.01 - 2.80	12,078,084	3.4	$0.86	11,887,750	$0.86

In connection with stock options granted to employees to purchase common stock, AVP recorded $53,491 of stock-based compensation expense for the period ended December 31, 2006 and $-0- for the period ended December 31, 2005.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK OPTIONS (CONTINUED)

Other Stock Options

The following table contains information on all of AVP’s non-plan stock options for the period ended September 30, 2006 and the year ended December 31, 2005.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2005	302,930	$0.30
Granted	2,491,056	1.99
Converted Othnet options	728,557	2.39
Exercised	—	—
Cancelled	(55,118)	4.42
Options outstanding at December 31, 2005	3,467,425	1.89
Granted	4,173,506	1.16
Exercised	(20,195)	0.30
Cancelled	(1,403,794)	1.76
Options outstanding at December 31, 2006	6,216,942	$1.44

The weighted average fair value of options granted was $0.61 in 2006 and $2.26 in 2005.

The following table summarizes information about AVP’s non-qualified stock options at September 30, 2006:

Options outstanding and exercisable by price range as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.30 - 1.50	3,279,022	4.2	$0.91	3,279,022	$0.91
1.60 - 3.40	2,937,920	2.5	2.03	2,937,920	2.03
$.30 - 3.40	6,216,942	3.4	$1.44	6,216,942	$1.44

In connection with warrants granted to non-employees to purchase Common Stock, AVP recorded warrant expense of $192,514 in administrative expenses, $65,399 in sales and marketing expenses, and $252,842 in contra-revenue for the year ended December 31, 2006 and $5,640,132 in administrative expenses for the year ended December 31, 2005. Such amounts represent, for each non-employee stock option, the valuation under SFAS 123 on the date of the grant. These grants were fully vested on the grant date.

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

The Company also subleases approximately 4,500 square feet of warehouse space pursuant to a sublease that expires on February 15, 2008. The space is used for storing tournament equipment and the company’s trucks.

The future minimum rental payments under the non-cancellable operating leases commitment are as follows:

Years Ending December 31,
2007	$365,000
2008	351,500
2009	357,000
2010	90,000
Total	$1,163,500

Rent expense for the corporate office facility charged to operations was $318,565 and $308,194 for the years ended December 31, 2006 and 2005, respectively.

Officer Indemnification

Under the organizational documents, AVP’s directors are indemnified against certain liabilities arising out of the performance of their duties to AVP. AVP also has an insurance policy for its directors and officers to insure them against liabilities arising from the performance of their duties required by their positions with AVP. AVP’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against AVP that have not yet occurred. However, based on experience, AVP expects the risk of loss to be remote.

Employment Agreements

AVP has entered into “at will” employment agreements with three officers. In addition to base salary, the employment agreements provide for annual performance bonuses and profit sharing bonuses. The performance bonuses range from 30% to 50% of the respective officer’s base salary. The performance bonuses awarded, if any, will be based upon achieving certain milestones and targets as determined by the Board of Directors’ Compensation Committee. The employment agreements also provide that AVP will set aside 10% of the net profits as defined by EBITDA or such other appropriate specification of the AVP for such fiscal year to establish a Profit Sharing Bonus Pool. The Chief Executive Officer will determine the allocation of the Profit Sharing Bonus Pool among officers eligible to participate in the Profit Sharing Bonus Pool. For 2005, Messrs. Armato, Binkow, and Reif voluntarily declined the annual bonus and the monthly car allowance they were entitled to per their employment agreements.

Legal proceedings

A complaint was filed by Carl Schneider and Schneider Productions, LLC on October 24, 2005 in the United States District Court, Central District of California, in which the plaintiffs sought damages for copyright infringement in connection with the allegedly unauthorized use of a still photograph in a television commercial that was broadcast on NBC and FSN in 2005. The parties have reached a settlement of the complaint filed by Carl Schneider and Schneider Productions, LLC. The final settlement was covered by the Company’s general liability insurance and did not have a material impact on the Company’s financial condition or results of operations.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES

The components of the provision for income taxes are as follows:

	2006	2005
Current
Federal	$—	$—
State	800	800
Total	800	800
Deferred
Federal	—	—
State	—	—
Total	—	—
Total Income Tax Provision	$800	$800

The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

	2006	2005
Federal statutory rate	(34)%	(34)%
State income taxes, net of federal benefits	(6)	(6)
Valuation allowance	40	40
Total	—%	—%

Significant components of deferred income taxes as of December 31, 2006 are as follows:

Net operating loss	$6,454,419
Valuation allowance	(6,454,419)
Net Deferred Tax	$—

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES (CONTINUED)

AVP records a valuation allowance for certain temporary differences for which it is more likely than not that AVP will not receive future tax benefits. AVP assesses its past earnings history and trends and projections of future net income to determine the allowance. AVP recorded a valuation allowance for the entire amount of the net deferred assets in 2006 and 2005, as it had determined that it was more likely than not that no deferred tax assets would be realized. The net change in the valuation allowances for deferred tax assets were increase (decrease) of ($913,711) and $2,698,945 in 2006 and 2005, respectively. AVP will continue to review this valuation allowance quarterly and make adjustments as appropriate.

The tax benefits associated with employee exercises of stock options reduces income taxes currently payable. However, no benefits were recorded to additional paid in capital in 2006 and 2005 because their realization was not more likely than not to occur, and, consequently, a valuation allowance was recorded against the entire benefit.

At December 31, 2006 and 2005, AVP had federal net operating loss carryforwards of approximately $16,200,000 and $18,500,000, respectively, which expire at various intervals from the years 2019 to 2025. As of December 31, 2006 and 2005, $16,200,000 and $18,500,000, respectively, of AVP’s federal net operating loss carryforwards were subject to approximately $652,000 in limitations related to their utilization under Section 382 of the Internal Revenue Code. Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

14. PENSION PLAN

AVP sponsors a qualified 401(k) savings plan for eligible employees. The plan provides for pre-tax employee contributions. Additionally, the plan provides for employer matching contributions at the discretion of AVP. No matching contributions were contributed to the plan by the employer in 2006 or 2005.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 8A. Controls and Procedures.

AVP’s management has evaluated, with the participation of its principal executive and financial officers, the effectiveness of AVP’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded that, as of December 31, 2006, AVP’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by AVP in reports that it files or submits under the Exchange Act is accumulated and communicated to AVP’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B. Other Information

Not applicable.

ITEM 9.	Directors, Executive Officers, Promoters; Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to each of our executive officers and directors as of December 31, 2006.

Name	Position and Age	Has Served as Director or Executive Officer Since
Leonard Armato	Chief Executive Officer and Chairman of the Board of Directors; 54	March 25, 2005

Bruce Binkow	Chief Marketing Officer and Director; 50	March 25, 2005

William Chardavoyne	Director; 54	May 10, 2006

Philip Guarascio	Director; 65	March 25, 2005

Jack Kemp	Director; 71	December 16, 2005

Scott Painter	Director; 38	March 25, 2005

Andrew Reif	Chief Operating Officer, Chief Financial Officer, and Secretary; 41	March 25, 2005

Thomas Torii	Controller; 40	March 25, 2005

Brett Yormark	Director; 40	August 31, 2006

Kathy Vrabeck	Director; 43	November 7, 2006

Leonard Armato has been Chairman, Chief Executive Officer, Tour Commissioner and a director of the Association since 2001. Previously, Mr. Armato was Chief Executive of MPE, a sports representation and marketing firm owned by Mr. Armato that he founded in 1988.

Bruce Binkow has been Chief Marketing Officer and a director of the Association since 2001. From 1996, Mr. Binkow worked as executive vice president at MPE. Previously, Mr. Binkow was an Executive Vice President of Marketing at Playboy Enterprises, Inc., a media company, from 1987 to 1991.

William Chardavoyne, Chairman of the Audit Committee and determined by the Board to be “independent” per Nasdaq independence standards and an audit committee financial expert, held the position of Chief Financial Officer at Activision, Inc., an international publisher of interactive entertainment software products, from 2000 to 2006. Prior to this, Mr. Chardavoyne was Chief Financial Officer for Movietown.com, a development stage Internet company selling home entertainment products and marketing intelligence for the home entertainment industry. From 1987-1998, Mr. Chardavoyne held several senior management positions in operations and finance at Columbia Tri Star Home Video, a subsidiary of Sony Pictures Entertainment. Prior to this, Mr. Chardavoyne was Vice President and Controller for MTV Networks, Inc., a unit of Viacom, where he was responsible for all financial and accounting functions. Mr. Chardavoyne is a certified public accountant and was a Principal of Ernst & Young from 1974 through 1985.

Philip Guarascio, a member of the Audit Committee and the Compensation Committee, has been a member of the board of directors of the Association since 2002. Mr. Guarascio has been a consultant for the National Football League since October 2000 and has been a consultant for the William Morris Agency, a talent agency, since October 2001. In 2000, he retired as the Vice President of Marketing and Advertising for General Motors’ North American operations.

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

Scott Painter, Chairman of the Compensation Committee, has been a member of the board of directors of the Association since 2002. He was a founder and former Chief Executive Officer of CarsDirect.com, an online car dealership, from October 1998 to May 2000. From May 2000 until May 2001, Mr. Painter was Chairman and Chief Executive Officer of Direct.com, an online retailer of high-end consumer goods. From May 2001 until March 2003, Mr. Painter was Founder and Chairman of Build-To-Order, Inc., a start up car company seeking to outsource the engineering and manufacture of production vehicles. Mr. Painter is currently the Chairman and Chief Executive Officer of Zag.com, an online automotive retailer and lead generation company.

Andrew Reif has been Chief Operating Officer of the Association since 2001 and Chief Financial Officer since 2005. As Co-President of Baldwin/Cohen Productions, a motion picture and television programming production company, Mr. Reif supervised the development and production of motion pictures and television productions from 1999 to 2000. From 1995 to 1999, Mr. Reif was a Vice President at International Creative Management, a talent agency.

Thomas Torii has been the Association’s controller since 2002. Previously, Mr. Torii was Director of Finance for the Jim Henson Company, a motion picture and television production company, beginning in 2001, and Director of Accounting at Twentieth Century Fox Corporation, a media company, from 1999 to 2001.

Brett Yormark is the President and Chief Executive Officer of Nets Sports and Entertainment. Prior to joining the Nets, Mr. Yormark was vice president, corporate marketing at NASCAR from 2000 to 2005 and managing director, corporate marketing at NASCAR from 1998-2000. Prior to joining NASCAR, Mr. Yormark was senior vice president for corporate marketing for the New Jersey Nets from 1995 to 1998 and vice president for corporate marketing in 1994.

Ms. Vrabeck, a member of the Audit Committee, is the former President of Activision Publishing. She joined Activision in 1999 as Executive Vice President of Global Brand Management, where she was promoted in 2000 to Executive Vice President of Global Publishing and Brand Management, and in 2003 to President of Activision Publishing. Prior to that, she was Senior Vice President of Marketing at ConAgra Grocery products and spent seven years at The Pillsbury Company serving in various executive positions with a focus on sales and marketing. Additionally, she held marketing positions at Quaker Oats.

Except for Messrs. Kemp, Chardavoyne, Yormark, and Ms. Vrabeck each person who serves on our Board of Directors was originally appointed on March 25, 2005, in connection with the transactions contemplated by the Merger. Directors are elected at each annual meeting and serve until the next annual meeting and until their successors have been elected and qualified. Executive officers are appointed for one-year terms and until their successors have been elected and qualified.

No director or executive officer is related to any other director or executive officer by blood or marriage.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Mr. Kemp failed to file one Form 4 on a timely basis during the year ended December 31, 2006 and one Form 3 on a timely basis during the year ended December 31, 2005. The Form 3 and the Form 4 were subsequently filed.

CODE OF ETHICS

AVP has adopted a Code of Business Conduct and Ethics that applies to its officers, directors and employees, including its chief executive officer and its principal financial and accounting officers.

AUDIT COMMITTEE

AVP’s Board of Directors has determined that William Chardavoyne is the financial expert serving on its Audit Committee and that Mr. Chardavoyne is “independent” as defined in the NASD's rules for The NASDAQ Stock Market.

ITEM 10. Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities for the years ended December 31, 2006, of those persons who were, at December 31, 2006, AVP’s chief executive officer, chief financial officer, and other executive officers whose 2006 compensation exceeded $100,000.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($) *	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other compensation ($)	Total ($)
Leonard Armato,	2006	$350,000	-0-	-0-	-0-	-0-	$350,000
Chief Executive Officer	2005	350,000	-0-	-0-	-0-	-0-	350,000
Bruce Binkow,	2006	$250,000	-0-	-0-	-0-	-0-	$250,000
Chief Marketing Officer	2005	250,000	-0-	-0-	-0-	-0-	250,000
Andrew Reif,	2006	$240,000	-0-	-0-	-0-	$9,000	$249,000
Chief Operating Officer and Chief Financial Officer	2005	240,000	-0-	-0-	-0-	-0-	240,000
Thomas Torii,	2006	$155,000	$15,000	-0-	-0-	-0-	$170,000
Chief Accounting Officer	2005	135,000	-0-	-0-	-0-	-0-	135,000

* 2006 salary reflects the actual compensation paid to the executive officers and does not include a contractual 5% salary increase accrual recorded on the results of operations of AVP for 2006.

Stock Option Plan

Under AVP’s 2005 Stock Incentive Plan (the “2005 Plan”), we may grant awards of stock options (including stock purchase warrants) and restricted stock grants to our officers, directors, employees, consultants, players, and independent contractors. We may issue an aggregate of 30,000,000 shares of our common stock under the 2005 Plan, including approximately 14,000,000 shares subject to management warrants and options converted from stock options to purchase shares of the Association, pursuant to the Merger Agreement. We may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, and options, warrants, and other rights to buy our common stock that are not qualified as incentive stock options. No stock options may be granted at an exercise price less than the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to holders of more than 10% of our common stock must be at least 110% of the fair market value of the common stock on the date of grant. Stock options granted under the 2005 Plan will expire no more than ten years from the date on which the option is granted, unless the Board of Directors determines an alternative termination date. If incentive stock options are granted to holders of more than 10% of our common stock, such options will expire no more than five (5) years from the date the option is granted. Except as otherwise determined by the Board of Directors or the Compensation Committee, stock options granted under the 2005 Plan will vest and become exercisable on the anniversary of the date of grant of such option at a rate of 25% per year over four years from the date of grant.

Option Grants

No stock options were granted to AVP’s chief executive officer or another executive officer during the year ended December 31, 2006.

Option Exercises and Fiscal Year-End Values

The following table sets forth certain information as to each exercise of stock options during the year ended December 31, 2006, by the persons named in the summary compensation table and the fiscal year-end value of unexercised options:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Leonard Armato	3,954,916	-0-	$0.01	1/1/2010	-0-	-0-
	1,009,768	-0-	$0.80	9/1/2013	-0-	-0-
	1,502,157	-0-	$2.20	6/24/2009	-0-	-0-
Bruce Binkow	1,346,356	-0-	$0.01	1/1/2010	-0-	-0-
	201,954	-0-	$0.80	9/1/2013	-0-	-0-
	346,868	-0-	$2.20	6/24/2009	-0-	-0-
Andrew Reif	536,035	-0-	$0.20	1/21/2012	-0-	-0-
	201,953	-0-	$0.80	9/1/2013	-0-	-0-
	193,424	-0-	$2.20	6/24/2009	-0-	-0-
	50,488	-0-	$0.01	1/1/2010	-0-	-0-
Thomas Torii	25,000	-0-	$2.20	6/24/2009	-0-	-0-
	8,951	3,575	$1.60	5/1/2009	-0-	-0-

Executive Officer Employment Agreements

Pursuant to the merger agreement, the Association entered into employment agreements in 2005 with Messrs. Leonard Armato, AVP’s CEO and Chairman and a director; Bruce Binkow, Chief Marketing Officer and a director; and Andrew Reif, Chief Operating Officer, Chief Financial Officer, and Secretary. Mr. Armato’s at-will employment agreement provides for an annual salary of $350,000 with minimum annual increases of 10% and an annual bonus in the range of 50% of annual salary (based on certain to-be-determined milestones); health and disability insurance; a $1,000,000 term life insurance policy; and a monthly car allowance in the amount of $1,000. In the event that Mr. Armato’s employment is terminated other than for good cause, he will receive a payment of one year’s base salary. Messrs. Binkow’s and Reif’s employment agreements are of substantially the same form as Mr. Armato’s, except that the salaries are $250,000 and $240,000, respectively. For the fiscal year 2005, Messrs. Armato, Binkow, and Reif voluntarily declined the annual bonus and the monthly car allowance they were entitled to per their employment agreements.

Pursuant to a provision of the merger agreement authorizing allocation of warrants, the executive officers were granted four-year Management Warrants to purchase the indicated numbers of shares of common stock, at an exercise price of $2.20 per share (equal to 110% of the market price of a share on the date of grant): Mr. Armato, 1,502,157; Mr. Binkow, 346,868; Mr. Reif, 193,424; Mr. Torii, 25,000. Per the employment agreements Messrs. Armato, Binkow and Reif also provide that AVP will set aside 10% of the net profits, as defined or as determined by the Compensation Committee, to establish a Profit Sharing Bonus Pool. The Compensation Committee and the Chief Executive Officer will determine the allocation of the Profit Sharing Bonus Pool among officers eligible to participate in the Profit Sharing Bonus Pool.

Employee Pension Plan

AVP offers its full-time employees a 401k Plan administered by AVP’s payroll provider. AVP does not currently make any contributions on behalf of employees.

Compensation of Directors

Our non-management directors receive compensation for service on our Board of Directors or any committee, paid in stock. They receive shares valued at $2,500 for attending board meetings in person, $1,500 for attending board meeting by telephone, and $1,500 for attending committee meetings. Our non-management Committee Chairperson can charge $200 per hour for time reasonably required to fulfill his duties. In consideration of board services in 2006, the indicated numbers of shares of common stock have been allocated to non-management directors, as follows: Mr. Guarascio, 8,835; Mr. Painter, 7,686; Mr. Yormark, 1,546; Mr. Kemp, 3,049; Mr. Chardavoyne, 23,704; and Ms. Vrabeck, 4,577. Mr. Jeffrey Wattenberg, who resigned as a member of our Board of Directors on August 24, 2006, was issued 4,679, and Mr. Werner, who resigned as a member of our Board of Directors on November 29, 2006, was issued 1,829 shares of AVP common stock in 2006.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other compensation ($)	Total ($)
William Chardavoyne	-0-	$19,786	$4,486	-0-	$24,272
Philip Guarascio	-0-	$7,500	-0-	-0-	$7,500
Jack Kemp	-0-	$2,500	$38,750	-0-	$41,250
Scott Painter	-0-	$6,400	-0-	-0-	$6,400
Brett Yormark	-0-	$1,500	$4,486	-0-	$5,986
Kathy Vrabeck	-0-	$4,000	$2,367	-0-	$6,367

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2006, the beneficial ownership, as defined in Securities and Exchange Commission Rule 13d-3, of AVP voting securities, by each director and executive officer, all directors and executive officers as a group, and each person or group known by management to be a beneficial owner of more than 5% of any class of voting securities. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment powers with respect to the shares indicated.

	Series B Preferred Stock		Common Stock (1)
	Number of Shares	Percent of Class	Number of Shares	Percent of Class
Leonard Armato (2)(3)	-0-	-0-	8,262,638	31.5
Bruce Binkow (2)(4)	-0-	-0-	1,895,178	8.8
William J. Chardavoyne(2)(10)	-0-	-0-	31,307	*
Philip Guarascio (2)(11)	-0-	-0-	169,118	*
Jack Kemp (2) (12)	-0-	-0-	29,076	*
Scott Painter (2)(13)	-0-	-0-	782,613	3.8
Andrew Reif (2)(4)	-0-	-0-	981,900	4.7
Thomas Torii(2)(4)	-0-	-0-	33,951	*
Brett Yormark (2)(10)	-0-	-0-	9,149	*
Kathy Vrabeck(2)(14)	-0-	-0-	8,276	*
All directors and executive officers as a group, including those named above (10 persons)	-0-	-0-	12,203,206	40.5
AEG (5)	-0-	-0-	1,129,261	5.7
Amtrust Financial Group(6)	-0-	-0-	4,235,292	20.7
Diker Micro Value Fund, LP; Diker Micro Value QP Fund, LP; Diker Micro and Small Cap Fund, LP; Diker Micro And Small Cap Offshore Fund, Ltd.(7)	-0-	-0-	3,247,062	16.3
FOX (8)	-0-	-0-	2,345,260	11.9
Highbridge (9)	29,472	39.4	1,026,731	4.9

*	Less than 1%.

(1)
Includes shares issuable upon conversion of Series B Preferred Stock reflected in the table opposite the identified person or group, as well as exercise of currently exercisable stock options or warrants to acquire shares, as set forth in the succeeding notes. In accordance with SEC rules, each owner’s or group’s percentage is computed assuming conversion or exercise of only that person’s convertible securities, options, or warrants.

(2)	Address is c/o AVP Pro Beach Volleyball Tour, Inc., 6100 Center Drive, Suite 900, Los Angeles, CA 90045.

(3)	Common stock includes 6,466,840 shares issuable upon exercise of currently exercisable stock options and a warrant.

(4)	All shares of common stock are issuable upon exercise of currently exercisable stock options and warrants.

(5)	The stockholder's address is 1111 South Figueroa Street Suite 3100 Los Angeles, CA 90015.

(6)	The stockholder’s address is 10451 Mill Run Circle, Owings Mills, MD 21117. Common stock includes 705,882 shares issuable upon exercise of warrants.

(7)	The stockholder’s address is 745 Fifth Avenue, Suite 1409, New York, NY 10151. Common stock includes 541,177 shares issuable upon exercise of warrants.

(8)	The stockholder’s address is c/o Fox Sports Net, 10201 W. Pico Boulevard, Building 101, Suite 5420, Los Angeles, CA 90035.

(9)	The stockholder’s address is 9 West 57th Street, 27th Floor, New York, NY 10019. Common stock includes 179,042 shares issuable upon exercise of a currently exercisable warrant.

(10)	Common stock includes 7,603 shares issuable upon exercise of currently exercisable stock options.

(11)	Common stock includes 160,283 shares issuable upon exercise of currently exercisable stock options and warrants.

(12)	Common stock includes 26,027 shares issuable upon exercise of currently exercisable stock options.

(13)	Common stock includes 774,927 shares issuable upon exercise of currently exercisable stock options and warrants.

(14)	Common stock includes 3,699 shares issuable upon exercise of currently exercisable stock options.

ITEM 12. Certain Relationships and Related Transactions, and Director Independence.

Mr. Leonard Armato is the sole owner of MPE, which owned MPE Sales, LLC prior to its sale to the Association. MPE entered an agreement with the Association on August 15, 2001 pursuant to which MPE was engaged to secure sponsorship agreements in return for a commission (the “Sales Agreement”). The Sales Agreement remained in place through December 31, 2002, and MPE was projected to earn approximately $1.6 million in commissions through 2005 based upon the sponsorship agreements secured by MPE during the term of the Sales Agreement. MPE assigned the Sales Agreement to the LLC in 2003. The Association acquired the LLC later in 2003 for a convertible promissory note with a principal amount of approximately $1.4 million, of which $250,000 was paid from the proceeds of the February 2005 Financing, concurrently with the Merger Closing. The balance was paid on February 28, 2006.

Mr. Scott Painter, a member of the Board of Directors, entered a consulting agreement with us whereby he was compensated as a financial advisor in specified areas relating to our operations and fund-raising efforts. Specifically, Mr. Painter gave Association officers advice regarding valuation of the Association, financial modeling, and structure of financings. He also consulted with the officers regarding proposed transactions and participated in merger negotiations between the Association and AVP, as well as terms of financings with the broker dealer for the February 2005 Financing. Mr. Painter did not in any circumstance solicit investors. For his services, Mr. Painter received compensation equal to $150,000 in cash and a Management Warrant to purchase a total of 527,213 shares of our common stock, at an exercise price of $2.20 per share, equal to 110% of the market price of a share on the date of grant.

Until February 28, 2006, we retained a firm controlled by Jeffrey Wattenberg, a former member of our Board of Directors, for a $20,000 monthly fee for consulting, advisory, and investor relations services. Pursuant to the Merger Agreement, Mr. Wattenberg was granted a Management Warrant to purchase 334,557 shares.

Fox, an owner of more than 5% of our outstanding common stock, distributes our programming on broadcast and cable television. On February 21, 2006, we entered into an agreement with Fox pursuant to which Fox agreed to produce and distribute one AVP tournament final on May 20, 2006 and one AVP tournament final on June 17, 2006. As consideration for Fox’s production and distribution services, we issued 666,667 shares of common stock, par value $0.001 per share.

Director Independence

The Board of Directors currently consists of eight directors, five of whom, Messrs. Chardavoyne, Guarascio, Kemp, Yormark and Ms. Vrabeck are independent as defined in the NASD's rules for The NASDAQ Stock Market. Messrs, Armato and Binkow are non-independent management directors, and Mr. Painter is a non-independent director.

ITEM 13. Exhibits.

The following exhibits are filed with this report.

Exhibit Number	Name of Exhibit	Incorporated by Reference to

2.1	Merger Agreement, dated as of June 29, 2004 among Othnet, Inc., Othnet Merger Sub, Inc. and Association of Volleyball Professionals, Inc.	Exhibit 10.2(1)

2.2	First Amendatory Agreement, dated February 28, 2005, to Agreement and Plan of Merger, dated June 29, 2004, between Othnet and AVP.	Exhibit 2.2(2)

2.3	Agreement detailing Othnet’s liabilities, dated February 28, 2005 between Othnet and AVP.	Exhibit 2.3(2)

2.4	Supplement to Merger Agreement, dated as of November 10, 2004 among Othnet, Inc., Othnet Merger Sub, Inc. and Association of Volleyball Professionals, Inc.	Exhibit 2.4(6)

3.1	Amendment and restated certificate of incorporation dated December 16, 2005	Exhibit 3.1A (7)

3.2	Bylaws.	Exhibit 3.2(3)

4.1	Registration Rights Agreement, dated January 5, 2005, between Othnet and Units Investors.	Exhibit 4.1(2)

4.2	Form of Units warrant.	Exhibit 4.2(2)

4.3	Form of warrant for Maxim Group LLC	Exhibit 4.3(3)

10.1	Executive Employment Agreement between Leonard Armato and Association of Volleyball Professionals, Inc., dated as of January 3, 2005.	Exhibit 10.1(3)

10.2	Executive Employment Agreement between Bruce Binkow and Association of Volleyball Professionals, Inc., dated as of January 3, 2005.	Exhibit 10.2(3)

10.3	Executive Employment Agreement between Andrew Reif and Association of Volleyball Professionals, Inc., dated as of January 3, 2005.	Exhibit 10.3(3)

10.4	Stock Option Agreement between Leonard Armato and Association of Volleyball Professionals, Inc., dated as of September 1, 2003.	Exhibit 10.4(3)

10.5	Stock Option Agreement between Bruce Binkow and Association of Volleyball Professionals, Inc., dated as of September 1, 2003.	Exhibit 10.5(3)

10.6	Stock Option Agreement between Andrew Reif and Association of Volleyball Professionals, Inc., dated as of September 1, 2003.	Exhibit 10.6(3)

10.7	Form of Management Warrant	Exhibit 10.7(10)

10.8	Anschutz Entertainment Group, Inc. Promissory Note, dated as of August 1, 2002 in the principal sum of $1,000,000 and Option Agreement, dated as of April 21, 2003 between AEG and AVP.	Exhibit 10.8(3)

10.9	Non-negotiable Promissory Note, dated April 6, 2003 made by Association of Volleyball Professionals, Inc. to Management Plus Enterprises, Inc., dated January 3, 2005	Exhibit 10.9(3)

10.10	Major League Volleyball, Inc. Secured Convertible Promissory Note, dated as of July 28, 2003.	Exhibit 10.10(3)

10.11	Consulting Agreement between Scott Painter and Association of Volleyball Professionals, Inc., dated as of June 11, 2003 and amendment dated January 3, 2005.	Exhibit 10.11(3)

10.12	Consulting Agreement between Association of Volleyball Professionals, Inc. and Montecito Capital Partners, Inc., dated as of February 28, 2005.	Exhibit 10.12(3)

10.13	2005 Stock Option Plan	Exhibit 10.13(4)

10.14	Form of Player Agreement	Exhibit 10.14(5)

10.15	Lockup Agreements for AVP executive officers and Othnet stockholders	Exhibit 10.15(5)

10.16	Fox Term Sheet, as amended as of December 21, 2004	Exhibit 10.16(6)

10.17	NBC Sports Ventures letter agreement dated February 22, 2005	Exhibit 10.17(6)

10.18	OLN letter agreement dated February 10, 2005	Exhibit 10.18(6)

10.19	Anschutz Entertainment Group, Inc. Conversion Agreement and Termination and Release, each dated January 6, 2006	Exhibit 99.1 and Exhibit 99.2 (8)

10.20	National Sports Programming (Fox) Agreement dated February 21, 2006	Exhibit 99.1 (9)

10.21	Crocs Agreement dated April 6, 2006 (Portions omitted pursuant to request for confidential treatment)	Exhibit 10.21 (10)

21	Subsidiaries of AVP, Inc.	*

23.1	Consent of Mayer Hoffman McCann P.C.	*

31.1	Certification of the Chief Executive Officer	*

31.2	Certification of the Chief Financial Officer	*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)	*

* Filed herewith.

(1) Othnet, Inc. Annual Report on Form 10-KSB for year ended April 30, 2004 (File No. 000-26454).

(2) AVP, Inc. Current Report on Form 8-K dated March 2, 2005 (File No. 005-79737).

(3) Exhibit to AVP, Inc.’s Annual Report on Form 10-KSB for year ended December 31, 2004 (File No. 005-79737).

(4) Annex C to AVP Proxy Statement dated July 18, 2005 (File No. 005-79737).

(5) AVP, Inc. Registration Statement on Form SB-2, Pre Am. No. 1 (Reg. No. 333-0124084).

(6) AVP, Inc. Registration Statement on Form SB-2, Pre Am. No. 2 (Reg. No. 333-0124084).

(7) AVP, Inc. Registration Statement on Form SB-2, Post Am. No. 3 (Reg. No. 333-0124084).

(8) AVP Form 8-K dated January 6, 2006 (File No. 000-26454).

(9) AVP Form 8-K dated February 21, 2006 (File No. 000-26454).

(10) AVP, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2005 (File No. 0-26454).

ITEM 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Mayer Hoffman McCann P.C. for professional fees rendered in connection with the audit of the Company's annual financial statements and the reviews of the Company's financial statements included in the Company's quarterly reports on Form 10-QSB, including services related thereto, were $80,000 for the year ended December 31, 2006 and $100,000 for the year ended December 31, 2005.

Audit-Related Fees

The aggregate fees billed by Mayer Hoffman McCann P.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported as "Audit Fees," including registration statements and prospectuses, were $149,410 for the year ended December 31, 2006 and $319,546 for the year ended December 31, 2005.

Tax Fees

The aggregate fees billed by Moss-Adams LLP for professional services rendered for tax compliance, tax advice and tax planning were $37,560 for the year ended December 31, 2006 and $42,863 for the year ended December 31, 2005. The services comprising the fees reported as "Tax Fees" included preparation of federal and state income tax returns, review, and analysis of ownership changes schedule and utilization of the net operating loss carry forwards, and valuation of options granted during the period.

All Other Fees

There were no other fees billed by Mayer Hoffman McCann P.C. for products and services, other than those described for the years ended December 31, 2006 and December 31, 2005.

Pre-approval Policies and Procedures

All audit and non-audit services to be performed by the Company's independent accountant must be approved in advance by the Audit Committee. The Audit Committee may delegate to an independent member of the Committee the authority to grant pre-approvals with respect to non-audit services.

All of the engagements and fees for the year ended December 31, 2006 were approved by the Audit Committee. Of the total number of hours expended on Mayer Hoffman McCann P.C.'s engagement to audit the Company's financial statements for the year ended December 31, 2006, none of the hours were attributed to work performed by persons other than Mayer Hoffman McCann P.C.’s full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29 day of March, 2007.

AVP, INC.

By:	/s/ Andrew Reif
Name: Andrew Reif
Title: Chief Operating Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard Armato Leonard Armato	Chairman, Chief Executive Officer, Tour Commissioner, and Director (Principal Executive Officer)	March 29, 2007

/s/ Andrew Reif Andrew Reif	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 29, 2007

/s/ Bruce Binkow Bruce Binkow	Chief Marketing Officer and Director	March 29, 2007

/s/ Thomas Torii Thomas Torii	Controller (Principal Accounting Officer)	March 29, 2007

/s/ William Chardavoyne William Chardavoyne	Director	March 29, 2007

/s/ Scott Painter Scott Painter	Director	March 29, 2007

/s/ Philip Guarascio Philip Guarascio	Director	March 29, 2007

/s/ Jack Kemp Jack Kemp	Director	March 29, 2007

/s/ Brett Yormark Brett Yormark	Director	March 29, 2007

/s/ Kathy Vrabeck Kathy Vrabeck	Director	March 29, 2007