Form 10QSB
period 2007-03-31
AVP INC
filed 2007-05-14
CIK 930817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes |_| No |X|

As of May 10, 2007, the Registrant had 19,824,539 shares of common stock outstanding.

Traditional Small Business Disclosure Format (check one): Yes |X| No |_|

AVP, INC.

Page

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Consolidated Balance Sheets as of March 31, 2007
(Unaudited) and December 31, 2006	4

Consolidated Statements of Operations for
the three months ended March 31, 2007 and 2006
(Unaudited)	5

Consolidated Statement of Changes in Stockholders' Equity
for the three months ended March 31, 2007
(Unaudited)	6

Consolidated Statements of Cash Flows for
the three months ended March 31, 2007 and 2006
(Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION	18

ITEM 3. CONTROLS AND PROCEDURES	25

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVP, INC.
Index to Financial Statements
Period Ended March 31, 2007

PAGE
Financial Statements

Consolidated Balance Sheets as of March 31, 2007
(Unaudited) and December 31, 2006	4

Consolidated Statements of Operations for
the three months ended March 31, 2007 and 2006
(Unaudited)	5

Consolidated Statement of Changes in Stockholders' Equity
for the three months ended March 31, 2007
(Unaudited)	6

Consolidated Statements of Cash Flows for
the three months ended March 31, 2007 and 2006
(Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

AVP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,965,514	$5,052,636
Accounts receivable, net of allowance for doubtful accounts of $25,193 and $49,232	626,172	2,653,473
Prepaid expenses	889,091	242,007
Other assets - current portion	162,820	301,477
TOTAL CURRENT ASSETS	9,643,597	8,249,593

PROPERTY AND EQUIPMENT, net	453,893	340,054

OTHER ASSETS	87,191	105,373

TOTAL ASSETS	$10,184,681	$8,695,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$451,813	$529,331
Accrued expenses	1,288,160	1,049,439
Deferred revenue	4,475,915	1,056,960
TOTAL CURRENT LIABILITIES	6,215,888	2,635,730

NON-CURRENT LIABILITIES	162,499	190,766

TOTAL LIABILITIES	6,378,387	2,826,496

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, 2,000,000 shares authorized:
Series A convertible preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Series B convertible preferred stock, $.001 par value, 250,000 shares authorized, 69,256 and 69,548 shares issued and outstanding	70	70
Common stock, $.001 par value, 80,000,000 shares authorized, 19,824,539 and 19,751,838 shares issued and outstanding	19,825	19,752
Additional paid-in capital	39,155,971	39,077,065
Accumulated deficit	(35,369,572)	(33,228,363)

TOTAL STOCKHOLDERS’ EQUITY	3,806,294	5,868,524

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,184,681	$8,695,020

See notes to financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUE
Sponsorships/Advertising	$-	$-
Other	169,000	122,816
TOTAL REVENUE	169,000	122,816

EVENT COST	52,299	-
GROSS PROFIT	116,701	122,816

OPERATING EXPENSES
Sales and Marketing (1)	875,713	502,585

Administrative	1,446,303	1,120,903

TOTAL OPERATING EXPENSES	2,322,016	1,623,488

OPERATING LOSS	(2,205,315)	(1,500,672)

OTHER INCOME (EXPENSE)
Interest expense	-	(8,213)
Interest income	56,457	21,139
Gain on sale of asset	8,449	-
TOTAL OTHER INCOME (EXPENSE)	64,906	12,926

LOSS BEFORE INCOME TAXES	(2,140,409)	(1,487,746)

INCOME TAXES	(800)	(800)

NET LOSS	$(2,141,209)	$(1,488,546)

Loss per common share:
Basic	$(0.11)	$(0.12)
Diluted	$(0.11)	$(0.12)

Shares used in computing loss per share:
Basic	19,783,309	12,468,848
Diluted	19,783,309	12,468,848

(1) Sales and marketing expenses includes stock based expenses of $72,907 and $0 for the three months ended March 31, 2007 and 2006, respectively.

See notes to financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2007

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2006	-	$-	69,548	$70	19,751,838	$19,752	$39,077,065	$(33,228,363)	$5,868,524
Conversion of Series B Preferred Stock to common stock	-	-	(292)	-	8,138	8	(8)	-	-
Cashless exercise of options	-	-	-	-	64,563	65	(65)	-	-
Issuance of warrants to broker-dealer for services	-	-	-	-	-	-	57,619	-	57,619
Expenses from issuance of employee options	-	-	-	-	-	-	21,360	-	21,360
Net loss	-	-	-	-	-	-	-	(2,141,209)	(2,141,209)
Balance, March 31, 2007	-	$-	69,256	$70	19,824,539	$19,825	$39,155,971	$(35,369,572)	$3,806,294

See notes to financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(2,141,209)	$(1,488,546)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation of property and equipment	49,571	36,545
Interest income on investment in sales-type lease	-	(12,843)
Amortization of deferred commissions	72,907	-
Gain on property and equipment	-	(9,864)
Gain on sale of asset	(8,449)	-
Other amortization	-	2,011
Compensation from issuance of stock options	21,360	10,726

Decrease (increase) in operating assets:
Accounts receivable	2,027,301	202,903
Prepaid expenses	(647,084)	(492,067)
Other assets	-	(3)
Increase (decrease) in operating liabilities:
Accounts payable	(77,518)	(414,534)
Accrued expenses	229,204	(446,058)
Deferred revenue	3,400,205	2,597,165

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,926,288	(14,565)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Investment in property and equipment	(163,410)	(64,216)
Proceeds from investment in sales-type lease	150,000	92,400
Proceeds from disposal of property and equipment	-	19,665
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,410)	47,849

CASH FLOWS USED IN FINANCING ACTIVITIES
Debt repayments	-	(416,737)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	-	(416,737)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,912,878	(383,453)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,052,636	1,143,345
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,965,514	$759,892

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$110,447
Income taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING INFORMATION
Conversion of Series B preferred stock into common stock	$8	$-
Payment of accrued registration penalty in common stock	$-	$935
Issuance of common stock to non-employees for services	$-	$1,000,000
Issuance of warrant to sales agent for services	$57,619	$-
Cashless exercise of options	$65	$-

See notes to financial statements.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of AVP, Inc. (“AVP”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in AVP’s latest Annual Report on Form 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of AVP’s financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the consolidated audited financial statements for the most recent fiscal year 2006, as reported in the Form 10-KSB as previously filed with the SEC, have been omitted.

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

3. NET LOSS PER BASIC AND DILUTED SHARE OF COMMON STOCK

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

	Three Months Ending March 31,
	2007	2006
Options and Warrants	18,227,220	15,482,688
Series B Preferred Stock	1,930,165	1,815,404
Total	20,157,385	17,298,092

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. STOCK BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R). Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The fair value of stock options granted is estimated using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

Determining the appropriate fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected term. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted from historical data on employee exercises is not yet determinable. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. As of March 31, 2007, the Company had approximately $100,879 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.41 years. Due to the inherent uncertainty in valuing awards for publicly-traded stock as of the grant date, given that such awards will be exercised, purchased or sold at indeterminate future dates, the actual value realized by the recipients, if any, may vary significantly from the value of the awards estimated at the grant date.

Three Months Ended March 31,
2007
Risk-free interest rate	4.54%
Expected life	3 years
Expected volatility	84%
Expected forfeiture rate	0%
Expected dividend yield	0%

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

The expiration date of each option shall be determined by the Committee at the date of grant; however, in no circumstances shall the option be exercisable after 10 years from the date of grant. Stock options granted under the 2005 Plan will expire no more than ten years from the date on which the option is granted, unless the Board of Directors determines an alternative termination date. If incentive stock options are granted to holders of more than 10% of AVP’s Common Stock, such options will expire no more than five (5) years from the date the option is granted. Except as otherwise determined by the Board of Directors or the Compensation Committee, stock options granted under the 2005 Plan will vest and become exercisable on the anniversaries of the date of grant of such option at a rate of 25% per year over four years from the date of grant.

The following table contains information on the stock options under the Plan for the period ended March 31, 2007 and the year ended December 31, 2006. The outstanding options expire from April 2008 to November 2016.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2006	12,015,262	$0.87
Granted	150,000	0.70
Converted Othnet options	--	--
Exercised	--	--
Cancelled	(87,178)	1.67
Options outstanding at December 31, 2006	12,078,084	0.86
Granted	--	--
Exercised	(50,977)	0.01
Cancelled	--	--
Options outstanding at March 31, 2007	12,027,107	$0.86

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. STOCK OPTIONS (CONTINUED)

Stock Option Plans (Continued)

The following table summarizes information about AVP’s stock-based compensation plan at March 31, 2007:

Options outstanding and exercisable by price range as of March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .01 - .30	6,067,966	2.8	$0.03	6,067,966	$0.03
.31 -.90	1,805,480	6.6	0.77	1,692,877	0.77
.91 -1.60	698,438	2.1	1.60	665,614	1.60
1.61 -2.80	3,455,223	2.3	2.21	3,434,974	2.21
$ .01 - 2.80	12,027,107	3.2	$0.86	11,861,431	$0.86

In connection with stock options granted to employees to purchase common stock, AVP recorded $21,360 of stock-based compensation expense for the period ended March 31, 2007 and $10,726 for the period ended March 31, 2006.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. STOCK OPTIONS (CONTINUED)

Other Stock Options

The following table contains information on all of AVP’s non-plan stock options for the period ended March 31, 2007 and the year ended December 31, 2006.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2006	3,467,425	$1.89
Granted	4,173,506	1.16
Converted Othnet options	--	--
Exercised	(20,195)	0.30
Cancelled	(1,403,794)	1.76
Options outstanding at December 31, 2006	6,216,942	1.44
Granted	--	--
Exercised	(16,829)	0.30
Cancelled	--	--
Options outstanding at March 31, 2007	6,200,113	$1.44

The following table summarizes information about AVP’s non-qualified stock options at March 31, 2007:

Options outstanding and exercisable by price range as of March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .30 - 1.50	3,262,193	4.0	$0.91	3,262,193	$0.91
1.60 - 3.40	2,937,920	2.3	2.03	2,937,920	2.03
$ .30 - 3.40	6,200,113	3.2	$1.44	6,200,113	$1.44

In connection with warrants granted to non-employees to purchase common stock, AVP recorded warrant expense of $54,725 in sales and marketing expenses for the period ended March 31, 2007 and $-0- in sales and marketing expenses for the period ended March 31, 2006. Such amounts represent, for each non-employee stock option, the valuation under SFAS 123R on the date of the grant.

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

The future minimum rental payments under the non-cancellable operating leases commitment are as follows:

Years Ending December 31,
2007	$275,080
2008	351,500
2009	357,000
2010	90,000
Total	$1,073,580

Rent expense for the corporate office facility charged to operations was $79,853 and $78,157 for the three months ended March 31, 2007 and 2006, respectively.

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

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. CAPITAL TRANSACTIONS

In February 2006, AVP entered a production and distribution agreement with Fox Broadcasting Company (“FBC”) in connection with two events. Under the agreement, FBC had the exclusive right to telecast the finals of two 2006 AVP tournaments throughout the U.S., its territories, and possessions. In consideration for its services valued at $1,000,000, FBC received 666,667 shares of common stock, par value $0.001 per share, of AVP.

For the three months ended March 31, 2007, 292 shares of Series "B" preferred stock were converted into 8,138 shares of AVP’s common stock pursuant to notice of conversion from an individual investor.

During the three months ended March 31, 2007, AVP issued 13,945 shares of common stock pursuant to the cashless exercise of options for 16,829 shares of common stock. The exercise price of the options was $0.30 per share.

During the three months ended March 31, 2007, AVP issued 50,618 shares of common stock pursuant to the cashless exercise of options for 50,977 shares of common stock. The exercise price of the options was $0.01 per share.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) .

8. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In March 2006, the FASB issued SFAS No.156, “Accounting for Servicing of Financial Assets - an Amendment of SFAS No.140”. SFAS 156 amends SFAS 140 to clarify the accounting for servicing assets and servicing liabilities. Among other provisions, the new accounting standard requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 is effective for the fiscal periods beginning after September 15, 2006. The adoption of SFAS 156 had no material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the EITF reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” ( EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. On January 1, 2007, AVP adopted EITF 06-03. AVP collects certain excise taxes levied by state or local governments. AVP’s excise taxes are accounted for on a gross basis and recorded as revenue. For the three months ended March 31, 2007, there were no taxes levied by state or local governments.

In July 2006, FASB issued FASB Interpretation No. 48 ( FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. Effective January 1, 2007, the Company adopted FIN 48 with no significant impact on the Company’s financial position or results of operations.

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

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) .

8. RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

On September 29, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of SFAS No. 87, 88, 106, and 132R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. Statement 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for the Company’s fiscal year ending October 31, 2007. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measure at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reporting in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company currently does not believe SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. SUBSEQUENT EVENTS

On April 5, 2007, AVP entered into an Agreement and Plan of Merger (the "Merger Agreement") with AVP Holdings, Inc. and AVP Acquisition Corp., affiliates of Shamrock Capital Growth Fund II, L.P. ("Shamrock").  Under the terms of the Merger Agreement, AVP Acquisition Corp. will be merged with and into AVP, with AVP continuing as the surviving corporation.  Upon consummation of the merger, each outstanding share of AVP common stock and Series B preferred stock will be cancelled and converted into the right to receive $1.23 and $33.93, respectively, and AVP will become a wholly owned subsidiary of AVP Holdings, Inc.  The total value of the transaction is approximately $36.9 million.  The transaction, which is expected, but not certain to close in the summer of 2007, is subject to certain customary terms and conditions, including stockholder approval, but is not subject to any financing condition.  If this transaction is completed, AVP will become a privately held company and its common stock will no longer be traded on the OTC Bulletin Board.

In connection with the Merger Agreement, the special committee (“Special Committee”) of the board of directors of AVP, Inc. entered into an agreement dated January 26, 2007, as amended by an amendment dated April 19, 2007 (collectively, the “Jefferies Agreement”) with Jefferies & Company, Inc. (“Jefferies”) under which Jefferies would provide the Special Committee with financial advice and assistance in connection with the Special Committee’s review of a possible sale or other business transaction, including merger, stock purchase, recapitalization, and such, of AVP (a “Transaction”). Pursuant to the Jefferies Agreement, Jefferies will render an opinion as to the fairness of the consideration to be paid to the AVP stockholders in a Transaction. With respect to the Merger Agreement, Jefferies has rendered an opinion as to the aforementioned $1.23 per share. For its services, Jefferies received in accordance with the Jefferies Agreement a non-refundable fee of $250,000 on April 5, 2007 upon delivery of the opinion. In addition, Jefferies is entitled to receive a $500,000 transaction fee upon consummation of a Transaction; provided, however, that if such Transaction is at a price greater than $1.23 per share, Jefferies is entitled to receive in addition to the $500,000 fee, the greater of $250,000 or 5% of the aggregate consideration in excess of $1.23 per share. Finally, AVP will reimburse Jefferies for all out-of-pocket expenses incurred by Jefferies in connection with the engagement.

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

AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October. For 2007, we scheduled 18 men’s and 18 women’s events in Miami, FL, Dallas, TX, Huntington Beach, Glendale, AZ, Hermosa Beach, CA, Louisville, KY, Tampa, FL, Atlanta, GA, Charleston, SC, Seaside Heights, NJ, Long Beach, CA, Chicago, IL, Manhattan Beach, CA, Boston, MA, Brooklyn, NY, Cincinnati, OH, Las Vegas, NV, San Francisco, CA. Nine of the 18 cities are the same as last year.

AVP Acquisition

On February 28, 2005, Association of Volleyball Professionals, Inc. (the “Association”) and a wholly owned subsidiary of AVP, then known as Othnet, Inc., consummated a merger pursuant to a merger agreement, signed in June 2004, as amended (the “Merger”). As a result of the Merger, the Association became our wholly owned subsidiary, and the Association’s former stockholders (including holders of stock options and stock purchase warrants) beneficially owned 61.2% of all common stock beneficially owned by all beneficial owners of our capital stock. On December 16, 2005, AVP effectuated a 1-for-10 reverse stock split, which is reflected in all share amounts referred to in this report.

Results of Operations for the three months ended March 31, 2007 and 2006

Revenue

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2007	2006
Sponsorship/advertising	$-	$-	-
Activation Fees	-	-	-
Local Promoter Fees	-	-	-
Local Revenue	-	-	-
Miscellaneous Revenue	169,000	122,816	38%
Total Revenue	$169,000	$122,816	38%

AVP’s business is seasonal, therefore revenue, gross profit and operating income amounts and percentages for the first and fourth quarters are not representative of our performance. The majority of AVP’s revenues are derived from sponsorship and advertising contracts with national and local sponsors. AVP recognizes sponsorship revenue during the tour, as the events occur and collection is reasonably assured, in the proportion that prize money for an event bears to total prize money for the season. AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October. As mentioned above, our first and fourth quarters have insignificant revenue, gross profit, and operating income. We did not produce any beach volleyball events in the first quarters of 2007 or 2006. Accordingly, we did not recognize any sponsorship revenue, activation fees, or local revenue in the quarters ended March 31, 2007 and 2006.

The 38% increase in miscellaneous revenue for the three months ended March 31, 2007 reflects trademark licensing revenue earned in connection with Crocs, Inc. for AVP branded footwear and ticket sales for an indoor exhibition event.

Event Costs

Event costs primarily include the direct costs of producing an event, costs related to the airing of events on network television, and the cost of servicing our sponsors. Event costs are recognized on an event-by-event basis and event costs billed and/or paid prior to their respective events are recorded as prepaid event costs and expensed at the time the event occurs.

			% Revenue		Increase
					(Decrease) as
	Three Months Ended March 31,		Three Months Ended March 31,		% of Revenue
	2007	2006	2007	2006	2007 vs. 2006
Event Costs	$52,299	$-	31%	0%	31%

For the three months ended March 31, 2007, event costs included costs incurred in connection with an indoor exhibition event that was held in February 2007. There was no sponsorship/advertising revenue for this indoor exhibition event. There was no event taking place during the three months ended March 31, 2006.

Gross Profit

	Three Months Ended March 31,
	2007	2006
Revenue	$169,000	$122,816
Event Costs	52,299	-
Gross Profit	$116,701	$122,816
Gross Profit %	69%	100%

The decrease in the gross profit margin is due to the added event costs related to the indoor exhibition event that took place during the three months ended March 31, 2007. There was no event cost for the three months ended March 31, 2006. As mentioned above, AVP’s primary business is seasonal; therefore revenue, gross profit and operating income amounts and percentages for the first and fourth quarters are not representative of our performance.

Operating Expenses

			% Revenue

	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Administrative	$1,446,303	$1,120,903	856%	913%
Sales and Marketing	875,713	502,585	518%	409%

Total Costs	$2,322,016	$1,623,488	1374%	1322%

The 29% or $0.3 million increase in administrative costs was due to the proposed Merger Agreement.

The 74% or $0.4 million increase in sales and marketing costs primarily reflects the amortization of commission expense paid to external sales agents, marketing consultants, and additional headcount in marketing during the three months ended March 31, 2007.

Depreciation and Amortization Expense
			Percentage
	Three Months Ended March 31,		Increase
	2007	2006	(Decrease)
Depreciation Expense	$49,571	$36,545	36%
Amortization Expense	-	2,011	(100%)
Total	$49,571	$38,556	29%

Depreciation expense increased 36% as a result of an increase in depreciable assets, including information technology equipment and transportation equipment.

Other Income (Expense)
	Three Months Ended March 31,		Percentage
	2007	2006	Increase/(Decrease)
Interest Expense	$-	$(8,213)	(100%)
Interest Income	56,457	21,139	167%
Gain on disposal of asset	8,449	-	-%
Total	$64,906	$12,926	402%

The 167% increase in interest income is due to higher interest rates and a higher cash balances realized from the private placement consummated in May and June of 2006.

Operating Loss and Net Loss			% Revenue
	Three Months Ended March 31,		Three Months Ended March 31
	2007	2006	2007	2006
Operating Loss	$(2,205,315)	$(1,500,672)	(1,305)%	(1,222%)
Net Loss	(2,141,209)	(1,488,546)	(1,267)%	(1,212%)

The Company’s net loss of $2.1 million for the three months ended March 31, 2007 compared to a loss of $1.5 million for the three months ended March 31, 2006 primarily reflects an increase of $ 0.7 million in operating expense that includes costs relating to the proposed Merger Agreement, amortization of commission expenses, and additional headcount in marketing. As mentioned above, AVP’s primary business is seasonal; therefore revenue, gross profit and operating income (loss) amounts and percentages for the first and fourth quarters are not representative of our performance.

Liquidity and Capital Resources

	March 31, 2007	December 31 , 2006	Increase/ (Decrease)
Cash and cash equivalents	$7,965,514	$5,052,636	$2,912,878

Percentage of total assets	78%	58%

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Cash flows provided by (used) in operating activities	$2,926,288	$(14,565)	$2,940,853
Cash flows provided by (used) in investing activities	(13,410)	47,849	(61,259)
Cash flows used in financing activities	-	(416,737)	416,737

As of March 31, 2007, our primary source of liquidity is comprised of $8.0 million of cash and cash equivalents.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year, cash flows generated from continuing operations, and cash flow provided by financing activities.  We have generated significant cash flows from the issuance of our common stock through private placements, which are described in more detail below in “Cash Flows Provided by Financing Activities.”

We believe that we have sufficient working capital ($3.4 million at March 31, 2007) to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment and the addition of two more events for the 2007 tour season.

Cash flows provided by operating activities for the three months ended March 31, 2007 were $2.9 million. The increase in cash flows provided by operating activities for the three months ended March 31, 2007 is primarily due to a decrease in accounts receivable and an increase in deferred revenue. Working capital, consisting of current assets less current liabilities, was $3.4 million at March 31, 2007 and $5.6 million at December 31, 2006.

At March 31, 2007 and 2006, accounts receivable decreased $2.0 million and $0.2 million as compared to December 31, 2006 and 2005, respectively.  At March 31, 2007 and 2006, deferred revenues increased $3.4 million and $2.6 million as compared to December 31, 2006 and 2005, respectively.  Deferred revenues are recorded as AVP collects revenues prior to holding certain events. The decrease in accounts receivable and the increase in deferred revenue is the result of improved collections.

Capital expenditures for the three months ended March 31, 2007 and 2006 were $0.2 million and $0.06 million, respectively. During the three months ended March 31, 2007, AVP purchased two trailers and information technology equipment in preparation for the 2007 tour season. During the three months ended March 31, 2006, AVP purchased a scoreboard, a trailer and computer equipment in preparation for the 2006 tour season.

Cash flows used in financing activities for 2007 and 2006 were $0 and $0.4 million, respectively. In February 2006, AVP paid the remaining principal amount due on the promissory note to MPE with whom Leonard Armato, the Chief Executive Officer and Chairman of the Board of Directors of the Company, was affiliated. This note constituted the purchase price delivered by AVP to MPE for the interests in MPE Sponsorship, LLC in connection with sponsorship sales services previously provided by MPE to the Association.

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

In March 2006, the FASB issued SFAS No.156, “Accounting for Servicing of Financial Assets - an Amendment of SFAS No.140”. SFAS 156 amends SFAS 140 to clarify the accounting for servicing assets and servicing liabilities. Among other provisions, the new accounting standard requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 is effective for the fiscal periods beginning after September 15, 2006. The adoption of SFAS 156 had no material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the EITF reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” ( EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. On January 1, 2007, AVP adopted EITF 06-03. AVP collects certain excise taxes levied by state or local governments. AVP’s excise taxes are accounted for on a gross basis and recorded as revenue. For the three months ended March 31, 2007, there were no taxes levied by state or local governments.

In July 2006, FASB issued FASB Interpretation No. 48 ( FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. Effective January 1, 2007, the Company adopted FIN 48 with no significant impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

On September 29, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of SFAS No. 87, 88, 106, and 132R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. Statement 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for the Company’s fiscal year ending October 31, 2007. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measure at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reporting in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company currently does not believe SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

ITEM 3. CONTROLS AND PROCEDURES

AVP's management has evaluated, with the participation of its principal executive and financial officers, the effectiveness of AVP's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded, that, as of March 31, 2007, AVP's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by AVP in reports that it files or submits under the Exchange Act is accumulated and communicated to AVP's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1 - Agreement and Plan of Merger, dated as of April 5, 2007, by and among AVP, Inc. AVP Holdings, Inc. and AVP Acquisition Corp., incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on April 9, 2007

31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 - Certification of President and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2007.

AVP, INC.
(Registrant)

By:	/s/ William Chardavoyne
William Chardavoyne
Interim Chief Financial Officer

EXHIBIT INDEX

10.1 - Agreement and Plan of Merger, dated as of April 5, 2007, by and among AVP, Inc. AVP Holdings, Inc. and AVP Acquisition Corp., incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on April 9, 2007

31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 - Certification of President and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002