Form 10QSB
period 2007-06-30
AVP INC
filed 2007-08-14
CIK 930817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 005-79737

AVP, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0142664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).

Yes ☐ No ☒

As of July 19, 2007, the Registrant had 20,440,577 shares of common stock outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☒ No ☐

AVP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVP, INC.
Index to Financial Statements
Period Ended June 30, 2007

AVP, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,168,302	$5,052,636
Accounts receivable, net of allowance for doubtful accounts of $77,897 and $25,193	4,185,440	2,653,473
Prepaid expenses	841,588	242,007
Other current assets - current portion	176,158	301,477
TOTAL CURRENT ASSETS	11,371,488	8,249,593

PROPERTY AND EQUIPMENT, net	464,153	340,054

OTHER ASSETS	69,925	105,373

TOTAL ASSETS	$11,905,566	$8,695,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,677,774	$529,331
Accrued expenses	1,867,540	1,049,439
Deferred revenue	3,553,762	1,056,960
TOTAL CURRENT LIABILITIES	7,099,076	2,635,730

NON-CURRENT LIABILITIES	131,722	190,766

TOTAL LIABILITIES	7,230,798	2,826,496

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, 2,000,000 shares authorized:
Series A convertible preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Series B convertible preferred stock, $.001 par value, 250,000 shares authorized, 47,152 and 69,548 shares issued and outstanding	48	70
Common stock, $.001 par value, 80,000,000 shares authorized, 20,440,577 and 19,751,838 shares issued and outstanding	20,441	19,752
Additional paid-in capital	39,122,514	39,077,065
Accumulated deficit	(34,468,235)	(33,228,363)

TOTAL STOCKHOLDERS’ EQUITY	4,674,768	5,868,524

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,905,566	$8,695,020

See notes to financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE
Sponsorships/Advertising (1)	$8,990,790	$6,233,090	$8,990,790	$6,233,090
Other	1,857,611	1,078,062	2,026,611	1,200,878
TOTAL REVENUE	10,848,401	7,311,152	11,017,401	7,433,968

EVENT COSTS (2)	7,185,169	5,360,237	7,237,468	5,360,237
GROSS PROFIT	3,663,232	1,950,915	3,779,933	2,073,731

OPERATING EXPENSES
Sales and Marketing (3)	862,503	721,210	1,738,216	1,223,796
Administrative (4)	1,958,237	1,317,281	3,404,540	2,448,046
TOTAL OPERATING EXPENSES	2,820,740	2,038,491	5,142,756	3,671,842

OPERATING INCOME (LOSS)	842,492	(87,576)	(1,362,823)	(1,598,111)

OTHER INCOME (EXPENSE)
Interest expense	-	(3,718)	-	(11,931)
Interest income	57,520	33,807	113,977	54,946
Gain on disposal of asset	1,325	-	9,774	9,863
Gain on warrant derivative	-	111,042	-	111,042
TOTAL OTHER INCOME (EXPENSE)	58,845	141,131	123,751	163,920

INCOME (LOSS) BEFORE INCOME TAXES	901,337	53,555	(1,239,072)	(1,434,191)

INCOME TAXES	-	-	(800)	(800)

NET INCOME (LOSS)	901,337	53,555	(1,239,872)	(1,434,991)

Deemed Dividend to Series B Preferred Stock Shareholders	-	91,973	-	91,973
Net Income (Loss) Available to Common Shareholders	$901,337	$(38,418)	$(1,239,872)	$(1,526,964)

Earnings (loss) per common share:
Basic	$0.05	$(0.00)	$(0.06)	$(0.11)
Diluted	$0.03	$(0.00)	$(0.06)	$(0.11)

Shares used in computing earnings (loss) per share:
Basic	19,960,250	15,885,300	19,872,269	14,098,748
Diluted	27,596,052	15,885,300	19,872,269	14,098,748

(1) Sponsorship/advertising includes $0 and $ 94,346 in stock base contra revenue for the three and six months ended June 30, 2007 and 2006, respectively.

(2) Event costs include stock based expenses of $0 and $1,000,000 for the three and six months ended June 30, 2007 and 2006, respectively.

(3) Sales and marketing expenses includes stock based expenses of $9,313 and $33,974 for the three months ended June 30, 2007 and 2006, respectively, and $82,220 and $33,974 for the six months ended June 30, 2007 and 2006, respectively.

(4) Administrative expenses includes stock based expenses of $21,596 and $203,241 for the three months ended June 30, 2007 and 2006, respectively, and $42,956 and $213,967 for the six months ended June 30, 2007 and 2006, respectively.

See notes to financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2007

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2006	-	$-	69,548	$70	19,751,838	$19,752	$39,077,065	$(33,228,363)	$5,868,524
Conversion of Series B Preferred Stock to common stock	-	-	(22,396)	(22)	624,176	624	(602)	-	-
Cashless exercise of options	-	-	-	-	64,563	65	(65)	-	-
Issuance of warrants to broker-dealer for services	-	-	-	-	-	-	3,160	-	3,160
Expenses from issuance of employee options	-	-	-	-	-	-	42,956	-	42,956
Net loss	-	-	-	-	-	-	-	(1,239,872)	(1,239,872)
Balance, June 30, 2007	-	$-	47,152	$48	20,440,577	$20,441	$39,122,514	$(34,468,235)	$4,674,768

See notes to financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$(1,239,872)	$(1,434,991)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation of property and equipment	109,260	76,144
Interest income on investment in sales-type lease	-	(25,018)
Amortization of deferred commissions	82,220	33,973
Gain on disposal of assets	(9,774)	(9,864)
Other amortization	-	4,022
Stock based event costs	-	1,000,000
Contra-revenue from the issuance of warrant	-	94,346
Compensation from issuance of stock options and warrants	42,956	213,967
Change in fair value of derivative financial instrument	-	(111,042)

Decrease (increase) in operating assets:
Accounts receivable	(1,531,967)	(1,690,166)
Prepaid expenses	(599,581)	(783,718)
Other assets	(59,844)	(166,745)
Increase (decrease) in operating liabilities:
Accounts payable	1,148,443	(128,945)
Accrued expenses	796,557	(155,973)
Deferred revenue	2,459,302	3,672,913

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,197,700	588,903

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in property and equipment	(232,034)	(173,225)
Proceeds from investment in sales-type lease	150,000	113,866
Proceeds from disposal of property and equipment	-	19,665
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(82,034)	(39,694)

See notes to financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(CONTINUED)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from sale of capital stock	$-	$5,500,002
Offering costs	-	(466,000)
Debt repayments	-	(416,737)

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	4,617,265
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,115,666	5,166,474
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,052,636	1,143,345
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,168,302	$6,309,819

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$110,447
Income taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING INFORMATION

Conversion of Series B preferred stock into common stock	$624	$583
Payment of accrued registration penalty in common stock	$-	$935
Issuance of warrants to title sponsor	$-	$252,842
Issuance of common stock to sales agent for services	$-	$200,000
Issuance of warrant to sales agent for services	$3,160	$117,039
Cashless exercise of warrant	$65	$14

See notes to financial statements.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of AVP, Inc. (“AVP”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in AVP latest Annual Report on Form 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of AVP’s financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the consolidated audited financial statements for the most recent fiscal year, as reported in the latest Form 10-KSB have been omitted.

2. MERGER

On April 5, 2007, AVP entered into an Agreement and Plan of Merger (the "Merger Agreement") with AVP Holdings, Inc. and AVP Acquisition Corp., affiliates of Shamrock Holdings ("Shamrock").  Under the terms of the Merger Agreement, AVP Acquisition Corp. will be merged with and into AVP, with AVP continuing as the surviving corporation.  Upon consummation of the merger, each outstanding share of AVP common stock will be cancelled and converted into the right to receive $1.23, and AVP will become a wholly owned subsidiary of AVP Holdings, Inc.  The transaction, which is expected to close in the summer of 2007, is subject to certain customary terms and conditions, including stockholder approval, but is not subject to any financing condition.  If this transaction is completed, AVP will become a privately held company and its common stock will no longer be traded on the OTC Bulletin Board.

In connection with the Merger Agreement, the special committee (“Committee”) of the board of directors of AVP entered into an agreement with Jefferies & Company, Inc. (“Jefferies”) under which Jefferies provided the Committee with financial advice and assistance in connection with the Committee’s review of the merger with Shamrock (the "Transaction”).  In addition, Jefferies provided an opinion as to the fairness of the consideration to be paid to AVP stockholders in the transaction.  For its services, Jefferies received a non-refundable fee of $250,000 on April 5, 2007 upon delivery of its opinion, and will receive a $500,000 transaction fee upon consummation of the Transaction.  In addition to any fees, AVP will reimburse Jefferies for all out-of-pocket expenses incurred by Jefferies in connection with the engagement.

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

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. NET INCOME (LOSS) PER BASIC AND DILUTED SHARE OF COMMON STOCK

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the “treasury stock” method. The dilutive effect of outstanding convertible preferred stocks is reflected in diluted earnings per share by application of the “if-converted” method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options and warrants.

The following table sets forth the computation of basic and diluted earnings per share:

Three Months Ended June 30, 2007
Numerator:
Net income available to common shareholders	$901,337
Denominator:
Weighted-average shares outstanding	19,960,250
Effect of dilutive options, warrants and convertible preferred stocks	7,635,802
Denominator for diluted earnings per share	27,596,052
Basic earnings per share	$0.05
Diluted earnings per share	$0.03

The following options, warrants and other incremental shares to purchase shares of common stock were excluded from the computation of diluted earnings (loss) per share available to common stockholders for the six months ended June 30, 2007 and 2006 as their effect would be antidilutive.

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2006
Options and Warrants	18,227,220	18,412,466	18,412,466
Series B Preferred Stock	1,314,126	1,979,327	1,979,327
Total	19,541,346	20,391,793	20,391,739

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. STOCK BASED COMPENSATION

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

Determining the appropriate fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected term. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted from historical data on employee exercises is not yet determinable. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. As of June 30, 2007, the Company had approximately $79,282 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.18 years. Due to the inherent uncertainty in valuing awards for publicly-traded stock as of the grant date, given that such awards will be exercised, purchased or sold at indeterminate future dates, the actual value realized by the recipients, if any, may vary significantly from the value of the awards estimated at the grant date

	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006
Risk-free interest rate	4.89%	4.91 - 5.30%
Expected life	3 years	4 - 6 years
Expected volatility	79.94%	90 - 95%
Expected forfeiture rate	0%	0%
Expected dividend yield	0%	0%

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. STOCK OPTIONS

Stock Option Plans

On August 23, 2005, the stockholders approved the adoption of the 2005 Stock Incentive Plan. Under the 2005 Plan, AVP may grant awards of stock options (including stock purchase warrants) and restricted stock grants to its officers, directors, employees, consultants, players, and independent contractors. AVP may issue an aggregate of 30,000,000 shares of its common stock under the 2005 Plan, including approximately 14,000,000 shares consisting of management warrants, as well as options previously granted by AVP's wholly owned subsidiary, Association of Volleyball Professionals, Inc. (the "Association"), which were subsequently converted to AVP stock options upon the Association's acquisition by AVP. AVP may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, and options, warrants, and other rights to buy AVP’s common stock that are not qualified as incentive stock options. No stock options may be granted at an exercise price less than the fair market value of our common stock on the date of grant. The exercise price of each optioned share is determined by the Compensation Committee; however the exercise price for incentive stock options and nonqualified stock options will not be less than 100% of the fair market value of the optioned shares on the date of grant. The exercise price of incentive stock options granted to holders of more than 10% of AVP’s Common Stock must be at least 110% of the fair market value of the Common Stock on the date of grant.

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

The following table contains information on the stock options under the Plan for the six months ended June 30, 2007 and the year ended December 31, 2006. The outstanding options expire from April 2008 to November 2016.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2006	12,015,262	$0.87
Granted	150,000	0.70
Exercised	--	--
Cancelled	(87,178)	1.67
Options outstanding at December 31, 2006	12,078,084	0.86
Granted	--	--
Exercised	(50,977)	0.01
Cancelled	--	--
Options outstanding at June 30, 2007	12,027,107	$0.86

No stock options were granted in the second quarters of 2007 or 2006.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. STOCK OPTIONS (CONTINUED)

Stock Option Plans (Continued)

The following table summarizes information about AVP’s stock-based compensation plan at June 30, 2007:

Options outstanding and exercisable by price range as of June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.01 - .30	6,067,966	2.5	$0.03	6,067,966	$0.03
.31 -.90	1,805,480	6.4	0.77	1,711,576	0.77
.91 -1.60	698,438	1.8	1.60	669,634	1.60
1.61 -2.80	3,455,223	2.1	2.21	3,441,506	2.21
$.01 - 2.80	12,027,107	2.9	$0.86	11,890,682	$0.86

In connection with stock options granted to employees to purchase common stock, AVP recorded $42,956 of stock-based compensation expense for the six months ended June 30, 2007 and $21,453 for the six months ended June 30, 2006.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. STOCK OPTIONS (CONTINUED)

Other Stock Options

The following table contains information on all of AVP’s non-plan stock options for the period ended June 30, 2007 and the year ended December 31, 2006.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2006	3,467,425	$1.89
Granted	4,173,506	1.16
Exercised	(20,195)	0.30
Cancelled	(1,403,794)	1.76
Options outstanding at December 31, 2006	6,216,942	1.44
Granted	--	--
Exercised	(16,829)	0.30
Cancelled	--	--
Options outstanding at June 30, 2007	6,200,113	$1.44

The weighted average fair value of options granted was $-0- in 2007 and $0.65 in 2006.

The following table summarizes information about AVP’s non-qualified stock options at June 30, 2007:

Options outstanding and exercisable by price range as of June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.30 - 1.50	3,262,193	3.7	$0.91	3,262,193	$0.91
1.60 - 3.40	2,937,920	2.0	2.03	2,937,920	2.03
$.30 - 3.40	6,200,113	2.9	$1.44	6,200,113	$1.44

In connection with warrants granted to non-employees to purchase Common Stock, AVP recorded warrant expense of $45,857 in sales and marketing expenses for the period ended June 30, 2007 and $15,792 in sales and marketing expenses, $192,514 in administrative expenses, and $94,346 in contra-revenue for the six months ended June 30, 2006. Such amounts represent, for each non-employee stock option, the valuation under SFAS 123R on the date of the grant.

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

The future minimum rental payments under the non-cancellable operating leases are as follows:

Years Ending December 31,
2007	$183,386
2008	351,500
2009	357,000
2010	90,000
Total	$981,886

Rent expense for the corporate office facility charged to operations was $81,391 and $81,312 for the three months ended June 30, 2007 and 2006, respectively. Rent expense was $161,243 and $159,470 for the six months ended June 30, 2007 and 2006, respectively.

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

Legal proceedings

A complaint was filed on June 6, 2007 in the United States Circuit Court of Cook County, Illinois, in which the plaintiff seeks damages for personal injuries relating to a fall the plaintiff suffered during a volleyball tournament taking place at the Hard Rock Hotel & Casino in Las Vegas, Nevada on September 7, 2005. Discovery is still being completed and therefore management is unable to determine or predict the outcome of this claim or the impact on the Company’s financial condition or results of operations. Accordingly, the Company has not recorded a provision for this matter in its financial statements.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. CAPITAL TRANSACTIONS

In February 2006, AVP entered a production and distribution agreement with Fox Broadcasting Company (“FBC”) in connection with two events. Under the agreement, FBC had the exclusive right to telecast the finals of two 2006 AVP tournaments throughout the U.S., its territories, and possessions. In consideration for its services valued at $1.0 million, FBC received 666,667 shares of common stock, par value $0.001 per share, of AVP.

On March 24, 2006, AVP entered an agreement with Wall Street Communications Group, Inc. ("Sales Agent") pursuant to which Sales Agent performed sales services for AVP in connection with a sponsorship/advertising agreement with Crocs, Inc. ("Crocs") which currently serves as title sponsor for the AVP Tour. For its services, the Sales Agent received 250,000 shares of AVP common stock valued at $200,000 and a warrant to purchase up to 200,000 shares of AVP common stock. The exercise price of the warrant is $.80. On June 30, 2006, the warrants had a value of $117,039, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 4 years, estimated volatility of 95% and a risk free interest rate of 5.10%. For the six months ended June 30, 2006, we expensed $15,792 related to the warrants. AVP agreed to file a registration statement for resale of the shares and the shares underlying the warrant by April 12, 2007. The registration statement became effective on June 30, 2006. The expiration date of the warrant is April 12, 2010 (the fourth anniversary of the signing of the Crocs Sponsorship/Advertising Agreement).

On April 12, 2006, AVP entered a multi-year sponsorship/advertising agreement ("Agreement") with Crocs pursuant to which Crocs became the title sponsor of the AVP Tour through the final event of the 2008 AVP Tour season. In the Agreement, AVP agreed to issue warrants to purchase up to 1,000,000 shares of common stock of AVP. The vesting period is as follows: (i) 200,000 shares on April 12, 2006 and (ii) 200,000 shares on each January 15th for the years 2007 through 2010; however no shares shall be granted in 2008, 2009 or 2010 if Crocs reduces its sponsorship in 2008, or in either 2009 or 2010 if the Agreement is not extended beyond 2008 or in such earlier years if the Agreement is terminated by either party for breach prior to the final event of the 2008 AVP Tour season. The exercise price of the warrants is $.80. The warrants were recorded with a value of $252,842, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 6 years, estimated volatility of 95% and a risk free interest rate of 4.92%. The fair value of the warrants was recorded through the Consolidated Statement of Operations as contra-revenue. For the six months ended June 30, 2006, we recognized $94,346 related to these warrants. AVP filed a registration statement for resale of the shares underlying the warrants, which became effective on June 30, 2006. The expiration date of the warrant is April 12, 2012 (sixth anniversary of the execution of the Agreement).

In April 2006, the Board of Directors of AVP agreed to extend the warrants included in the 10% convertible notes issued in the second half of 2004, which were scheduled to expire in June 2006, for an additional 18-month period through December 2007. The warrants were recorded with a value of $99,379, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 1.7 years, estimated volatility of 90% and a risk free interest rate of 3.52%. For the six months ended June 30, 2006, we expensed $99,379.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. CAPITAL TRANSACTIONS (CONTINUED)

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

The Securities Purchase Agreements in May and June of 2006 ("May and June 2006 Financing") required AVP to file a re-sale registration statement within 10 business days from closing of the June 9, 2006 Securities Purchase Agreement and gave the investors rights of first negotiation regarding future issuances of common stock, subject to exceptions. The registration statement became effective on June 30, 2006.

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

As a result of the shares of common stock sold in May and June 2006, the conversion rate of the outstanding Series B Convertible Preferred Stock increased from 24.3 to 27.87 in accordance with the anti-dilution provision from the private placement of units of Series B Convertible Preferred Stock closed in February 2005 ("February 2005 Financing"). Each unit sold in the February 2005 Financing consisted of 4 shares of AVP's Series B Preferred Stock (each Preferred Stock was originally convertible into 24.3 shares of common stock), and a five-year warrant to purchase up to 24.3 shares of the AVP's common stock. In accordance with the February 2005 Financing anti-dilution provisions, the number of shares of common stock for which the warrants were exercisable was adjusted. The warrant agreement entitles Series B Preferred Stock holders to purchase 131,521 additional shares of common stock--for accounting purposes, the additional warrants were treated as a dividend. All outstanding shares of Series B Convertible Preferred Stock are now convertible into 27.87 shares of common stock.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. CAPITAL TRANSACTIONS (CONTINUED)

In addition, as a result of the new shares sold in May and June 2006, AVP also issued to Maxim, broker-dealer and underwriter for the February 2005 Financing, a warrant to purchase 122,898 additional shares of common stock in accordance with its anti-dilution provision. The warrants were recorded through the Consolidated Statement of Operations as an administrative expense with a value of $93,135, which was determined using the Black-Scholes valuation method, for the six months ended June 30, 2006.

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

Warrants granted on the May and June 2006 Financing include an anti-dilution provision that could increase common shares outstanding. The Company analyzed the anti-dilutive provision on the warrant agreements under EITF 00-19 and concluded the warrants were not a liability.

For the six months ended June 30, 2007, 22,396 shares of Series "B" preferred stock were converted into 624,176 shares of AVP’s common stock.

During the six months ended June 30, 2007, AVP issued 13,945 shares of common stock pursuant to the cashless exercise of options for 16,829 shares of common stock. The exercise price of the options was $0.30 per share.

During the six months ended June 30, 2007, AVP issued 50,618 shares of common stock pursuant to the cashless exercise of options for 50,977 shares of common stock. The exercise price of the options was $0.01 per share.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which is an amendment of SFAS No. 133 and 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host), if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Effective January 1, 2007, AVP adopted SFAS 155 with no significant impact on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No.156, “Accounting for Servicing of Financial Assets - an Amendment of SFAS No.140” (SFAS 156). SFAS 156 amends SFAS 140 to clarify the accounting for servicing assets and servicing liabilities. Among other provisions, the new accounting standard requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 is effective for the fiscal periods beginning after September 15, 2006. Effective January 1, 2007, AVP adopted SFAS 156 with no significant impact on the Company's financial position or results of operations.

In June 2006, the EITF reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” ( EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. On January 1, 2007, AVP adopted EITF 06-03. AVP collects certain excise taxes levied by state or local governments. AVP excise taxes are accounted for on a gross basis and recorded as revenue. For the six months ended June 30, 2007, total excise taxes levied on ticket sales were not significant.

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes” (FIN 48), which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. Effective January 1, 2007, the Company adopted FIN 48 with no significant impact on the Company’s financial position or results of operations.

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

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) .

9. RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of SFAS No. 87, 88, 106, and 132R" (SFAS 158). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for the Company’s fiscal year ending October 31, 2007. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measure at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reporting in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company currently does not believe SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October. For 2007, we have scheduled 18 men’s and 18 women’s events in Miami, FL, Dallas, TX, Huntington Beach, CA, Glendale, AZ, Hermosa Beach, CA, Louisville, KY, Tampa, FL, Atlanta, GA, Charleston, SC, Seaside Heights, NJ, Long Beach, CA, Chicago, IL, Manhattan Beach, CA, Boston, MA, Brooklyn, NY, Cincinnati, OH, Las Vegas, NV, and San Francisco, CA. Nine of the 18 cities are the same as last year.

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

Results of Operations for the three months ended June 30, 2007 and 2006

Revenue

Summary Revenue
	Three Months Ended June 30,		Percentage Increase
	2007	2006	(Decrease)
Sponsorship/advertising	$8,990,790	$6,233,090	44%
Activation Fees	706,744	148,447	376%
Local Promoter Fees/Profit Share	11,606	146,000	(92%)
Local Revenue	485,656	497,770	(2%)
Miscellaneous Revenue	653,605	285,845	129%
Total Revenue	$10,848,401	$7,311,152	48%

AVP’s business is seasonal; therefore, revenue, gross profit, and operating income amounts and percentages for the first and fourth quarters are not representative of our performance. The majority of AVP’s revenues are derived from sponsorship and advertising contracts with national sponsors. AVP recognizes national sponsorship/advertising revenue and activation fees during the tour, as the events occur and collection is reasonably assured, in the proportion that prize money for an event bears to total prize money for the season. Local sponsorship/advertising revenue, local promoter fees and local revenue are recognized as the applicable events occur. AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October.

Sponsorship/advertising revenue for the three months ended June 30, 2007 increased 44% or $2.8 million as compared to the three months ended June 30, 2006, due to an increase in annual contracted sponsorship/advertising revenue from, $17.4 million in 2006 to $19.9 million in 2007, and the Company recognizing a greater percentage of annual contracted national sponsorship/advertising revenue, as nine events took place in the three months ended June 30, 2007 (out of 18 events in 2007) compared to only six events taking place in the three months ended June 30, 2006 (out of 16 events in 2006). For the three months ended June 30, the average sponsorship/advertising revenue per event for 2007 and 2006 were $1.0 million and $1.0 million, respectively.

The 376% increase in activation fees was primarily due to an increase in annual gross activation revenue as a result of adding a new sponsor for a fully integrated activation services program. The increase in activation is also due to nine events taking place in the three months ended June 30, 2007 (out of 18 events in 2007) compared to only six events taking place in the three months ended June 30, 2006 (out of 16 events in 2006). The average activation revenue per event for the three months ended June 30, 2007 and 2006 were approximately $79 thousand and $25 thousand, respectively.

Local promoter fees/profit share for the three months ended June 30, 2007 decreased 92% or $0.1 million as compared to the three months ended June 30, 2006. For the three months ended June 30, 2007, the majority of the 2006 promoter agreements were restructured to a profit-share model that the event promoter is responsible for certain specified event costs (“approved event budget”) including the stadium, sand, various operational costs (e.g., phone lines, certain event personnel, and security), event permits, and/or marketing costs, and the parties share local revenue on a 50-50 basis after recoupment of the approved event budget. The new 2007 promoter agreements were based on the profit-share model. Maintaining the 2006 promoter fee model increased the risk of losing event promoters in 2007 and forward. For the three months ended June 30, 2006, we entered a promoter agreement pursuant to which the promoter paid AVP a promoter fee in exchange for the right to exploit local revenue, including ticket sales, local sponsorships, parking, and concessions.

Local revenue was flat year over year; however, the average local revenue by non-promoter event increased as a result of an increase in sales of corporate luxury suites.

The 129% or $0.4 million increase in miscellaneous revenue includes the addition of a marketing services program, an increase in AVPNext revenue and an increase in international television licensing revenue.

Event Costs

Event costs primarily include the direct costs of producing an event, costs related to the airing of events on network television, and the cost of servicing our sponsors. Event costs are recognized on an event-by-event basis and event costs billed and/or paid prior to their respective events are recorded as prepaid event costs and expensed at the time the event occurs.

Summary Costs			% Revenue
					Increase (Decrease) as
	Three Months Ended June 30,		Three Months Ended June 30,		% of Revenue
	2007	2006	2007	2006	2007 vs. 2006
Event Costs	$7,185,169	$5,360,237	66%	73%	(7%)

The increase of 34% or $1.8 million in total event costs was attributable to three additional events taking place during the three months ended June 30, 2007 (nine events compared to six events taking place during the three months ended June 30, 2006). For the three months ended June 30, the average event cost for 2007 decreased to $0.8 million from an average event cost of $0.9 million for 2006. The decrease in the average event cost for the three months ended June 30, 2007 is attributable to the cost savings resulting from five promoter events (out of nine events in the quarter) as compared to one event promoter (out of six) for the three months ended June 30, 2006. The event promoters were responsible for certain operational costs of the events. In addition, no network broadcast time cost and television production costs were incurred for the three months ended June 30, 2007, however there are network broadcasts scheduled for the three months ended September 30, 2007.

Gross Profit

Gross Profit

	Three Months Ended June 30,
	2007	2006
Revenue	$10,848,401	$7,311,152
Event Costs	7,185,169	5,360,237
Gross Profit	$3,663,232	$1,950,915
Gross Profit %	34%	27%

AVP’s gross profit margin for the three months ended June 30, 2007 was 34% compared to 27% for the three months ended June 30, 2006. The increase in the gross profit margin is due to an increase in sponsorship/advertising revenue of $2.8 million, an increase in activation fees of $0.6 million, no network broadcast time costs and television production costs ($0 compared to $1.0 million in 2006), and a decrease in average event costs.

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

Operating Expenses

Summary Costs			% Revenue
	Three Months Ended June 30,		Three Months Ended June 30,		Increase (Decrease) as % of Revenue
	2007	2006	2007	2006	2007 vs. 2006
Administrative	$1,958,237	$1,317,281	18%	18%	0%
Sales and Marketing	862,503	721,210	8%	10%	(2%)
Total Costs	$2,820,740	$2,038,491	26%	28%	(2%)

The 49% or $0.6 million increase in administrative costs was primarily due to transaction costs as a result of the proposed Shamrock transaction, additional headcount, and salary increases.

The 20% or $0.1 increase in sales and marketing costs reflects an increase in recruiting costs related to new sales personnel. For the three months ended June 30, 2007, total sales and marketing costs decreased as a percentage of revenue due to the increase in revenue.

Depreciation and Amortization Expense
			Percentage
	Three Months Ended June 30,		Increase
	2007	2006	(Decrease)
Depreciation Expense	$59,689	$39,599	51%
Amortization Expense	-	2,011	(100%)
Total	$59,689	$41,610	43%

The 51% increase in depreciation expense resulted from an increase in depreciable assets, including information technology equipment and rotational signage equipment.

Other Income (Expense)
	Three Months Ended June 30,
	2007	2006	Percentage Increase
Interest Expense	$-	$(3,718)	(100%)
Interest Income	57,520	33,807	70%
Gain on disposal of asset	1,325	-	-%
Derivative financial instrument gain	-	111,042	(100%)
Total	$58,845	$141,131	(58%)

The 70% increase in interest income reflects interest earned at a higher rate on our higher cash balance realized from the May and June 2006 Financing.

For the three months ended June 30, 2006, we recorded a gain of $0.1 million associated with the fair value adjustment of the warrants issued in connection with the May and June 2006 Financing. Pursuant to the May and June 2006 Financing, we sold 6,470,590 shares of common stock and five-year warrants to purchase 1,294,118 shares of common stock at price of $1.00 per share, to accredited investors. Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19), the fair value of the warrants issued under the May and June 2006 Financing was originally recorded as a liability due to the requirement to net-cash settle the transaction in the event that the shares underlying the warrant were not registered for sale. Pursuant to the warrant agreement, the warrant holder was entitled to liquidated damages, payable in cash, of 1% of the gross proceeds per month ($55 thousand) should the Company fail to achieve timely effectiveness of the registration statement. The warrants were considered a derivative financial instrument with a value of $0.9 million, and they were later reclassified as equity on the date the registration statement became effective. On the effective date, the warrants had a value of approximately $0.8 million, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 90% and a risk free interest rate of 5.10%.

Operating Income (Loss) and Net Income			% Revenue
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Operating Income (Loss)	$842,492	$(87,576)	8%	(1%)
Net Income	$901,337	$53,555	8%	1%

The increase in operating income and net income primarily reflects an increase of $2.8 million in sponsorship/advertising revenue, an increase of $0.6 million in activation fees, a decrease in network broadcast costs of $1.0 million, and a decrease in warrant expenses of $0.2 million, which offset increases in total event costs and transactions costs in connection to the proposed Shamrock transaction.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

Revenue

Summary Revenue
	Six Months Ended June 30,		Percentage Increase
	2007	2006	(Decrease)

Sponsorship/advertising	$8,990,790	$6,233,090	44%
Activation Fees	706,744	148,447	376%
Local Promoter Fees/Profit Share	11,606	146,000	(92%)
Local Revenue	485,656	497,770	(2%)
Miscellaneous Revenue	822,605	408,661	101%
Total Revenue	$11,017,401	$7,433,968	48%

Sponsorship/advertising revenue for the six months ended June 30, 2007 increased 44% or $2.8 million as compared to the six months ended June 30, 2006, due to an increase in annual contracted sponsorship/advertising revenue from $17.4 million in 2006 to $19.9 million in 2007, and the Company recognizing a greater percentage of annual contracted national sponsorship/advertising revenue as nine events took place in the six months ended June 30, 2007 (out of 18 events in 2007) compared to only six events taking place in the six months ended June 30, 2006 (out of 16 events in 2006). For the six months ended June 30, the average sponsorship/advertising revenue per event for 2007 and 2006 were $1.0 million and $1.0 million, respectively.

The 376% increase in activation fees was primarily due to an increase in annual gross activation revenue as a result of adding a new sponsor for a fully integrated activation services program. The increase in activation is also due to nine events taking place in the six months ended June 30, 2007 (out of 18 events in 2007) compared to only six events taking place in the six months ended June 30, 2006 (out of 16 events in 2006). The average activation revenue per event for the six months ended June 30, 2007 and 2006 were approximately $79 thousand and $25 thousand, respectively.

Local promoter fees/profit share for the six months ended June 30, 2007 decreased 92% or $0.1 million as compared to the three months ended June 30, 2006. For the six months ended June 30, 2007, the majority of the 2006 promoter agreements were restructured to a profit-share model that the event promoter is responsible for certain specified event expenses (“approved event budget”) including the stadium, sand, various operational costs (e.g., phone lines, certain event personnel, and security), event permits, and/or marketing costs, and the parties share local revenue on a 50-50 basis after recoupment of the approved event budget. The new 2007 promoter agreements were based on the profit-share model. Maintaining the 2006 promoter fee model increased the risk of losing the event promoters in 2007 and forward. For the six months ended June 30, 2006, we entered a promoter agreement pursuant to which the promoter paid AVP a promoter fee in exchange for the right to exploit local revenue, including ticket sales, local sponsorships, parking, and concessions.

Local revenue was flat year over year; however, the average local revenue by non-promoter event increased as a result of an increase in sales of corporate luxury suites.

The 101% or $0.4 million increase in miscellaneous revenue primarily includes the addition of a marketing services program, an increase in AVPNext revenue, and an increase in international television licensing revenue.

Event Costs

Summary Costs			% of Revenue
					Increase (Decrease) in
	Six Months Ended June 30,		Six Months Ended June 30,		% of Revenue
	2007	2006	2007	2006	2007 vs. 2006

Event Costs	$7,237,468	$5,360,237	66%	72%	(6%)

The increase of 35% or $1.9 million in total event costs was attributable to three additional events taking place during the six months ended June 30, 2007 (nine events compared to six events taking place during the six months ended June 30, 2006). For the six months ended June 30, the average event cost for 2007 decreased to $0.8 million from an average event cost of $0.9 million for 2006. The decrease in the average event cost for the six months ended June 30, 2007 is attributable to the cost savings resulting from five promoter events (out of nine events in the period) as compared to one event promoter (out of six) for the six months ended June 30, 2006. The event promoters were responsible for certain operational costs of the events. In addition, no network broadcast time cost and television production costs were incurred during the six months ended June 30, 2007.

Gross Profit

Gross Profit
	Six Months Ended June 30,
	2007	2006
Revenue	$11,017,401	$7,433,968
Event Costs	7,237,468	5,360,237
Gross Profit	$3,779,933	$2,073,731
Gross Profit %	34%	28%

AVP’s gross profit margin for the six months ended June 30, 2007 was 34% compared to 28% for the six months ended June 30, 2006. The increase in the gross profit margin is due to an increase in sponsorship/advertising revenue of $2.8 million, an increase in activation fees of $0.6 million, no network broadcast time and television production costs ($0 compared to $1.0 million in 2006), and a decrease in average event cost.

Operating Expenses

Summary Costs			% of Revenue
					Increase (Decrease) in
	Six Months Ended June 30,		Six Months Ended June 30,		% of Revenue
	2007	2006	2007	2006	2007 vs. 2006

Administrative	$3,404,540	$2,448,046	31%	33%	(2%)
Sales and Marketing	1,738,216	1,223,796	16%	16%	0%

Total Costs	$5,142,756	$3,671,842	47%	49%	(2%)

The 39% or $1.0 million increase in administrative costs was primarily due to transaction costs as a result of the proposed Shamrock transaction, additional headcount, and salary increases.

The 42% or $0.5 million increase in sales and marketing costs primarily reflects an increase in commission expense paid to external sales agents, increase in recruiting costs related to new sales personnel, engaging an outside consultant for licensing consulting services, and salary increases.

Depreciation and Amortization Expense
	Six Months Ended June 30,		Percentage Increase
	2007	2006	(Decrease)

Depreciation Expense	$109,260	$76,144	43%
Amortization Expense	-	4,022	(100%)
Total	$109,260	$80,166	36%

The 43% increase in depreciation expense resulted from an increase in depreciable assets, including information technology equipment; transportation equipment (e.g., truck, flat bed trailer); and rotational signage equipment.

Other Income (Expenses)
	Six Months Ended June 30,		Percentage Increase
	2007	2006	(Decrease)
Interest Expense	$-	$(11,931)	(100%)
Interest Income	113,977	54,946	107%
Gain on disposal of asset	9,774	9,863	(1%)
Derivative financial instrument gain	-	111,042	(100%)
Total	$123,751	$163,920	(25%)

The 107% increase in interest income reflects interest earned at a higher rate on our higher cash balance realized from the May and June 2006 Financing.

For the six months ended June 30, 2006, we recorded a derivative financial instrument gain on reclassification of warrants sold in the May and June 2006 Financing, upon effectiveness of the registration of the underlying shares.

Operating Loss and Net Loss

Operating Loss and Net Loss			% of Revenue
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Loss	$(1,362,823)	$(1,598,111)	(12)%	(21)%
Net Loss	$(1,239,872)	$(1,434,991)	(11)%	(19)%

The improvement in operating loss primarily reflects an increase of $2.8 million in sponsorship/advertising revenue, an increase in activation fees of $0.6 million, a decrease in network broadcast costs of $1.0 million, and a decrease in warrant expense of $0.2 million, which offset increases in total event costs and transaction costs as a result of the proposed Shamrock transaction. Excluding warrant expense, transaction costs resulting from the proposed Shamrock transaction, the contra-revenue expense resulting from the issue of warrants to the title sponsor of the AVP Tour, and the gain on warrant derivative, non-GAAP net loss for the six months ended June 30, 2007 would have been $(0.3) million compared to net loss of $(1.2) million for the six months ended June 30, 2006.

Liquidity and Capital Resources

Sources of Liquidity
	June 30, 2007	December 31, 2006	Increase/ (Decrease)
Cash and cash equivalents	$6,168,302	$5,052,636	$1,115,666

Percentage of total assets	52%	58%

	Six Months Ended June 30,		Increase/
	2007	2006	(Decrease)
Cash flows provided by operating activities	$1,199,025	$588,903	$610,122
Cash flows used in investing activities	(83,359)	(39,694)	(43,665)
Cash flows provided by financing activities	-	4,617,265	(4,617,265)

As of June 30, 2007, our primary source of liquidity is comprised of $6.2 million of cash and cash equivalents.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year, cash flows generated from continuing operations, and cash flow provided by financing activities.  We have generated significant cash flows from the issuance of our common stock through private placement which are described in more detail below in “Cash Flows Provided by Financing Activities.”

We believe that we have sufficient working capital ($4.3 million at June 30, 2007) to finance our operational requirements for at least the next 12 months.

Cash flows provided by operating activities for the six months ended June 30, 2007 and 2006 were $1.2 million and $0.6 million, respectively. The increase in cash flows provided by operating activities for the six months ended June 30, 2007 is primarily due to increases in accounts payable and deferred revenue, which offset the increase in accounts receivable. Working capital, consisting of current assets less current liabilities, was $4.3 million at June 30, 2007 and $4.2 million at June 30, 2006.

At June 30, 2007 and 2006, accounts receivable had increased $1.5 million and $1.7 million as compared to December 31, 2006 and 2005, respectively. At June 30, 2007 and 2006, deferred revenues had increased $2.5 million and $3.7 million as compared to December 31, 2006 and 2005, respectively. Deferred revenues are recorded as AVP collects revenues prior to holding certain events.

Capital expenditures for the six months ended June 30, 2007 and 2006 were $0.2 million and $0.2 million, respectively. During the six months ended June 30, 2007, AVP purchased information technology equipment, vehicles, and rotational signage equipment. During the six months ended June 30, 2006, AVP purchased a scoreboard, activation equipment, banners and flags in preparation for the 2006 tour season.

Cash flows provided by financing activities for 2007 and 2006 were $0 and $4.6 million, respectively. During the second quarter of 2006, pursuant to the May and June 2006 Financing, we completed a private placement of common stock and warrants which generated net proceeds of $5.0 million, net of offering costs of $0.5 million. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received warrants to purchase common stock on substantially the same terms as the warrants sold to investors. The sale of the securities was exempt from registration pursuant under Securities Act section 4(2).

In February 2006, we entered a production and distribution agreement with Fox Broadcasting Company (“FBC”) in connection with two events. Under the agreement, FBC telecast the finals of two 2006 AVP tournaments throughout the U.S., its territories, and possessions. In consideration for its services valued at $1 million, FBC received 666,667 shares of Common Stock, par value $0.001 per share, of AVP.

In February 2006, AVP paid the remaining principal amount due on the promissory note to MPE with whom Leonard Armato, the Chief Executive Officer and Chairman of the Board of Directors of the Company, was affiliated. This note constituted the purchase price delivered by AVP to MPE for the interests in MPE Sales, LLC in connection with sponsorship sales services previously provided by MPE to the Asscociation.

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

Income Taxes

As discussed in Note 9, AVP adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. There was no material effect on the Company's financial condition or results of operation as a result of implementing FIN 48. AVP accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred taxes to the amount that is more likely than not to be realized.

Recently Issued Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which is an amendment of SFAS No. 133 and 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host), if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Effective January 1, 2007, AVP adopted SFAS 155 with no significant impact on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No.156, “Accounting for Servicing of Financial Assets - an Amendment of SFAS No.140” (SFAS 156). SFAS 156 amends SFAS 140 to clarify the accounting for servicing assets and servicing liabilities. Among other provisions, the new accounting standard requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 is effective for the fiscal periods beginning after September 15, 2006. Effective January 1, 2007, AVP adopted SFAS 156 with no significant impact on the Company's financial position or results of operations.

In June 2006, the EITF reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” ( EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. On January 1, 2007, AVP adopted EITF 06-03. AVP collects certain excise taxes levied by state or local governments. AVP excise taxes are accounted for on a gross basis and recorded as revenue. For the six months ended June 30, 2007, total excise taxes levied on ticket sales were not significant.

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes” (FIN 48),  which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. Effective January 1, 2007, the Company adopted FIN 48 with no significant impact on the Company’s financial position or results of operations.

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

On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of SFAS No. 87, 88, 106, and 132R" (SFAS 158). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for the Company’s fiscal year ending October 31, 2007. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measure at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reporting in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company currently does not believe SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

ITEM 3. CONTROLS AND PROCEDURES

AVP's management has evaluated, with the participation of its principal executive and financial officers, the effectiveness of AVP's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded, that, as of June 30, 2007, AVP's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by AVP in reports that it files or submits under the Exchange Act is accumulated and communicated to AVP's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 - Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2007.

AVP, INC. (Registrant)

By:	/s/ William Chardavoyne
William Chardavoyne Interim Chief Financial Officer