Form 10QSB
period 2007-09-30
AVP INC
filed 2007-11-14
CIK 930817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

As of November 14, 2007, the Registrant had 20,490,096 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

AVP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVP, INC.
Index to Financial Statements
Period Ended September 30, 2007

PAGE
Financial Statements
Unaudited and Audited Consolidated Balance Sheets	4
Unaudited Consolidated Statements of Operations	5
Unaudited Consolidated Statements of Changes in Stockholders’ Equity	6
Unaudited Consolidated Statements of Cash Flows	7-8
Unaudited Notes to Consolidated Financial Statements	9

AVP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,739,212	$5,052,636
Accounts receivable, net of allowance for doubtful accounts of $232,269 and $25,193	5,479,284	2,653,473
Prepaid expenses	237,941	242,007
Other current assets - current portion	162,355	301,477
TOTAL CURRENT ASSETS	9,618,792	8,249,593

PROPERTY AND EQUIPMENT, net	413,301	340,054

OTHER ASSETS	133,678	105,373

TOTAL ASSETS	$10,165,771	$8,695,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,878,334	$529,331
Accrued expenses	2,682,217	1,049,439
Deferred revenue	84,369	1,056,960
TOTAL CURRENT LIABILITIES	5,644,920	2,635,730

NON-CURRENT LIABILITIES	100,945	190,766

TOTAL LIABILITIES	5,745,865	2,826,496

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, 2,000,000 shares authorized:
Series A convertible preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Series B convertible preferred stock, $.001 par value, 250,000 shares authorized, 47,152 and 69,548 shares issued and outstanding	48	70
Common stock, $.001 par value, 80,000,000 shares authorized, 20,490,096 and 19,751,838 shares issued and outstanding	20,490	19,752
Additional paid-in capital	39,626,548	39,077,065
Accumulated deficit	(35,227,180)	(33,228,363)

TOTAL STOCKHOLDERS’ EQUITY	4,419,906	5,868,524

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,165,771	$8,695,020

See notes to consolidated financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE
Sponsorships/Advertising (1)	$10,228,458	$11,155,368	$19,219,248	$17,388,458
Other	2,577,980	2,654,724	4,604,591	3,855,602
TOTAL REVENUE	12,806,438	13,810,092	23,823,839	21,244,060

EVENT COSTS (2)	10,761,071	9,292,516	17,998,538	14,652,753
GROSS PROFIT	2,045,367	4,517,576	5,825,301	6,591,307

OPERATING EXPENSES
Sales and Marketing (3)	919,872	814,098	2,658,089	2,037,892
Administrative (4)	1,919,833	1,200,724	5,324,373	3,648,772
TOTAL OPERATING EXPENSES	2,839,705	2,014,822	7,982,462	5,686,664

OPERATING INCOME (LOSS)	(794,338)	2,502,754	(2,157,161)	904,643

OTHER INCOME (EXPENSE)
Interest expense	(745)	(7,823)	(745)	(19,754)
Interest income	44,748	72,173	158,725	127,118
Gain on disposal of asset	-	-	9,774	9,863
Gain on warrant derivative	-	-	-	111,042
TOTAL OTHER INCOME (EXPENSE)	44,003	64,350	167,754	228,269

INCOME (LOSS) BEFORE INCOME TAXES	(750,335)	2,567,104	(1,989,407)	1,132,912

INCOME TAXES	(8,610)	-	(9,410)	(800)

NET INCOME (LOSS)	(758,945)	2,567,104	(1,998,817)	1,132,112

Deemed Dividend to Series B Preferred Stock Shareholders	-	-	-	91,973
Net Income (Loss) Available to Common Shareholders	$(758,945)	$2,567,104	$(1,998,817)	$1,040,139

Earnings (loss) per common share:
Basic	$(0.04)	$0.13	$(0.10)	$0.07
Diluted	$(0.04)	$0.09	$(0.10)	$0.04

Shares used in computing earnings (loss) per share:
Basic	20,443,269	19,672,889	20,064,693	15,978,091
Diluted	20,443,269	27,718,609	20,064,693	24,199,242

(1) Sponsorship/advertising includes $507,800 and $158,496 in stock based contra-revenue for the three months ended September 30, 2007 and 2006, respectively and $507,800 and $252,842 for the nine months ended September 30, 2007 and 2006, respectively.

(2) Event costs include stock based expenses of $0 and $0 for the three months ended September 30, 2007 and 2006, respectively, and $0 and $1,000,000 for the nine months ended September 30, 2007 and 2006, respectively.

(3) Sales and marketing expenses includes stock based expenses of $19,045 and $27,575 for the three months ended September 30, 2007 and 2006, respectively, and $101,266 and $61,549 for the nine months ended September 30, 2007 and 2006, respectively.

(4) Administrative expenses includes stock based expenses of $21,236 and $40,656 for the three months ended September 30, 2007 and 2006, respectively, and $64,192 and $254,623 for the nine months ended September 30, 2007 and 2006, respectively.

See notes to consolidated financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2007

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2006	-	$-	69,548	$70	19,751,838	$19,752	$39,077,065	$(33,228,363)	$5,868,524
Conversion of Series B Preferred Stock to common stock	-	-	(22,396)	(22)	624,176	624	(602)	-	-
Cashless exercise of options	-	-	-	-	114,082	114	(114)	-	-
Issuance of warrants to broker-dealer for services	-	-	-	-	-	-	(21,793)	-	(21,793)
Expenses from issuance of employee options	-	-	-	-	-	-	64,192	-	64,192
Contra-revenue from issuance of warrants to national sponsor	-	-	-	-	-	-	507,800	-	507,800
Net loss	-	-	-	-	-	-	-	(1,998,817)	(1,998,817)
Balance, September 30, 2007	-	$-	47,152	$48	20,490,096	$20,490	$39,626,548	$(35,227,180)	$4,419,906

See notes to consolidated financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss)	$(1,998,817)	$1,132,112
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation of property and equipment	169,507	123,099
Bad debt expense	112,811	(17,435)
Interest income on investment in sales-type lease	-	(36,508)
Amortization of deferred commissions	101,266	61,547
Gain on disposal of assets	(9,774)	(9,864)
Other amortization	-	6,073
Stock based event costs	-	1,000,000
Contra-revenue from the issuance of warrant	507,800	252,842
Compensation from issuance of stock options and warrants	64,192	225,837
Change in fair value of derivative financial instrument	-	(111,042)
Compensation from issuance of common stock	-	28,786
Decrease (increase) in operating assets:
Accounts receivable	(2,938,621)	(4,657,190)
Prepaid expenses	4,066	(139,875)
Other assets	(153,793)	(83,409)
Increase (decrease) in operating liabilities:
Accounts payable	2,349,003	237,729
Accrued expenses	1,599,207	173,484
Deferred revenue	(1,028,841)	(92,290)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,221,994)	(1,906,104)

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in property and equipment	(241,430)	(255,747)
Proceeds from investment in sales-type lease	150,000	153,465
Proceeds from disposal of property and equipment	-	19,665
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(91,430)	(82,617)

See notes to consolidated financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(CONTINUED)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from sale of capital stock	$-		$5,500,002
Offering costs	-		(466,000)
Debt repayments	-		(416,737)
Payments for rescission of player options	-		(13,185)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-		4,604,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,313,424)		2,615,359
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,052,636		1,143,345
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,739,212		$3,758,704

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-		$113,478
Income taxes	$9,410		$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING INFORMATION

Conversion of Series B preferred stock into common stock	$624		$583
Payment of accrued registration penalty in common stock	$-		$935
Issuance of common stock to sales agent for services	$-		$200,000
Issuance of warrant to sales agent for services	$(21,793)	$	$ 88,148
Cashless exercise of warrant	$114		$14

See notes to consolidated financial statements.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of AVP, Inc. (“AVP”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in AVP’s latest Annual Report on Form 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of AVP’s financial position and the results of operations for the interim periods presented have been reflected herein. AVP’s business is seasonal; therefore, the revenue and results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the consolidated audited financial statements for the most recent fiscal year, as reported in the latest Form 10-KSB, have been omitted.

2. PROPOSED MERGER

On April 5, 2007, AVP entered into an Agreement and Plan of Merger (the "Merger Agreement") with AVP Holdings, Inc. and AVP Acquisition Corp., affiliates of Shamrock Holdings ("Shamrock"). Under the terms of the Merger Agreement, AVP Acquisition Corp. was to be merged with and into AVP, with AVP continuing as the surviving corporation. Upon consummation of the merger, each outstanding share of AVP common stock would have been cancelled and converted into the right to receive $1.23, and AVP would have become a wholly owned subsidiary of AVP Holdings, Inc. The transaction was expected to close in late September 2007, but it was subject to certain customary terms and conditions, including stockholder approval.

In connection with the Merger Agreement, the special committee (“Committee”) of the board of directors of AVP, entered into an agreement with Jefferies & Company, Inc. (“Jefferies”) under which Jefferies provided the Committee with financial advice and assistance in connection with the Committee’s review of the merger with Shamrock (the “Transaction”). In addition, Jefferies provided an opinion as to the fairness of the consideration to be paid to AVP stockholders in the transaction. For its services, Jefferies received a non-refundable fee of $250,000 on April 5, 2007 upon delivery of its opinion. In addition to those fees, AVP reimbursed Jefferies for all out-of-pocket expenses incurred by Jefferies in connection with the engagement.

Due to strong opposition from many of the stockholders of AVP, on September 5, 2007, AVP and Shamrock terminated the Merger Agreement. Upon termination, AVP reimbursed Shamrock the sum of two hundred forty thousand dollars ($240,000) for certain expenses related to the transaction incurred by Shamrock. In addition, upon the earlier of the date one year after the date of the termination agreement or the date upon which AVP consummates a transaction or series of related transactions pursuant to which AVP raises at least $5,000,000, AVP will pay Shamrock $150,000.

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

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. EARNINGS (LOSS) PER BASIC AND DILUTED SHARE OF COMMON STOCK

Basic earnings (loss) per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the “treasury stock” method. The dilutive effect of outstanding convertible preferred stock is reflected in diluted earnings per share by application of the “if-converted” method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options and warrants.

The following options, warrants and other incremental shares to purchase shares of common stock were excluded from the computation of diluted earnings (loss) per share available to common stockholders for the three and nine months ended September 30, 2007 as their effect would be antidilutive.

Options and Warrants	18,770,020
Series B Preferred Stock	1,314,126
Total	20,084,146

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Numerator:
Net income available to common shareholders	$2,567,104	$1,040,139
Denominator:
Weighted-average shares outstanding	19,672,889	15,978,091
Effect of dilutive options, warrants and convertible preferred stock	8,045,720	8,221,151
Denominator for diluted earnings per share	27,718,609	24,199,242
Basic earnings per share	$0.13	$0.07
Diluted earnings per share	$0.09	$0.04

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

Determining the appropriate fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected term. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted from historical data on employee exercises is not yet determinable. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. As of September 30, 2007, the Company had approximately $53,805 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 0.95 years. Due to the inherent uncertainty in valuing awards for publicly-traded stock as of the grant date, given that such awards will be exercised, purchased or sold at indeterminate future dates, the actual value realized by the recipients, if any, may vary significantly from the value of the awards estimated at the grant date

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006
Risk-free interest rate	4.03 - 4.95%	4.80 - 5.30%
Expected life	3 - 5 years	4 - 10 years
Expected volatility	77 - 80%	85 - 95%
Expected forfeiture rate	0%	0%
Expected dividend yield	0%	0%

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. STOCK OPTIONS

Stock Option Plans

On August 23, 2005, the stockholders approved the adoption of the 2005 Stock Incentive Plan. Under the 2005 Plan, AVP may grant awards of stock options (including stock purchase warrants) and restricted stock grants to its officers, directors, employees, consultants, players, and independent contractors. AVP may issue an aggregate of 30,000,000 shares of its common stock under the 2005 Plan, including approximately 14,000,000 shares consisting of management warrants, as well as options previously granted by AVP’s wholly owned subsidiary, Association of Volleyball Professionals, Inc. (the “Association”), which were subsequently converted to AVP stock options upon the Association’s acquisition by AVP. AVP may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, and options, warrants, and other rights to buy AVP’s common stock that are not qualified as incentive stock options. The exercise price of each optioned share is determined by the Compensation Committee; however the exercise price for incentive stock options and nonqualified stock options will not be less than 100% of the fair market value of the optioned shares on the date of grant. The exercise price of incentive stock options granted to holders of more than 10% of AVP’s Common Stock must be at least 110% of the fair market value of the Common Stock on the date of grant.

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

The following table contains information on the stock options under the Plan for the nine months ended September 30, 2007 and the year ended December 31, 2006. The outstanding options expire from April 2008 to November 2016.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2006	12,015,262	$0.87
Granted	150,000	0.70
Exercised	—	—
Cancelled	(87,178)	1.67
Options outstanding at December 31, 2006	12,078,084	0.86
Granted	—	—
Exercised	(100,977)	0.01
Cancelled	(7,200)	2.40
Options outstanding at September 30, 2007	11,969,907	0.86

The weighted average fair value of options granted was $-0- in 2007 and $0.59 in 2006.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. STOCK OPTIONS (CONTINUED)

Stock Option Plans (Continued)

The following table summarizes information about AVP’s stock-based compensation plan at September 30, 2007:

Options outstanding and exercisable by price range as of September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.01 -.30	6,017,966	2.3	$0.03	6,017,966	$0.03
.31 -.90	1,805,480	6.1	0.77	1,730,480	0.77
.91 -1.60	696,035	1.6	1.60	671,986	1.60
1.61 -2.80	3,450,426	1.8	2.21	3,445,152	2.21
.01 -2.80	11,969,907	2.7	0.86	11,865,584	0.86

In connection with stock options granted to employees to purchase common stock, AVP recorded $64,192 of stock-based compensation expense for the nine months ended September 30, 2007 and $33,323 for the nine months ended September 30, 2006.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. STOCK OPTIONS (CONTINUED)

Other Stock Options

The following table contains information on all of AVP’s non-plan stock options for the period ended September 30, 2007 and the year ended December 31, 2006.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2006	3,467,425	$1.89
Granted	4,173,506	1.16
Exercised	(20,195)	0.30
Cancelled	(1,403,794)	1.76
Options outstanding at December 31, 2006	6,216,942	1.44
Granted	600,000	0.80
Exercised	(16,829)	0.30
Cancelled	—	—
Options outstanding at September 30, 2007	6,800,113	1.38

The weighted average fair value of options granted was $0.85 in 2007 and $0.65 in 2006.

The following table summarizes information about AVP’s non-qualified stock options at September 30, 2007:

Options outstanding and exercisable by price range as of September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.30 - 1.50	3,862,193	3.6	$0.89	3,862,193	$0.89
1.60 - 3.40	2,937,920	1.8	2.03	2,937,920	2.03
.30 - 3.40	6,800,113	2.8	1.38	6,800,113	1.38

In connection with warrants granted to non-employees to purchase Common Stock, AVP recorded warrant expense of $46,720 in sales and marketing expenses and $507,800 in contra-revenue for the period ended September 30, 2007 and $25,185 in sales and marketing expenses, $192,514 in administrative expenses, and $252,842 in contra-revenue for the nine months ended September 30, 2006. Such amounts represent, for each non-employee stock option, the valuation under SFAS 123R on the date of the grant.

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

The future minimum rental payments under the non-cancellable operating leases are as follows:

Years Ending December 31,
2007	$91,693
2008	351,500
2009	357,000
2010	90,000
Total	$890,193

Rent expense for the corporate office facility charged to operations was $93,496 and $79,579 for the three months ended September 30, 2007 and 2006, respectively. Rent expense was $254,739 and $239,049 for the nine months ended September 30, 2007 and 2006, respectively.

Officer Indemnification

Under its organizational documents, AVP’s directors are indemnified against certain liabilities arising out of the performance of their duties to AVP. AVP also has an insurance policy for its directors and officers to insure them against liabilities arising from the performance of their duties required by their positions with AVP. AVP’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against AVP that have not yet occurred. However, based on experience, AVP expects the risk of loss to be remote.

Legal proceedings

A complaint was filed on June 6, 2007 in the United States Circuit Court of Cook County, Illinois, in which the plaintiff seeks damages for personal injuries relating to a fall the plaintiff suffered during a volleyball tournament taking place at the Hard Rock Hotel & Casino in Las Vegas, Nevada on September 7, 2005. Discovery is still being completed and therefore management is unable to determine or predict the outcome of this claim or the impact, if any, on the Company’s financial condition or results of operations. Accordingly, the Company has not recorded a provision for this matter in its financial statements.

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

On March 24, 2006, AVP entered an agreement with Wall Street Communications Group, Inc. ("Sales Agent") pursuant to which Sales Agent performed sales services for AVP in connection with a sponsorship/advertising agreement with Crocs, Inc. (“Crocs”) which currently serves as title sponsor for the AVP Tour. For its services, the Sales Agent received 250,000 shares of AVP common stock valued at $200,000 and a warrant to purchase up to 200,000 shares of AVP common stock. The exercise price of the warrant is $.80. On September 30, 2006, the warrants had a value of $88,148, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 3.5 years, estimated volatility of 83.3% and a risk free interest rate of 4.62%. For the nine months ended September 30, 2006, we expensed $25,185 related to the warrants. AVP agreed to file a registration statement for resale of the shares and the shares underlying the warrant by April 12, 2007. The registration statement became effective on June 30, 2006. The expiration date of the warrant is April 12, 2010 (the fourth anniversary of the signing of the Crocs Sponsorship/Advertising Agreement).

On April 12, 2006, AVP entered a multi-year sponsorship/advertising agreement ("Agreement") with Crocs pursuant to which Crocs became the title sponsor of the AVP Tour through the final event of the 2008 AVP Tour season. In the Agreement, AVP agreed to issue warrants to purchase up to 1,000,000 shares of common stock of AVP. The vesting period is as follows: (i) 200,000 shares on April 12, 2006 and (ii) 200,000 shares on each January 15th for the years 2007 through 2010; however no shares shall be granted in 2008, 2009 or 2010 if Crocs reduces its sponsorship in 2008, or in either 2009 or 2010 if the Agreement is not extended beyond 2008 or in such earlier years if the Agreement is terminated by either party for breach prior to the final event of the 2008 AVP Tour season. The exercise price of the warrants are $.80. The warrants were recorded with a value of $252,842, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 6 years, estimated volatility of 95% and a risk free interest rate of 4.92%. The fair value of the warrants was recorded through the Consolidated Statement of Operations as contra-revenue. For the nine months ended September 30, 2006, we recognized $252,842 related to these warrants. AVP filed a registration statement for resale of the shares underlying the warrants, which became effective on June 30, 2006. The expiration date of the warrant is April 12, 2012 (sixth anniversary of the execution of the Agreement).

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

As a result of the shares of common stock sold in May and June 2006, the conversion rate of the outstanding Series B Convertible Preferred Stock increased from 24.3 to 27.87 in accordance with the anti-dilution provision from the private placement of units of Series B Convertible Preferred Stock closed in February 2005 (“February 2005 Financing”). Each unit sold in the February 2005 Financing consisted of 4 shares of AVP's Series B Preferred Stock (each Preferred Stock was originally convertible into 24.3 shares of common stock), and a five-year warrant to purchase up to 24.3 shares of the AVP's common stock. In accordance with the February 2005 Financing anti-dilution provisions, the number of shares of common stock for which the warrants were exercisable was adjusted. The warrant agreement entitles Series B Preferred Stock holders to purchase 131,521 additional shares of common stock--for accounting purposes, the additional warrants were treated as a dividend. All outstanding shares of Series B Convertible Preferred Stock are now convertible into 27.87 shares of common stock.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. CAPITAL TRANSACTIONS (CONTINUED)

In addition, as a result of the new shares sold in May and June 2006, AVP also issued to Maxim, broker-dealer and underwriter for the February 2005 Financing, a warrant to purchase 122,898 additional shares of common stock in accordance with its anti-dilution provision. The warrants were recorded through the Consolidated Statement of Operations as an administrative expense with a value of $93,135, which was determined using the Black-Scholes valuation method, for the nine months ended September 30, 2006.

For the nine months ended September 30, 2006, 23,468 shares of Series B preferred stock were converted into 583,439 shares of AVP's common stock pursuant to notices of conversions from two individual investors.

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

For the nine months ended September 30, 2007, 22,396 shares of Series B preferred stock were converted into 624,176 shares of AVP’s common stock.

During the nine months ended September 30, 2007, AVP issued 13,945 shares of common stock pursuant to the cashless exercise of options for 16,829 shares of common stock. The exercise price of the options was $0.30 per share.

During the nine months ended September 30, 2007, AVP issued 100,137 shares of common stock pursuant to the cashless exercise of options for 100,977 shares of common stock. The exercise price of the options was $0.01 per share.

Pursuant to the April 12, 2006 Title Sponsorship Agreement with Crocs, in which, AVP agreed to issue warrants to purchase up to 1,000,000 shares of common stock of AVP as follows: a warrant for 400,000 shares on April 12, 2006 and for 200,000 shares for each of the years 2008 through 2010. However, no warrants would be issued in 2008, 2009, or 2010 if Crocs relinquished the “Title” sponsorship and reduced its sponsorship to a “Platinum” level sponsorship following the 2007 season, or if the agreement was not extended for two more years, or if the agreement was terminated for breach prior to the final event of the 2008 AVP Tour season. Crocs had the option to reduce its sponsorship level until July 15, 2007. As of July 15, 2007, Crocs did not exercise its option to reduce its sponsorship level for 2008; therefore, Crocs was granted a warrant to purchase additional 200,000 shares. The warrants were valued using Black-Scholes method and recorded through the Consolidated Statement of Operations as contra-revenue. The warrants were recorded with a value of $174,600. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 4.75 years, estimated volatility of 79.32% and a risk free interest rate of 4.95%.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. CAPITAL TRANSACTIONS (CONTINUED)

On August 12, 2007, Crocs extended the term of its Title Sponsorship Agreement through 2012, which triggered a warrant grant for 400,000 shares for years 2009 and 2010 pursuant to the April 12, 2007 agreement. The warrants were valued at $333,200 using the Black-Scholes method and recorded through the Consolidated Statement of Operations as contra-revenue.  The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 4.67 years, estimated volatility of 78.15% and a risk free interest rate of 4.57%.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which is an amendment of SFAS No. 133 and 140. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host), if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Effective January 1, 2007, AVP adopted SFAS 155 with no significant impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No.156, “Accounting for Servicing of Financial Assets - an Amendment of SFAS No.140” (SFAS 156). SFAS 156 amends SFAS 140 to clarify the accounting for servicing assets and servicing liabilities. Among other provisions, the new accounting standard requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 is effective for the fiscal periods beginning after September 15, 2006. Effective January 1, 2007, AVP adopted SFAS 156 with no significant impact on the Company’s financial position or results of operations.

In June 2006, the EITF reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. On January 1, 2007, AVP adopted EITF 06-03. AVP collects certain excise taxes levied by state or local governments. AVP excise taxes are accounted for on a gross basis and recorded as revenue. For the nine months ended September 30 2007, total excise taxes levied on tickets sales were not significant.

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes” (FIN 48), which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. Effective January 1, 2007, the Company adopted FIN 48 with no significant impact on the Company’s financial position or results of operations.

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of SFAS No. 87, 88, 106, and 132R” (SFAS 158). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ended after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company currently does not believe SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October. For 2007, we held 18 men’s and 18 women’s events in Miami, FL, Dallas, TX, Huntington Beach, CA, Glendale, AZ, Hermosa Beach, CA, Louisville, KY, Tampa, FL, Atlanta, GA, Charleston, SC, Seaside Heights, NJ, Long Beach, CA, Chicago, IL, Manhattan Beach, CA, Boston, MA, Brooklyn, NY, Cincinnati, OH, Las Vegas, NV, and San Francisco, CA. Nine of the 18 cities were the same as last year.

Results of Operations for the three months ended September 30, 2007 and 2006

Revenue

Summary Revenue			Percentage
	Three Months Ended September 30,		Increase
	2007	2006	(Decrease)
Sponsorship/advertising	$10,228,458	$11,155,368	(8%)
Activation Fees	862,629	450,038	92%
Local Promoter Revenue	600,000	1,093,250	(45%)
Local Revenue	663,776	609,283	9%
Miscellaneous Revenue	451,575	502,153	(10%)
Total Revenue	$12,806,438	$13,810,092	(7%)

AVP’s business is seasonal; substantially all revenue is recorded in the second and third quarters. The majority of AVP’s revenues are derived from sponsorship and advertising contracts with national sponsors. AVP recognizes national sponsorship/advertising revenue and activation fees during the tour, as the events occur and collection is reasonably assured, in the proportion that prize money for an event bears to total prize money for the season. Local sponsorship/advertising revenue, local promoter fees and local revenue are recognized as the applicable events occur. AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October.

Sponsorship/advertising revenue for the three months ended September 30, 2007 decreased 8% or $0.9 million as compared to the three months ended September 30, 2006, due to the Company recognizing a lower percentage of annual contracted national sponsorship/advertising revenue, as nine events took place in the three months ended September 30, 2007 (out of 18 events in 2007) compared to ten events taking place in the three months ended September 30, 2006 (out of 16 events in 2006). Sponsorship/advertising revenue includes stock based contra-revenue as a result of non-employee warrants valued under SFAS 123R for warrants granted during the three months ended September 30, 2007 and 2006, $0.5 million and $0.2 million, respectively. For the three months ended September 30, 2007 and 2006, the average sponsorship/advertising revenue per event was $1.1 million.

The 92% increase in activation fees was primarily due to an increase in annual gross activation revenue as a result of adding a new sponsor for a fully integrated activation services program. The average activation revenue per event for the three months ended September 30, 2007 and 2006 was approximately $96 thousand and $45 thousand, respectively.

Local promoter revenue for the three months ended September 30, 2007 decreased 45% or $0.5 million as compared to the three months ended September 30, 2006. For the three months ended September 30, 2007, the majority of the 2006 promoter agreements were restructured to a profit-share model, in which the event promoter is responsible for certain specified event expenses (“approved event budget”) including the stadium, sand, various operational costs (e.g., phone lines, certain event personnel, and security), event permits, and/or marketing costs, and the parties share local revenue on a 50-50 basis, after recoupment of the approved event budget. The new 2007 promoter agreements were based on the profit-share model. Maintaining the 2006 promoter fee model increased the risk of losing event promoters in 2007 and forward. For the three months ended September 30, 2006, we entered agreements with seven event promoters pursuant to which the promoter paid AVP a promoter fee in exchange for the right to exploit local revenue, including ticket sales, local sponsorships, parking, and concessions.

Local revenue for the three months ended September 30, 2007 increased 9% as a result of an increase in sales of corporate luxury suites.

Miscellaneous revenue for the three months ended September 30, 2007 decreased 10% or $0.1 million. The decrease is primarily due to a decrease in AVPNext revenue and a decrease in trademark licensing revenue.

Event Costs

Event costs primarily include the direct costs of producing an event, costs related to the airing of events on network television, and the cost of servicing our sponsors. Event costs are recognized on an event-by-event basis and event costs billed and/or paid prior to their respective events are recorded as prepaid event costs and expensed at the time the event occurs.

					Increase
Summary Costs			% Revenue		as
	Three Months Ended September 30,		Three Months Ended September 30,		% of Revenue
	2007	2006	2007	2006	2007 vs. 2006
Event Costs	$10,761,071	$9,292,516	84%	67%	17%

The increase of 16% or $1.5 million in total event costs was attributable to an increase in network broadcast cost and cable television production costs. For the three months ended September 30, 2007, five events were broadcast on network television; however, four events were broadcast on network television for the three months ended September 30, 2006. For the three months ended September 30, 2007, $0.3 million was incurred in cable production costs, however, no cable television production costs were incurred for the three months ended September 30, 2006.

Gross Profit

Gross Profit
	Three Months Ended September 30,
	2007	2006
Revenue	$12,806,438	$13,810,092
Event Costs	10,761,071	9,292,516
Gross Profit	$2,045,367	$4,517,576
Gross Profit %	16%	33%

AVP’s gross profit margin for the three months ended September 30, 2007 was 16% compared to 33% for the three months ended September 30, 2006. The decrease in the gross profit margin is due to a decrease in sponsorship/advertising revenue of $0.9 million, an increase in network broadcast cost of $0.8 million, an increase in television production costs of $0.5 million, and an increase in activation costs of $0.2 million.

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

Operating Expenses

					Increase
Summary Costs			% Revenue		as
	Three Months Ended September 30,		Three Months Ended September 30,		% of Revenue
	2007	2006	2007	2006	2007 vs. 2006
Administrative	$1,919,833	$1,200,724	15%	9%	6%
Sales and Marketing	919,872	814,098	7%	6%	1%
Total Costs	$2,839,705	$2,014,822	22%	15%	7%

The 60% or $0.7 million increase in administrative costs was primarily due to $0.6 million of transaction costs from the agreement and plan of merger with Shamrock Holdings, Inc. (“Shamrock Transaction”) and SEC compliance costs related to the Sarbanes Oxley Act of 2002.

The 13% or $0.1 million increase in sales and marketing costs reflects an increase in sales personnel and bad debt expense resulting from an allowance for doubtful account.

Depreciation and Amortization Expense
	Three Months Ended September 30,		Percentage Increase
	2007	2006	(Decrease)
Depreciation Expense	$60,248	$46,956	28%
Amortization Expense	-	2,051	(100%)
Total	$60,248	$49,007	23%

The 28% increase in depreciation expense resulted from an increase in depreciable assets, including information technology equipment and rotational signage equipment.

Other Income (Expense)
	Three Months Ended September 30,		Percentage
	2007	2006	Decrease
Interest Expense	$(745)	$(7,823)	(90%)
Interest Income	44,748	72,173	(38%)
Total	$44,003	$64,350	(32%)

The 90% decrease in interest expense reflects a reduction in short-term debt.

The 38% decrease in interest income is due to a lower cash balance for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Operating Income (Loss) and Net Income (Loss)

Operating Income (Loss) and Net Income (Loss)			% Revenue
	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Operating Income (Loss)	$(794,338)	$2,502,754	(6%)	18%
Net Income (Loss)	$(758,945)	$2,567,104	(6%)	19%

The Company’s operating loss and net loss for the three months ended September 30, 2007 primarily reflects a decrease of $0.9 million in sponsorship/advertising revenue, an increase in network broadcast and television production costs of $1.3 million, and costs related to the Shamrock Transaction.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Revenue

Summary Revenue
	Nine Months Ended September 30,		Percentage Increase
	2007	2006	(Decrease)

Sponsorship/advertising	$19,219,248	$17,388,458	11%
Activation Fees	1,569,373	598,485	162%
Local Promoter Revenue	611,606	1,239,250	(51%)
Local Revenue	1,149,432	1,107,054	4%
Miscellaneous Revenue	1,274,180	910,813	40%
Total Revenue	$23,823,839	$21,244,060	12%

Sponsorship/advertising revenue for the nine months ended September 30, 2007 increased 11% or $1.8 million as compared to the nine months ended September 30, 2006, due to an increase in annual contracted sponsorship/advertising revenue from $17.4 million in 2006 to $19.2 million in 2007. Sponsorship/advertising revenue includes contra-revenue as a result of non-employee warrants valued under SFAS 123R for warrants granted during the nine months ended September 30, 2007 and 2006, $0.5 million and $0.3 million, respectively. For the nine months ended September 30, 2007 and 2006, the average sponsorship/advertising revenue per event was $1.1 million.

The 162% increase in activation fees was primarily due to an increase in annual gross activation revenue as a result of adding a new sponsor for a fully integrated activation services program. The average activation revenue per event for the nine months ended September 30, 2007 and 2006 was approximately $87 thousand and $37 thousand, respectively.

Local promoter revenue for the nine months ended September 30, 2007 decreased 51% or $0.6 million as compared to the nine months ended September 30, 2006. For the nine months ended September 30, 2007, the majority of the 2006 promoter agreements were restructured to a profit-share model, in which the event promoter is responsible for certain specified event expenses (“approved event budget”) including the stadium, sand, various operational costs (e.g., phone lines, certain event personnel, and security), event permits, and/or marketing costs, and the parties share local revenue on a 50-50 basis after recoupment of the approved event budget. The new 2007 promoter agreements were based on the profit-share model. Maintaining the 2006 promoter fee model increased the risk of losing the event promoters in 2007 and forward. For the nine months ended September 30, 2006, we entered agreements with eight event promoters pursuant to which the promoter paid AVP a promoter fee in exchange for the right to exploit local revenue, including ticket sales, local sponsorships, parking, and concessions.

Local revenue was flat year over year; however, the average local revenue by non-promoter event increased as a result of an increase in sales of corporate luxury suites.

The 40% or $0.4 million increase in miscellaneous revenue primarily includes the addition of a marketing services program.

Event Costs

Summary Costs			% of Revenue		Increase
	Nine Months Ended September 30,		Nine Months Ended September 30,		in % of Revenue
	2007	2006	2007	2006	2007 vs. 2006

Event Costs	$17,998,538	$14,652,753	76%	69%	7%

The increase of 23% or $3.3 million in total event costs was attributable to two additional events taking place during the nine months ended September 30, 2007 (18 events compared to 16 events taking place during the nine months ended September 30, 2006). For the nine months ended September 30, the average event cost for 2007 increased to $1.0 million from an average event cost of $0.9 million for 2006. The increase in the average event cost for the nine months ended September 30, 2007 is attributable to increases in network broadcast time and television production costs of $0.7 million, in prize money of $0.7 million, in court construction of $0.2 million, in power of $0.1 million, and barter advertising-television spots of $0.3 million. In addition, activation costs increase a result of adding a new sponsor for a fully integrated activation services program during the nine months ended September 30, 2007.

Gross Profit

Gross Profit
	Nine Months Ended September 30,
	2007	2006
Revenue	$23,823,839	$21,244,060
Event Costs	17,998,538	14,652,753
Gross Profit	$5,825,301	$6,591,307
Gross Profit %	24%	31%

AVP’s gross profit margin for the nine months ended September 30, 2007 was 24% compared to 31% for the nine months ended September 30, 2006. The decrease in the gross profit margin is due to an increase in prize money of $0.7 million, increase in cable television production costs of $0.7 million, and increase in activation costs, which resulted in an increase in average event cost.

Operating Expenses
Summary Costs			% of Revenue		Increase
	Nine Months Ended September 30,		Nine Months Ended September 30,		in % of Revenue
	2007	2006	2007	2006	2007 vs. 2006

Administrative	$5,324,373	$3,648,772	22%	17%	5%
Sales and Marketing	2,658,089	2,037,892	11%	10%	1%

Total Costs	$7,982,462	$5,686,664	33%	27%	6%

The 46% or $1.7 million increase in administrative costs was primarily due to the Shamrock Transaction of $1.4 million, additional headcount, salary increases, and SEC compliance costs related to the Sarbanes Oxley Act of 2002.

The 30% or $0.6 million increase in sales and marketing costs primarily reflects an increase in commission expense paid to external sales agents, increase in recruiting costs related to new sales personnel, increase in consulting services, salary increases, and increase in bad debt expense.

Depreciation and Amortization Expense
	Nine Months Ended September 30,		Percentage Increase
	2007	2006	(Decrease)

Depreciation Expense	$169,507	$123,099	38%
Amortization Expense	-	6,073	(100%)
Total	$169,507	$129,172	31%

The 38% increase in depreciation expense resulted from an increase in depreciable assets, including information technology equipment; transportation equipment (e.g., truck, flat bed trailer); and rotational signage equipment.

Other Income (Expense)
	Nine Months Ended September 30,		Percentage Increase
	2007	2006	(Decrease)
Interest Expense	$(745)	$(19,754)	(96%)
Interest Income	158,725	127,118	25%
Gain on disposal of asset	9,774	9,863	(1%)
Derivative financial instrument gain	-	111,042	(100%)
Total	$167,754	$228,269	(27%)

The 96% decrease in interest expense reflects a reduction in short-term debt.

The 25% increase in interest income reflects interest earned at a higher rate on our higher cash balance for the nine months ended September 30, 2007.

For the nine months ended September 30, 2006, we recorded a derivative financial instrument gain on reclassification of warrants sold in the May and June 2006 Financing, upon effectiveness of the registration of the underlying shares.

Operating Income (Loss) and Net Income (Loss)

Operating Income (Loss) and Net Income (Loss)			% of Revenue
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Income (Loss)	$(2,157,161)	$904,643	(9)%	4%
Net Income (Loss)	$(1,998,817)	$1,132,112	(8)%	5%

The Company’s net loss primarily reflects an increase of in prize money, in network broadcast time and television production costs, activation costs, and costs related to the Shamrock Transaction.

Liquidity and Capital Resources

Sources of Liquidity
	September 30, 2007	December 31, 2006	(Decrease)
Cash and cash equivalents	$3,739,212	$5,052,636	$(1,313,424)

Percentage of total assets	37%	58%

	Nine Months Ended September 30,		Increase/
	2007	2006	(Decrease)
Cash flows used in operating activities	$(1,221,994)	$(1,906,104)	$(684,110)
Cash flows used in investing activities	(91,430)	(82,617)	8,813
Cash flows provided by financing activities	-	4,604,080	(4,604,080)

As of September 30, 2007, our primary source of liquidity is comprised of $3.7 million of cash and cash equivalents.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year, cash flows generated from continuing operations, and cash flow provided by financing activities.  We have generated significant cash flows from the issuance of our common stock through private placement which are described in more detail below in “Cash Flows Provided by Financing Activities.”

We believe that we have sufficient working capital ($4.0 million at September 30, 2007) to finance our operational requirements for at least the next 12 months.

Cash flows used in operating activities for the nine months ended September 30, 2007 and 2006 were $1.2 million and $1.9 million, respectively. The variance in cash flows used in operating activities for the nine months ended September 30, 2007 is primarily due to increases in accounts payable and accrued liabilities, which offset the increase in accounts receivable. Working capital, consisting of current assets less current liabilities, was $4.0 million at September 30, 2007 and $6.7 million at September 30, 2006.

At September 30, 2007 and 2006, accounts receivable had increased $2.9 million and $4.7 million as compared to December 31, 2006 and 2005, respectively. At September 30, 2007 and 2006, deferred revenues had decreased $1.0 million and $0.1 million as compared to December 31, 2006 and 2005, respectively. Deferred revenues are recorded as AVP collects revenues prior to holding certain events.

Capital expenditures for the nine months ended September 30, 2007 and 2006 were $0.2 million and $0.3 million, respectively. During the nine months ended September 30, 2007, AVP purchased information technology equipment, vehicles, and rotational signage equipment. During the nine months ended September 30, 2006, AVP purchased a scoreboard, activation equipment, and banners and flags.

Cash flows provided by financing activities for 2007 and 2006 were $0 and $4.6 million, respectively. During the second quarter of 2006, pursuant to the May and June 2006 Financing, we completed a private placement of common stock and warrants which generated net proceeds of $5.0 million, net of offering costs of $0.5 million. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received warrants to common stock on substantially the same terms as the warrants sold to investors. The sale of the securities was exempt from registration pursuant under Securities Act section 4(2).

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

On April 20, 2006, the Board of Directors approved fees for outside directors for their services. For the nine months ended September 30, 2006, AVP issued 34,680 common stock shares to directors for services rendered, in lieu of cash payments.

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

Income Taxes

As discussed in Note 9, AVP adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. There was no material effect on the Company’s financial condition or results of operation as a result of implementing FIN 48. AVP accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred taxes to the amount that is more likely than not to be realized.

Recently Issued Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which is an amendment of SFAS No. 133 and 140. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host), if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Effective January 1, 2007, AVP adopted SFAS 155 with no significant impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No.156, “Accounting for Servicing of Financial Assets - an Amendment of SFAS No.140” (SFAS 156). SFAS 156 amends SFAS 140 to clarify the accounting for servicing assets and servicing liabilities. Among other provisions, the new accounting standard requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 is effective for the fiscal periods beginning after September 15, 2006. Effective January 1, 2007, AVP adopted SFAS 156 with no significant impact on the Company’s financial position or results of operations.

In June 2006, the EITF reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” ( EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. On January 1, 2007, AVP adopted EITF 06-03. AVP collects certain excise taxes levied by state or local governments. AVP excise taxes are accounted for on a gross basis and recorded as revenue. For the nine months ended September 30, 2007, total excise taxes levied on ticket sales were not significant.

In July 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes” (FIN 48), which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. Effective January 1, 2007, the Company adopted FIN 48 with no significant impact on the Company’s financial position or results of operations.

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of SFAS No. 87, 88, 106, and 132R” (SFAS 158). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ended after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company currently does not believe SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

ITEM 3. CONTROLS AND PROCEDURES

AVP's management has evaluated, with the participation of its principal executive and financial officers, the effectiveness of AVP's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded, that, as of September 30, 2007, AVP's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by AVP in reports that it files or submits under the Exchange Act is accumulated and communicated to AVP's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1 - Termination of Agreement and Mutual Release dated September 5, 2007, between AVP, Shamrock Growth Fund II, L.P., AVP Holdings, Inc. and AVP Acquisition Corp., incorporated by reference from Exhibit 10.1 to AVP current report on Form 8-K dated September 10, 2007

31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 - Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2007.

AVP, INC. (Registrant)

By:	/s/ Tom Torii
Tom Torii Interim Chief Financial Officer