Form 10KSB
period 2007-12-31
AVP INC
filed 2008-03-31
CIK 930817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number 000-26454

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

The issuer’s revenue, including interest income, for its most recent fiscal year was $24,266,873. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 17, 2008 was $9,713,689.

As of March 19, 2008, the Registrant had approximately 20,551,633 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-KSB will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to AVP, Inc. (“AVP”) that are based on the beliefs and assumptions made by AVP's management, as well as on information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of AVP with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report under the caption "Risk Factors" in Item 1. AVP does not intend to update these forward-looking statements.

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

Our Business

The AVP tour is the sole nationally recognized U.S. professional beach volleyball tour. AVP has more than 200 of the top professional players under exclusive contracts, as well as a growing base of spectators that we believe represent an attractive audience for national, regional, and local sponsors. Every top U.S. men’s and women’s beach volleyball professional, including the women’s gold and bronze medalists in the 2004 Olympic Games, competes on the AVP tour. Our business includes establishing and managing tournaments; sponsorship/advertising sales and sales of broadcast, licensing, and trademark rights; sales of tickets, food, beverage, and merchandise at the tournaments; contracting with players in the tour; and associated activities.

We produced 18 men's and 18 women's professional beach volleyball tournaments throughout the United States from April through September 2007. For 2008, we have scheduled 18 men's and 18 women's professional beach volleyball tournaments to be held in Miami, FL; Dallas, TX; Huntington Beach, CA; Charleston, SC; Louisville, KY; Atlanta, GA; Hermosa Beach, CA; Belmar, NJ; Boulder, CO; Santa Barbara, CA; Brooklyn (Coney Island), NY; Long Beach, CA; Chicago, IL; Cincinnati, OH; Atlantic City, NJ; San Francisco, CA; Manhattan Beach, CA; and Glendale, AZ;. Fourteen of the 18 cities are the same as in 2007. We have more than 200 of the top professional players under exclusive contracts, as well as a growing base of spectators that we believe represent an attractive audience for national, regional, and local sponsors.

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

We partnered with Anschutz Entertainment Group (AEG) to produce the first-ever indoor beach volleyball national tour, the Hot Winter Nights Tour, from January 10 to February 23, 2008. The 2008 AVP Hot Winter Nights Tour brought the excitement and experience of an AVP beach volleyball tournament indoors for the very first time with each stop consisting of a three hour competition and 'beach festival.' The 2008 AVP Hot Winter Nights Tour schedule includes 19 stops in many likely snowbound cities in the Midwest and Northeast United States. We have scheduled indoor beach volleyball tournaments to be held in Oklahoma City, OK; St. Louis, MO; Kansas City, MO; Milwaukee, WI; Madison, WI; LaCrosse, WI; Minneapolis, MN; Columbus, OH; Albany, NY; Trenton, NJ; Norfolk, VA; Charlottesville, VA; Omaha, NE; Rosemont, IL; Bloomington, IL; Spokane, WA; Everett, WA; Portland, OR; and Las Vegas NV.

We entered a five-year agreement with the Australian Volleyball Federation (AVF) to promote the national tour in Australia. The deal grants the AVP the license to operate and promote the annual AVF tour and brings together the top beach volleyball organizations from two countries that are established as leaders in the development of the sport. The 2008 AVF tour schedule includes five events in prominent beach locations throughout Australia: Gold Coast in Surfers Paradise, Queensland; Manly Beach in Sydney, New South Wales; Port Macquarie, New South Wales; Perth, Scarborough Beach, Western Australia; and Adelaide in Glenelg, South Australia.

Sources of Revenue

We generate revenue principally as follows:

National Sponsorships and Advertising: We currently generate by far the greatest amount of our revenue by selling to national sponsors fully integrated sponsorships, which include both advertising time during live or previously taped broadcasts of our tournaments and significant on-site exposure at the tournaments in the form of signage, interactive areas, and the like. In addition to paying for advertising time and on-site exposure, sponsors support the AVP tour through retail activation (e.g., national in-store promotions featuring our brand), media buys that support our events, and other promotional activities that support our brand (e.g., print ads and television commercials featuring AVP branding). National sponsors include Crocs (through 2012), Bud Light (through 2008), Gatorade (through 2009), Nautica (through 2008), Paul Mitchell (through 2008), Jose Cuervo Tequila (through 2008), Wilson (through 2008), McDonald's (through 2008), Nature Valley (through 2009), and Hilton (through 2009). Many of our sponsors have been in place since 2003 or earlier.

On August 12, 2007, AVP extended a multi-year sponsorship agreement with Crocs, Inc. pursuant to which Crocs is the title sponsor of the AVP tour through the end of the 2012 tour season.

The amount that we charge each national sponsor depends primarily on the number of network or cable advertising units that the national sponsor receives in our broadcasts, as well as the exposure that the national sponsor receives on-site at our tournaments. We hire independent marketing and promotional valuation companies each season to measure the benefits that national sponsors receive and provide these valuation results to our national sponsors to validate their investments in AVP. National sponsorship revenue accounted for 73% of revenue in 2007, with one national sponsor accounting for 17% of total revenue. We conduct national sponsorship sales primarily with our own sales staff.

Local Sponsorship Revenue: We also receive revenue from local and regional companies seeking to reach our fan base. We sell a variety of local packages at various financial levels intended to attract a wide range of businesses in each of the regions and cities where our tournaments take place. We rely on combinations of local event promoters, sales forces of local market print, television, and radio stations, and our in-house sales staff to make local and regional sales.

Promoter Fee Revenue: In 2007, we entered agreements with event promoters in ten cities for the promoters to either pay AVP a fee or revenue share in exchange for the right to exploit local revenue, including local sponsorship, ticket sales, parking, and concessions. The event promoters also paid for specified event expenses such as the stadium, sand, various operational costs (hotel accommodations, certain event personnel, security, etc.), event permits, and/or marketing costs. In a revenue sharing arrangement the event promoter pays for specified event expenses as described above, and the parties share revenue on a 50:50 basis after recoupment of such event expenses. For 2008, we expect to have agreements with event promoters for 14 cities.

Activation Fees: We also receive revenue from AVP sponsors who wish to use AVP's sponsorship services and support personnel to create, build and/or implement on-site activation in support of their sponsorship. This revenue is recognized as activation fees, rather than sponsorship revenue, when the agreement with the sponsor specifically sets out specific activation services and fees that are payable in connection with the sponsor's sponsorship.

Suite Sales: We sell corporate "suites", which consist of reserved seating areas at tournaments with table seating, food, and beverages.

Ticket Sales: In 2007, we charged for general admission at 8 of 18 events and for reserved seating at all 18 events.

Food and Beverage Sales: We generate revenue through food, beverage, and beer sales at events where such concession rights are available. Generally, we engage a third-party concession operator to conduct this activity on our behalf.

Registration Fees: Players pay a registration fee to play in AVP events. In 2007, we charged registration fees at 16 of the 18 events. In 2008, we expect to charge registration at 16 events as well.

International Television Licensing: We retain all international television rights to our network and cable broadcasts. We engaged SFX, Inc. to license our television programming internationally. Our events were broadcast in over 125 countries.

Event Merchandising: We sell event merchandise on-site at our tournaments. Merchandise includes t-shirts, fitness wear, shorts, swimsuits, sweatshirts, hats, and other apparel. In 2007, Warnaco Swimwear, Inc. provided all merchandising services on our behalf at our tournaments. We are negotiating with Crocs to provide all merchandising services on our behalf for the 2008 season.

Trademark Licensing Revenue: In addition to merchandising, we license our trademarks and logos to Wilson Sporting Goods Co. for volleyballs. In addition, we entered a licensing agreement with Crocs, Inc. for AVP branded footwear. In 2007, we entered a licensing agreement with Warnaco Swimwear, Inc. for AVP-SPEEDO co-branded apparel for sale at AVP events, online and retail for the 2007 season. In 2008, Wilson and Crocs will continue to license our trademark and logos for volleyballs and AVP branded footwear.

Distribution. National Broadcasting Company (“NBC”) broadcast certain of our events on network television in 2007, MyNetworkTV broadcast two events on network television in 2007, and Fox Sport Net (“FSN”) broadcast the remainder of our 2007 events on cable and satellite television. By separate agreements, we contracted with NBC and FSN for production of the programming.

NBC: NBC broadcast 14 hours of five of our events in 2007. We paid NBC a per program fee for such broadcast time and retained all of the commercial units in the broadcasts. In 2008, we anticipate broadcasting four events and a total of 12 hours on NBC.

Fox Sports Net: FSN currently distributes our programming over cable and satellite television. FSN broadcast all 18 events in 2007 (including replaying the events broadcast by NBC). FSN distributed the programming in 2007 in return for the same number of commercial units in the broadcasts as FSN received during 2006 and previously. AVP did not pay FSN any compensation for the broadcast time that FSN provided; FSN's only compensation is the commercial units that FSN retained in the broadcasts. We are negotiating with FSN and other cable broadcasters for our 2008 non-network broadcast schedule.

Marketing. We market our tournaments and their broadcasts nationally, regionally, and locally. NBC and MyNetworkTV promoted the 2007 network tournaments nationally, while FSN promoted the 2007 cable tournaments through its regional cable network. We also made promotional arrangements with newspapers and radio and television stations to advertise and promote our events locally. In addition, we engaged public relations firms to generate interest and coverage of our events and broadcasts.

We maintain contact with volleyball enthusiasts and seek to increase our fan base through our AVPNext grassroots programs.

AVPNext is an outreach program for volleyball players of all skill levels. The program features a national network of recreational tournament and league organizers and offers both children and adults of all skill levels opportunities to participate in the sport of volleyball through weekend tournaments, instructional camps/clinics, and recreational league play.

AVPNext also provides aspiring semi-pro players and high-level amateurs the opportunity to play against top-flight competition and potentially earn exemptions into our professional tournaments. In 2007, AVPNext hosted over 350 volleyball tournaments for nearly 30,000 participants. The events were organized by over 40 promoters in an effort to unite the volleyball community and enhance the growth of the game for all enthusiasts.

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

To set up an event for a standard three-day tournament scheduled to begin on a Friday, we generally arrive on Monday and require three full days to complete construction. For tournaments that will be telecast live on NBC, we generally produce four-day events, and the preparations customarily start earlier. We own seven semi-trailers to transport all event equipment from a central warehouse located in Los Angeles to each site. To manage equipment hauling, we try to schedule AVP tour events to occur close to one another or to allow sufficient transportation time.

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

Our exclusive contracts with more than 200 of the top men and women professional beach volleyball players in the United States prohibit the athletes from competing in non-AVP professional beach volleyball tournaments anywhere in the world, unless specifically provided for in the contract or otherwise agreed by us. All players sign the same standard AVP player contract. The player contracts extend through December 31, 2008 and provide for:

•	a minimum amount of prize money during each year of the term ($4,000,000 in 2007 and $4,500,000 in 2008);

•	a minimum of ten men’s and ten women’s events per year;

•	medical benefits for the top 100 ranked men’s and women’s players; and

•	restrictions as to the logos or insignias athletes may wear at AVP events.

Each player is responsible for his or her own housing and travel to and from events. We provide players with food during the tournament and make medical services available in case of injury.

In 2004, AVP also reserved 597,368 shares for issuance upon exercise of stock options allocated to the players based upon their performance during the 2004 season. These options are exercisable at a price of $1.60 per share and expire in 2009.

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

Employees

Currently, we have 32 full-time employees and retain 5 independent contractors.

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

Our programming is directed at a hard to reach demographic group—college educated men and women aged 18 to 34, earning $50,000 or more per year—whom we believe are highly prized by advertisers. We compete for an audience that is fiercely contested.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND MAY NEVER BECOME PROFITABLE.

AVP has operated at a loss since 2001, when current management was installed. Losses for 2007 and 2006 were $4.0 million and $0.4 million, respectively. (The net loss of $4.0 million includes a $1.4 million charge as a result of the agreement and plan of merger with Shamrock Holdings, Inc., which was terminated in September 2007). We cannot predict whether our current or prospective business activities will ever generate enough revenue to be profitable. If we do not generate enough revenue to be profitable, our business might have to be discontinued, in which case investors would lose all or most of their investment in AVP.

WE RELY ON SHORT-TERM SPONSORSHIP AGREEMENTS FOR MOST OF OUR REVENUE, SO WE CANNOT ASSURE, LONG TERM, THAT WE WILL RECEIVE SUFFICIENT CASH FLOW TO MAINTAIN THE VIABILITY OF OUR BUSINESS.

In 2007, national sponsorship revenue accounted for 73% of revenue, and three national sponsors accounted for 32% of total revenue. Of AVP’s 18 sponsors in 2007, ten have agreements that extend to 2008; four that extend to 2009; and one through 2012. Accordingly, AVP’s continued operations will depend, among other things, on AVP’s ability to renew current AVP sponsors and attract new sponsors, as well as increase sponsorship rates.

AVP’S LIMITED OPERATING HISTORY MAKES AVP HIGHLY RELIANT ON MANAGEMENT.

We lack the goodwill of an established business and therefore rely on individual members of current management to create business strategies and relationships, attract sponsors, and develop tournament formats and operating procedures necessary for us to survive and prosper. The departure of one or more of our executives could impair our operations, and, in particular, the services of our Chief Executive Officer and Tour Commissioner, Leonard Armato, would be very difficult to replace. If we are unable to find suitable replacements in the event of management departures, we might incur losses that impair investors’ investments in AVP.

OUR SUCCESS DEPENDS ON FAN INTEREST. IF WE ARE UNABLE TO MAINTAIN INTEREST IN OUR SPORT, OUR BUSINESS COULD FAIL.

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

We require widespread distribution of our programming to interest sponsors and other advertisers. There are only four major broadcast networks and only several major cable networks that include sports programming and provide sufficient market reach, so our choices are limited, and our future ability to enter into distribution agreements with major broadcast and/or cable networks cannot be assured. If we are unable to make suitable distribution arrangements, we likely would incur losses that would impair investors' investments in AVP. If we are unable to secure distribution after the expiration of our current network and cable broadcast agreements or if the contract terms become less favorable to AVP, our business will be materially adversely affected.

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

SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE, INCLUDING SHARES ISSUABLE UPON CONVERSION OR EXERCISE OF OUTSTANDING PREFERRED STOCK, OPTIONS AND WARRANTS, CAN DEPRESS MARKET PRICES.

AVP has reserved for issuance 20,236,669 shares of common stock upon conversion or exercise of convertible preferred stock, stock options, and stock purchase warrants. The market's recognition that a large amount of stock might enter the market suddenly can depress market prices.

POTENTIAL CONTROL BY MANAGEMENT.

Currently, all AVP directors and officers as a group hold AVP voting securities representing approximately 8.7% of the votes that can be cast by holders of all AVP voting securities. If AVP's management exercised all rights to acquire AVP voting stock held by them, and no other holder of securities exercisable for AVP voting securities did so, AVP's management would control approximately 36.7% of votes that could be cast. If, in addition, all other holders of AVP rights to acquire AVP voting stock exercised those rights, AVP's management would hold about 24.5% of the outstanding votes.

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

ITEM 2. Description of Property.

We maintain the following properties:

We lease approximately 12,000 square feet of office space in Los Angeles, California, which houses our executive and administrative offices, with annual base rent of approximately $339,000. The lease expires March 31, 2010, subject to a five-year renewal option.

We sublease approximately 4,500 square feet of warehouse space in Gardena, California pursuant to a sublease that expires on February 28, 2009, with annual base cost of approximately $41,000. The space is used for storing tournament equipment, and our trucks are parked there.

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

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

The price of our common stock is quoted on the OTCBB under the symbol “AVPI.”

As of March 19, 2008, we had 20,551,633 shares of common stock outstanding.

The following table sets forth certain information with respect to the high and low market prices of our common stock for the periods indicated.

Year	Quarter	High	Low
2007	Fourth	$1.22	$0.80
	Third	1.24	0.90
	Second	1.50	1.19
	First	2.00	0.70

2006	Fourth	1.40	0.55
	Third	0.90	0.60
	Second	1.02	0.75
	First	1.95	0.87

The high and low prices are based on the average bid and ask prices for common stock, as reported by the OTCBB. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Stockholders

As of March 24, 2008, there were 371 holders of record of our common stock.

Transfer Agent

Our transfer agent is Computershare, 1745 Gardena Avenue, Suite 200, Glendale, CA 91204-2991. Our transfer agent’s telephone number is (818) 254-3165.

Dividends

We have never declared or paid any cash dividends, and we expect to not do so for the foreseeable future. We expect to retain earnings, if any, to fund our business.

Equity Compensation Plans

Information regarding AVP’s equity compensation plans, as of December 31, 2007, is set forth in the table below:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	17,123,967	$1.00	12,692,432
Equity compensation plans not approved by security holders	1,200,000	0.80	—
Total	18,323,967	$1.80	12,692,432

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

OVERVIEW

We own and operate professional beach volleyball tournaments in the United States. The AVP tour is the sole nationally recognized U.S. professional beach volleyball tour. Every top U.S. men’s and women’s beach volleyball professional, including the women’s gold and bronze medalists in the 2004 Olympic Games, competes on the AVP tour. We have more than 200 of the top professional players under exclusive contracts, as well as a growing base of spectators that we believe represent an attractive audience for national, regional, and local sponsors. Our business includes establishing and managing tournaments; sponsorship/advertising sales and sales of broadcast, licensing, and trademark rights; sales of tickets, food, beverage, and merchandise at the tournaments; contracting with players in the tour; and associated activities.

AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October. In 2007, we held 18 men’s and 18 women’s events compared to 16 men’s and 16 women’s events in 2006. The 2007 events were held in Miami, FL; Dallas, TX; Huntington Beach, CA; Glendale, AZ; Hermosa Beach, CA; Louisville, KY; Tampa, FL; Atlanta, GA; Charleston, SC; Seaside Heights, NJ; Long Beach, CA; Chicago, IL; Manhattan Beach, CA; Boston, MA; Brooklyn (Coney Island), NY; Cincinnati, OH; Las Vegas, NV; and San Francisco, CA. Nine of the 18 cities were the same as in 2006.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 versus December 31, 2006

Revenue

	Summary Revenue		Percentage Increase/
	2007	2006	(Decrease)
Sponsorship/advertising	$19,300,128	$17,388,458	11%
Activation Fees	1,569,373	578,894	171%
Local Promoter Fees and Local Revenue	1,736,550	2,480,253	(30%)
Other Miscellaneous Revenue	1,482,183	1,024,475	45%
Total Revenue	$24,088,234	$21,472,080	12%

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

The increase in sponsorship/advertising revenue from 2006 to 2007 was due to increases in sponsorship/advertising fees. The increase in sponsorship/advertising revenue was reduced by $0.5 million of contra-revenue resulting from the issue of warrants to the title sponsor of the AVP tour. Sponsorship/advertising revenue averaged $1.1 million per event for each of 2007 and 2006. AVP's revenue for 2008 and beyond will depend primarily on our ability to sign new sponsors to replace non-renewing sponsors, re-sign existing sponsors, and increase the rates of our sponsorship fees.

The 171% increase in activation fees resulted primarily from an increase in annual gross activation revenue as a result of adding a new sponsor for a fully integrated activation services program. AVP's activation fees in 2008 will depend on our ability to successfully encourage returning sponsors as well as new sponsors to utilize our sponsorship activation services in support of their AVP sponsorships.

Details of local promoter fees, local revenue and other miscellaneous sources of revenue for 2007 and 2006 follow:

	2007	2006	Percentage Increase/ (Decrease)
Local Revenue
Promoter Revenue	$579,606	$1,339,250	(57%)
Ticket Sales	561,523	647,682	(13%)
Registration Fees	192,570	210,917	(9%)
Suites Sales	363,550	218,750	66%
Food and Beverage Sales	39,301	63,654	(38%)
	$1,736,550	$2,480,253	(30%)

	2007	2006	Percentage Increase/ (Decrease)
Other Miscellaneous Revenue
Trademark Licensing	$620,230	$600,720	3%
Merchandising	96,168	113,198	(15%)
Grassroots Marketing	208,563	185,638	12%
International Television Licensing	143,569	124,919	15%
Marketing Services	413,653	-	-
	$1,482,183	$1,024,475	45%

Local-related revenue in 2007 decreased $0.7 million primarily as a result of decreases in local promoter revenue. Local promoter revenue for 2007 decreased due to a reduction in the number of promoter fee based agreements and an increase in profit-share based promoter agreements. In 2007, most promoter agreements were based on a profit-share model, in which the event promoter is responsible for certain specified event expenses (“approved event budget”) including the stadium, sand, various operational costs (e.g., phone lines, certain event personnel, and security), event permits, and/or marketing costs, and the parties share local revenue on a 50-50 basis after recoupment of the approved event budget. However, in 2006, most promoter agreements required promoters to pay AVP a fixed promoter fee for the right to exploit local revenue. Ticket sales decreased primarily due to bad weather. Although pre-sale went up as compared to the prior year, walk-up sales at three events were affected by bad weather in 2007. The increase in suite sales from 2006 to 2007 was due to increases in suite fees and the number of suites sold. The average local revenue per event for 2007 and 2006 were $0.10 million and $0.16 million, respectively.

The 45% or $0.5 million increase in miscellaneous revenue primarily includes the addition of a marketing services program. The increase in miscellaneous revenue also reflects an increase in international television licensing revenue and an increase in grassroots marketing revenue, which offset the decrease in merchandising revenue in 2007.

Event Costs

Event costs primarily include the direct costs of producing an event, costs related to the airing of events on network television, and the cost of servicing our sponsors. Event costs are recognized on an event-by-event basis and event costs billed and/or paid prior to their respective events are recorded as prepaid event costs and expensed at the time the event occurs.

	Summary Costs		% of Revenue		Increase in % of Revenue
	2007	2006	2007	2006	2007 vs. 2006
Event Costs	$17,744,998	$14,665,430	74%	68%	6%

The increase of 21% or $3.1 million in total event costs was primarily attributable to two additional events taking place in 2007 (18 events compared to 16 events taking place in 2006). The average event cost for 2007 increased to $1.0 million from an average event cost of $0.9 million for 2006. The increase in the event cost for 2007 is attributable to increases in network broadcast time and television production costs, in prize money, and barter advertising-television spots. In addition, activation costs increased as a result of adding a new sponsor for a fully integrated activation services program in 2007. The increase in event costs was partially offset by an increase in the number of the local event promoters, who paid for specified event expenses (10 local promoters in 2007 compared to eight local promoters in 2006).

Gross Profit

	Gross Profit
	2007	2006
Revenue	$24,088,234	$21,472,080
Event Costs	17,744,998	14,665,430
Gross Profit	$6,343,236	$6,806,650
Gross Profit %	26%	32%

AVP’s gross profit margin for 2007 was 26% compared to 32% for 2006. The decrease in the gross profit margin resulted from an increase in event costs as a result of holding two additional events in 2007, an increase in prize money, an increase in network broadcast time and television production costs, and an increase in activation costs, which resulted in an increase in average event cost.

Operating Expenses

	Summary Costs		% of Revenue		Increase in % of Revenue
	2007	2006	2007	2006	2007 vs. 2006
Administrative	$7,155,897	$4,847,155	30%	23%	7%
Sales and Marketing	3,381,577	2,573,500	14%	12%	2%
Total Costs	$10,537,474	$7,420,655	44%	35%	9%

The 48%, or $2.3 million, increase in administrative costs was primarily a result of $1.4 million of costs incurred in connection with the proposed transaction with Shamrock Holdings, Inc., and increases in workers compensation costs, legal fees, salary and benefits and SEC compliance costs related to the Sarbanes Oxley Act of 2002.

The 31%, or $0.8 million, increase in sales and marketing costs primarily reflects an increase in recruiting costs related to new sales personnel and increase in consulting services.

	Depreciation and Amortization Expense		Percentage Increase/
	2007	2006	(Decrease)
Depreciation Expense	$231,969	$178,219	30%
Amortization Expense	-	6,073	(100%)
	$231,969	$184,292	26%

The increase in depreciation expense resulted from an increase in depreciable assets, including information technology equipment and transportation equipment (e.g., truck, flat bed trailer), and rotational signage equipment.

	Other Income (Expense)		Percentage
	2007	2006	(Decrease)
Interest Expense	$(745)	$(23,659)	(97%)
Interest Income	178,639	181,003	(1%)
Gain on Disposal of Asset	9,774	9,863	(1%)
Derivative Financial Instrument Gain	-	111,042	(100%)
Total	$187,668	$278,249	(33%)

The decrease in interest expense reflects a reduction in short-term debt.

For the year ended December 31, 2006, we recorded a gain of $0.1 million associated with the fair value adjustment of the warrants issued in connection with financing that took place in May and June 2006. Pursuant to the May and June 2006 financing, we sold 6,470,590 shares of common stock and five-year warrants to purchase 1,294,118 shares of common stock at a price of $1.00 per share, to accredited investors. Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19), the fair value of the warrants issued was originally recorded as a liability due to the requirement to net-cash settle the transaction in the event that the shares underlying the warrant were not registered for sale. Pursuant to the warrant agreement, the warrant holder was entitled to liquidated damages, payable in cash, of 1% of the gross proceeds per month ($55,000) should AVP fail to achieve effectiveness of the registration statement. The warrants were considered a derivative financial instrument with a value of $0.9 million, and they were later reclassified as equity on the date the registration statement became effective. On the effective date, the warrants had a value of $0.8 million, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 90% and a risk free interest rate of 5.10%.

Operating Loss and Net Loss

	Operating Loss and Net Loss		% of Revenue
	2007	2006	2007	2006
Operating Loss	$(4,194,238)	$(614,005)	(17)%	(3)%
Net Loss	$(4,015,980)	$(336,556)	(17)%	(2)%

The Company’s net loss primarily reflects an increase in prize money, network broadcast time and television production costs, activation costs, and costs related to the proposed Shamrock transaction.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

	December 31, 2007	December 31, 2006	Decrease
Cash and cash equivalents	$2,257,453	$5,052,636	$(2,795,183)

Percentage of total assets	43%	58%

	2007	2006	Increase/ (Decrease)
Cash flows used in operating activities	$(2,659,884)	$(710,700)	$1,949,184
Cash flows provided by (used in) investing activities	(135,299)	199,245	334,544
Cash flows provided by financing activities	-	4,420,746	(4,420,746)

As of December 31, 2007, our primary source of liquidity is comprised of $2.3 million of cash and cash equivalents.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year and cash flow provided by financing activities.  We have generated significant cash flows from the issuance of our common stock through private placement which is described in more detail below in “Cash Flows Provided by Financing Activities.”

We believe that we have sufficient working capital ($2.1 million at December 31, 2007) to finance our operational requirements for at least the next 12 months.

The increase in cash flows used in operating activities for 2007 is primarily due to increased net loss which was offset by increases in accounts payable and accrued liabilities. Working capital, consisting of current assets less current liabilities, was $2.1 million at December 31, 2007 and $5.6 million at December 31, 2006.

At December 31, 2007 and 2006, accounts receivable had decreased $0.5 million and increased $2.2 million, respectively, as compared to December 31, 2006 and 2005, respectively. At December 31, 2007 and 2006, deferred revenues had decreased $1.0 million and increased $0.9 million as compared to December 31, 2006 and 2005, respectively. Deferred revenues are recorded as AVP collects revenues prior to holding certain events.

Capital expenditures were $0.3 million for both 2007 and 2006. During the year ended December 31, 2007, AVP purchased information technology equipment, vehicles, and rotational signage equipment. During 2006, AVP purchased a scoreboard, a truck, and a trailer in preparation for the 2006 tour season.

Cash flows provided by financing activities for 2007 and 2006 were $0 and $4.4 million, respectively. During the second quarter of 2006, we completed a private placement of common stock and warrants, which generated net proceeds of $5.0 million, net of offering costs of $0.5 million. In February 2006, AVP paid the remaining principal amount due on the promissory note to MPE with whom Leonard Armato, the Chief Executive Officer and Chairman of the Board of Directors of the Company, was affiliated. This note constituted the purchase price delivered by AVP to MPE for the interests in MPE Sales, LLC in connection with sponsorship sales services previously provided by MPE to the Association. In November 2006, AVP paid the final installment due on a promissory note to Major League Volleyball.

Pursuant to a Securities Purchase Agreement dated May 4, 2006, AVP sold 2,941,180 shares of common stock and five-year warrants to purchase 588,236 shares of common stock at a price of $1.00 per share, to accredited investors, for a total price of $2.5 million. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 282,353 shares of common stock on substantially the same terms as the warrants sold to investors. The sale of the securities was exempt from registration pursuant under Securities Act section 4(2), due to the limited number of investors, all of which are accredited.

Pursuant to a Securities Purchase Agreement dated June 9, 2006, AVP sold 705,882 units, each unit consisting of five shares of common stock and a five-year warrant to purchase one share of common stock at a price of $1.00 per share, to an accredited investor, for a total price of $3.0 million. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 338,824 shares of common stock on substantially the same terms as the warrants sold to investor. The sale of the securities was exempt from registration under Securities Act section 4(2), due to one investor, which is accredited.

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

On April 20, 2006, the Board of Directors approved fees for outside directors for their services. The fees were paid in common stock. For the year ended December 31, 2006, AVP issued 55,905 common stock shares to directors for services rendered.

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of SFAS No. 87, 88, 106, and 132R” (SFAS 158). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the fiscal year ended after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ended after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The adoption of this accounting pronouncement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company currently does not believe SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows, as the Company has elected not to apply the fair value option for any of its eligible financial instruments and other items.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations-Revised” (“SFAS 141R”). This new standard replaces SFAS 141 “Business Combinations”. SFAS 141R requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” be identified in the process. The statement requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. SFAS 141R is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R will impact the accounting for business combinations completed, if any, by the Company on or after January 1, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. This new standard requires that ownership interests held by parties other than the parent be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of income; all transactions resulting in a change of ownership interest whereby the parent retains control to be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment will be valued at fair market value with a gain or loss being recognized on the transaction. SFAS 160 is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008. The Company does not expect this statement to have an impact on its results of operations or financial condition.
In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods - Expected Term” (“SAB 110”). According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. We adopted SAB 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(C) of Regulation S-B.

ITEM 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AVP, Inc.

We have audited the accompanying consolidated balance sheets of AVP, Inc. and subsidiary (AVP) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of AVP’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AVP as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

Mayer Hoffman McCann P.C.
Los Angeles, California
March 28, 2008

AVP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,257,453	$5,052,636
Accounts receivable, net of allowance for doubtful accounts of $149,748 and $25,193	2,008,253	2,653,473
Prepaid expenses	388,649	242,007
Other current assets	116,393	301,477
TOTAL CURRENT ASSETS	4,770,748	8,249,593

PROPERTY AND EQUIPMENT, net	392,447	340,054

OTHER ASSETS	115,496	105,373

TOTAL ASSETS	$5,278,691	$8,695,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$908,020	$529,331
Accrued expenses	1,663,975	1,049,439
Deferred revenue	101,245	1,056,960
TOTAL CURRENT LIABILITIES	2,673,240	2,635,730

OTHER NON-CURRENT LIABILITIES	96,419	190,766

TOTAL LIABILITIES	2,769,659	2,826,496

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, 2,000,000 shares authorized:
Series A convertible preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Series B convertible preferred stock, $.001 par value, 250,000 shares authorized, 47,152 and 69,548 shares issued and outstanding	48	70
Common stock, $.001 par value, 80,000,000 shares authorized, 20,490,096 and 19,751,838 shares issued and outstanding	20,490	19,752
Additional paid-in capital	39,732,837	39,077,065
Accumulated deficit	(37,244,343)	(33,228,363)

TOTAL STOCKHOLDERS’ EQUITY	2,509,032	5,868,524
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,278,691	$8,695,020

See notes to consolidated financial statements

AVP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
REVENUE
Sponsorships/Advertising (1)	$19,300,128	$17,388,458
Other	4,788,106	4,083,622
TOTAL REVENUE	24,088,234	21,472,080

EVENT COSTS (2)	17,744,998	14,665,430
GROSS PROFIT	6,343,236	6,806,650

OPERATING EXPENSES
Sales and Marketing (3)	3,381,577	2,573,500
Administrative (4)	7,155,897	4,847,155
TOTAL OPERATING EXPENSES	10,537,474	7,420,655

OPERATING LOSS	(4,194,238)	(614,005)

OTHER INCOME (EXPENSE)
Interest expense	(745)	(23,659)
Interest income	178,639	181,003
Gain on disposal of asset	9,774	9,863
Gain on warrant derivative	-	111,042
TOTAL OTHER INCOME	187,668	278,249

LOSS BEFORE INCOME TAXES	(4,006,570)	(335,756)

INCOME TAXES	(9,410)	(800)

NET LOSS	(4,015,980)	(336,556)

Deemed Dividend to Series B Preferred Stock Shareholders	-	91,973
Net Loss Available to Common Shareholders	$(4,015,980)	$(428,529)

Loss per common share:
Basic	$(0.20)	$(0.03)
Diluted	$(0.20)	$(0.03)

Shares used in computing loss per share:
Basic	20,171,918	16,918,490
Diluted	20,171,918	16,918,490

(1)	Sponsorship/Advertising includes $507,800 and $252,842 in stock based contra-revenue for the years ended December 31, 2007 and 2006, respectively.

(2)	Event costs include stock based expenses of $0 and $1,000,000 for the years ended December 31, 2007 and 2006, respectively.

(3)	Sales and marketing expenses include stock based expenses of $94,381 and $119,942 for the years ended December 31, 2007 and 2006, respectively.

(4)	Administrative expenses include stock based expenses of $214,233 and $293,190 for the years ended December 31, 2007 and 2006, respectively.

See notes to consolidated financial statements

AVP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2005	-	$-	94,488	$94	11,669,931	$11,670	$32,183,810	$(32,799,834)	$(604,260)
Conversion of Series B Preferred Stock to common stock	-	-	(24,940)	(24)	624,464	624	(600)	-	-
Payment of accrued registration penalty in common stock	-	-	-	-	667	1	934	-	935
Issuance of common stock to Fox Broadcasting Company for services	-	-	-	-	666,667	667	999,333	-	1,000,000
Issuance of common stock to sales agent for services	-	-	-	-	250,000	250	199,750	-	200,000
Issuance of warrants to sales agent for services	-	-	-	-	-	-	152,598	-	152,598
Contra-revenue from issuance of warrants to national sponsor	-	-	-	-	-	-	252,842	-	252,842
Value of modification of non-employee warrants	-	-	-	-	-	-	99,379	-	99,379
Private placement units (net of offering costs of $466,000)	-	-	-	-	6,470,590	6,470	5,027,532	-	5,034,002
Warrants derivative liability from private placement unit	-	-	-	-	-	-	(875,513)	-	(875,513)
Reclassification of warrant derivative financial instrument	-	-	-	-	-	-	764,471	-	764,471
Cashless exercise of non-employee options	-	-	-	-	13,614	14	(14)	-	-
Deemed dividend from issuance of warrants	-	-	-	-	-	-	91,973	(91,973)	-
Issuance of warrants to broker-dealer for services	-	-	-	-	-	-	93,135	-	93,135
Expenses from issuance of employee options	-	-	-	-	-	-	53,491	-	53,491
Issuance of common stock to Board of Directors for services	-	-	-	-	55,905	56	47,129	-	47,185
Rescission of player options	-	-	-	-	-	-	(13,185)	-	(13,185)
Net loss	-	-	-	-	-	-	-	(336,556)	(336,556)
Balance, December 31, 2006	-	$-	69,548	$70	19,751,838	$19,752	$39,077,065	$(33,228,363)	$5,868,524

See notes to consolidated financial statements

AVP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

Balance, December 31, 2006	-	$-	69,548	$70	19,751,838	$19,752	$39,077,065	$(33,228,363)	$5,868,524
Conversion of Series B Preferred Stock to common stock	-	-	(22,396)	(22)	624,176	624	(602)	-	-
Cashless exercise of warrants and options	-	-	-	-	114,082	114	(114)	-	-
Revalue of warrants to broker-dealer for services	-	-	-	-	-	-	(65,545)	-	(65,545)
Contra-revenue from issuance of warrants to national sponsor	-	-	-	-	-	-	507,800	-	507,800
Expenses from issuance of employee options	-	-	-	-	-	-	214,233	-	214,233
Net loss	-	-	-	-	-	-	-	(4,015,980)	(4,015,980)
Balance, December 31, 2007	-	$-	47,152	$48	20,490,096	$20,490	$39,732,837	$(37,244,343)	$2,509,032

See notes to consolidated financial statements

AVP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(4,015,980)	$(336,556)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	231,969	178,219
Loss on impairment of property and equipment	2,261	48,820
Stock based event costs	-	1,000,000
Interest income on investment in sales-type lease	-	(47,297)
Bad debt expense (recoveries)	124,555	(2,135)
Amortization of deferred commissions	94,381	119,942
Other amortization	-	6,073
Gain on disposal of assets	(9,774)	(9,864)
Compensation from issuance of common stock	-	47,185
Contra-revenue from the issuance of warrants	507,800	252,842
Compensation from issuance of stock options and warrants	214,233	246,005
Change in fair value of derivative financial instrument	-	(111,042)
Decrease (increase) in operating assets:
Accounts receivable	520,665	(2,166,568)
Prepaid expenses	(146,641)	(83,953)
Other assets	(126,516)	(75)
Increase (decrease) in operating liabilities:
Accounts payable	378,689	(181,972)
Accrued expenses	568,939	(536,284)
Deferred revenue	(1,004,465)	865,960

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(2,659,884)	(710,700)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Investment in property and equipment	(289,849)	(288,485)
Proceeds from investment in sales-type lease	150,000	468,065
Proceeds from disposal of property and equipment	4,550	19,665
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(135,299)	199,245

See notes to consolidated financial statements

AVP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Year Ended December 31,
	2007	2006
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from sale of capital stock and warrants	$-	$5,500,002
Offering costs	-	(466,000)
Debt repayments	-	(600,071)
Payment for rescission of player options	-	(13,185)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	4,420,746
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,795,183)	3,909,291
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,052,636	1,143,345
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,257,453	$5,052,636

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$124,332
Income taxes	$9,410	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING INFORMATION
Conversion of Series B preferred stock into common stock	$624	$624

Payment of accrued registration penalty in common stock	$-	$935

Asset assumed through lease termination	$-	$141,551

Issuance of common stock to sales agent for services	$-	$200,000

Revalue of warrant to sales agent for services	$(65,545)	$152,598

Cashless exercise of warrants	$114	$14

Deemed dividend from issuance of warrants	$-	$91,973

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

2. PROPOSED MERGER

On April 5, 2007, AVP entered into an Agreement and Plan of Merger (the "Merger Agreement") with AVP Holdings, Inc. and AVP Acquisition Corp., affiliates of Shamrock Holdings, Inc. ("Shamrock"). Under the terms of the Merger Agreement, AVP Acquisition Corp. was to be merged with and into AVP, with AVP continuing as the surviving corporation. Upon consummation of the merger, each outstanding share of AVP common stock would have been cancelled and converted into the right to receive $1.23, and AVP would have become a wholly owned subsidiary of AVP Holdings, Inc. The transaction was subject to certain customary terms and conditions, including stockholder approval.

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

On September 5, 2007, AVP and Shamrock mutually agreed to terminate the Merger Agreement. Upon termination, AVP reimbursed Shamrock the sum of two hundred forty thousand dollars ($240,000) for certain expenses related to the transaction incurred by Shamrock. In addition, upon the earlier of September 5, 2008 or the date upon which AVP consummates a transaction or series of related transactions pursuant to which AVP raises at least $5,000,000, AVP will pay Shamrock $150,000.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of AVP and its significant subsidiary in which a controlling interest is held. All intercompany transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In 2007, the Company reclassified $0.4 million of 2006 salary expense previously reflected in Sales and Marketing in the consolidated statement of operations. These fees are now reflected in Administrative. These reclassifications had no overall impact on the Company’s previously reported net income.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include accrued expenses, allowances for doubtful accounts, useful lives for depreciation and amortization, loss contingencies, income taxes and tax valuation reserves. Actual results could differ materially from these estimates.

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

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable consist primarily of amounts due from sponsors and licensees for sponsorship fees and royalties, respectively. Such amounts are billed when due under the terms of the respective sponsorship agreements, or, in the case of royalties, when earned. AVP performs ongoing credit evaluations of its customers and extends credit without requiring collateral. AVP does not accrue finance or interest charges on outstanding receivable balances. Accounts receivable are carried at outstanding principal less any allowance for doubtful accounts. The Company writes off uncollectible receivables against the allowance for doubtful accounts when the likelihood of collection is remote. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts, based on the history of past write-offs, collections, and current credit condition. The allowance for doubtful accounts was $149,748 and $25,193 as of December 31, 2007 and 2006, respectively.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject AVP to a concentration of credit risk consist principally of accounts receivable and uninsured cash deposits. AVP places its cash deposits with what management believes are high-credit quality financial institutions. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000. Concentrations of credit risk with respect to accounts receivable are present due to the small number of customers comprising the Company’s customer base. However, the credit risk is reduced through the Company’s efforts to monitor its exposure for credit losses and by maintaining allowances, if necessary. Three sponsors accounted for approximately 32% of the Company’s total revenue during 2007 and 35% of the Company’s total revenue during 2006. At December 31, 2007 and 2006, three sponsors accounted for approximately 82% and 72% of the Company’s outstanding accounts receivable balance, respectively.

Depreciation and Amortization

Depreciation and amortization of property and equipment are provided for using the straight-line method over the estimated useful lives of the assets as follows:

Assets	Useful Lives
Furniture and equipment	3 years
Transportation equipment	3 years

Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

Long-Lived Assets

In accordance with SFAS No. 144, when facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the estimated undiscounted future cash flows. If the estimated undiscounted future cash flows are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. In addition, the remaining estimated useful life or amortization period for the impaired asset would be reassessed and revised if necessary. During 2007 and 2006, AVP recognized an impairment loss of $2,261 and $48,820 for property and equipment that was impaired and no longer used in operations since the event for which such property and equipment were used did not renew for 2008 and 2007, respectively.

Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2007	2006
Other accrued expenses	$1,312,696	$813,519
Sales tax payable	186,528	186,528
Accrued vacation	164,751	49,392
Accrued expenses	$1,663,975	$1,049,439

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Bartering Transactions

AVP barters advertising for products and services. Revenue and related expenses from barter transactions are recorded at fair value in accordance with EITF 99-17, Accounting for Advertising Barter Transactions. Revenue from barter transactions is recognized in accordance with AVP’s revenue recognition policies. During 2007, AVP recognized barter revenue of $0.3 million, which was offset by advertising cost. Expenses for barter transactions are generally recognized as incurred.

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

Advertising

AVP advertises primarily through radio and print media for each specific event. Most of AVP’s advertising is event specific. AVP’s policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $1,007,200 in 2007, which includes $0.3 million of barter transactions, and $568,539 in 2006.

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

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004). Prior to January 1, 2006, the Company had accounted for stock-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion 25 and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB 25, no compensation expense was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)

Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The fair value of stock options granted is estimated using the Black-Scholes-Merton option pricing model. The fair value is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

In November 2007, the Board of Directors authorized the issuance of stock options to key employees subject to a market condition in which a specified number of options vests on the date that the closing price of the Company’s common stock reaches $2.00, $3.00, and $4.00 per share for at least forty five consecutive trading days. The fair value of stock options awarded with a market condition was estimated at the date of grant using a Monte Carlo simulation and the derived service period range from 1.81 to 3.29 years.

The table below sets forth the pricing assumptions used in determining the fair value for the common stock options using the Black Scholes model and the fair value of the award subject to the market condition using the Monte Carlo model:

	Year Ended December 31,
	2007		2006
	Regular	Market Award	Regular
Risk-free interest rate	3.07 - 4.95%	4.29%	4.66 - 5.30%
Expected life	3 to 5.8 years	1.8 to 3.3 years	4 to 10 years
Expected volatility	75 - 84%	79.38%	83% - 95%
Expected forfeiture rate	0%	0%	0%
Expected dividend yield	0%	0%	0%

Determining the appropriate fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected term. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted from historical data on employee exercises is not yet determinable. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded. When more relevant detailed information becomes available, the Company intends to make more refined estimates of expected term. In accordance with SAB 107, the company used the simplified method in developing an estimate of expected term for the "plain vanilla" share options granted on November 7, 2007. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. As of December 31, 2007, the Company had approximately $2,341,315 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.68 years.

Due to the inherent uncertainty in valuing awards for publicly-traded stock as of the grant date, given that such awards will be exercised, purchased, or sold at indeterminate future dates, the actual value realized by the recipients, if any, may vary significantly from the value of the awards estimated at the grant date.

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

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards (Continued)

On September 29, 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of SFAS No. 87, 88, 106, and 132R” (SFAS 158). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the fiscal year ended after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ended after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company currently does not believe SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows, as the Company has elected not to apply the fair value option for any of its eligible financial instruments and other items.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations-Revised” (“SFAS 141R”). This new standard replaces SFAS 141 “Business Combinations”. SFAS 141R requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” be identified in the process. The statement requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. SFAS 141R is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R will impact the accounting for business combinations completed, if any, by the Company on or after January 1, 2009.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards (Continued)

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. This new standard requires that ownership interests held by parties other than the parent be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of income; all transactions resulting in a change of ownership interest whereby the parent retains control to be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment will be valued at fair market value with a gain or loss being recognized on the transaction. SFAS 160 is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008. The Company does not expect this statement to have an impact on its results of operations or financial condition.

In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods - Expected Term” (“SAB 110”). According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. We adopted SAB 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

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

	Year Ended December 31,
	2007	2006
Options and Warrants	21,746,128	18,295,026
Series B Preferred Stock	1,314,126	1,938,303
Total	23,060,254	20,233,329

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5. PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31,
Cost	2007	2006
Furniture and equipment	$709,461	$517,643
Transportation equipment	165,226	97,867
Leasehold improvements	23,704	23,704
Total cost	898,391	639,214

Less accumulated depreciation and amortization	(505,944)	(299,160)
Net property and equipment	$392,447	$340,054

Depreciation and amortization expense charged to operations was $231,969 in 2007 and $178,219 in 2006.

6. INVESTMENT IN SALES-TYPE LEASE

In 2001, AVP leased furniture and equipment associated with a former office facility to a third party in a lease classified as a sales-type lease. The unearned lease income was amortized to income over the lease term, using the effective interest method. The sales-type lease was terminated on December 31, 2006, and the leased assets were returned to AVP. Pursuant to SFAS No. 13 “Accounting for Leases”, the termination of the lease was accounted by removing the investment and recording the asset at the lower of its original cost, present fair value, or carrying amount. Upon termination of the lease, AVP recorded the assets at its carrying amount of $141,551. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which states long-lived assets classified as held for sale should be recorded at the lower of its carrying amount or fair value less cost to sell and to cease depreciation (amortization), no depreciation on the assets was recorded. AVP sold the assets in the first quarter of 2007 for $150,000.

7. RELATED PARTY TRANSACTIONS

In April 2003, AVP issued a $1,366,737 promissory note to Management Plus Enterprises, Inc. ("MPE") with whom Leonard Armato, the Chief Executive Officer and Chairman of the Board of Directors of the Company was affiliated. This note constituted the purchase price delivered by AVP to MPE for the interests in MPE Sales, LLC. The debenture was payable in installments through January 2006 plus interest at a rate of 3.75% per annum. During 2006, $416,737 in principal was repaid under this obligation.

In February 2005, AVP entered into a consulting agreement with Montecito Capital Partners, LLC (“Montecito”), a firm controlled by one of AVP’s former non-management directors. Under the terms of the agreement, Montecito provided various management consulting services to AVP, including, but not limited to strategic planning and marketing. The agreement obligated AVP to pay $20,000 per month to services through February 2006. AVP recognized consulting expense of $0 in 2007 and $40,000 in 2006.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. RELATED PARTY TRANSACTIONS (CONTINUED)

In February 2006, AVP entered into a production and distribution agreement with Fox Broadcasting Company (“FBC”), an owner of more than 10% of our outstanding common stock in February of 2006, in connection with two events. Under the agreement, FBC had the exclusive right to telecast the finals of two 2006 AVP tournaments throughout the U.S., its territories, and possessions. In consideration for its services valued at $1,000,000, FBC received 666,667 shares of Common Stock, par value $0.001 per share, of AVP.

In November 2007, AVP entered in a consulting agreement with Brooklyn Sports and Entertainment (“BSE”), an organization managed by one of AVP’s non-management directors. Under the terms of the agreement, BSE will pursue sales of sponsorship opportunities with the respect to the naming rights of AVP’s portable stadium and the sale of tour-level sponsorship for the period of November 1, 2007 through April 30, 2008. In consideration for the services, AVP will pay BSE a non-refundable retainer fee in the amount of $40,000. AVP recognized consulting expense of $13,333 in 2007.

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

On March 24, 2006, AVP entered an agreement with Wall Street Communications Group, Inc. ("Sales Agent") pursuant to which Sales Agent performed sales services for AVP in connection with a sponsorship/advertising agreement with Crocs, Inc. (“Crocs”) which currently serves as title sponsor for the AVP Tour. For its services, the Sales Agent received 250,000 shares of AVP common stock valued at $200,000 and a warrant to purchase up to 200,000 shares of AVP common stock. The exercise price of the warrant is $.80. On December 31, 2007, the warrants had a value of $87,053, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 2.3 years, estimated volatility of 75.21% and a risk free interest rate of 3.07%. For the years ended December 31, 2007 and 2006, we expensed $21,654 and $65,399, respectively. The expiration date of the warrant is April 12, 2010 (the fourth anniversary of the signing of the Crocs Sponsorship/Advertising Agreement).

On April 12, 2006, AVP entered a multi-year sponsorship/advertising agreement ("Agreement") with Crocs pursuant to which Crocs became the title sponsor of the AVP Tour through the final event of the 2008 AVP Tour season. In the Agreement, AVP agreed to issue warrants to purchase up to 1,000,000 shares of common stock of AVP. The vesting period is as follows: (i) 200,000 shares on April 12, 2006 and (ii) 200,000 shares on each January 15th for the years 2007 through 2010; however no shares shall be granted in 2008, 2009 or 2010 if Crocs reduces its sponsorship in 2008, or in either 2009 or 2010 if the Agreement is not extended beyond 2008 or in such earlier years if the Agreement is terminated by either party for breach prior to the final event of the 2008 AVP Tour season. The exercise price of the warrants is $.80. The warrants were recorded with a value of $252,842, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 6 years, estimated volatility of 95% and a risk free interest rate of 4.92%. The fair value of the warrants was recorded through the Consolidated Statement of Operations as contra-revenue. For the year ended December 31, 2006, AVP recognized $252,842 related to these warrants. The expiration date of the warrant is April 12, 2012 (sixth anniversary of the execution of the Agreement).

In April 2006, the Board of Directors of AVP agreed to extend the warrants included in the 10% convertible notes issued in the second half of 2004, which were scheduled to expire in June 2006, for an additional 18-month period through December 2007. The warrants were recorded with a value of $99,379, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 1.7 years, estimated volatility of 90% and a risk free interest rate of 3.52%. For the year ended December 31, 2006, the Company expensed $99,379.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. CAPITAL TRANSACTIONS (CONTINUED)

Pursuant to a Securities Purchase Agreement dated May 4, 2006, AVP sold 2,941,180 shares of common stock and five-year warrants to purchase 588,236 shares of common stock at an exercise price of $1.00 per share for a total price of $2,500,003. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 282,353 shares of common stock on substantially the same terms as the warrants sold to investors. Warrants issued to the placement agent were capitalized as part of the offering costs.

Pursuant to a Securities Purchase Agreement dated June 9, 2006, AVP sold 3,529,410 shares of common stock and five-year warrants to purchase 705,882 shares of common stock at an exercise price of $1.00 per share, to an accredited investor, for a total price of $2,999,998.50. Oppenheimer & Co., Inc. acted as the placement agent and in addition to its commission, received a warrant to purchase 338,824 shares of common stock on substantially the same terms as the warrants sold to the investor. Warrants issued to the placement agent were capitalized as part of the offering costs.

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

Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19), the fair value of the warrants issued at the close of the May and June 2006 Financing have been reported as a liability due to the requirement to netcash settle the transaction in the event that the shares underlying the warrant are not registered for sale. The warrant provides that the holder is entitled to liquidated damages, payable in cash, of 1% of the gross proceeds per month ($55,000) should the Company fail to achieve effectiveness of the registration statement. The warrants were recorded as a derivative financial instrument with a value of $875,513, and they were later reclassified as equity on the date the registration statement became effective. On the effective date, the warrants had a value of approximately $764,471, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 90% and a risk free interest rate of 5.10%. The change in fair value of the warrants was recorded through the Consolidated Statement of Operations as Other Income (Expense). For the year ended December 31, 2006, we recorded a gain of $111,042 associated with the fair value adjustment of the warrants.

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

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. CAPITAL TRANSACTIONS (CONTINUTED)

In addition, as a result of the new shares sold in May and June 2006, AVP also issued to Maxim, placement agent for the February 2005 financing, a warrant to purchase 122,898 additional shares of common stock in accordance with its anti-dilution provision. The warrants were recorded through the Consolidated Statement of Operations as an administrative expense with a value of $93,135, which was determined using the Black-Scholes valuation method, for the year ended December 31, 2006.

For the year ended December 31, 2006, 24,940 shares of Series B preferred stock were converted into 624,464 shares of AVP's common stock pursuant to notices of conversions from two individual investors.

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

On April 20, 2006, the Board of Directors approved fees for outside directors for their services. In 2006, the fees were paid in common stock. For the year ended December 31, 2006, AVP issued 55,905 common stock shares to directors for services rendered.

For the year ended December 31, 2007, 22,396 shares of Series B preferred stock were converted into 624,176 shares of AVP’s common stock.

During the year ended December 31, 2007, AVP issued 13,945 shares of common stock pursuant to the cashless exercise of options for 16,829 shares of common stock. The exercise price of the options was $0.30 per share.

During the year ended December 31, 2007, AVP issued 100,137 shares of common stock pursuant to the cashless exercise of options for 100,977 shares of common stock. The exercise price of the options was $0.01 per share.

Pursuant to the April 12, 2006 Title Sponsorship Agreement with Crocs, AVP agreed to issue warrants to Crocs to purchase up to 1,000,000 shares of common stock of AVP as follows: a warrant for 400,000 shares on April 12, 2006 and for 200,000 shares for each of the years 2008 through 2010. However, no warrants would be issued in 2008, 2009, or 2010 if Crocs relinquished the “Title” sponsorship and reduced its sponsorship to a “Platinum” level sponsorship following the 2007 season, or if the agreement was not extended for two more years, or if the agreement was terminated for breach prior to the final event of the 2008 AVP Tour season. Crocs had the option to reduce its sponsorship level until July 15, 2007. As of July 15, 2007, Crocs did not exercise its option to reduce its sponsorship level for 2008; therefore, Crocs was granted a warrant to purchase additional 200,000 shares. The warrants were valued using Black-Scholes method and recorded through the Consolidated Statement of Operations as contra-revenue. The warrants were recorded with a value of $174,600. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 4.75 years, estimated volatility of 79.32% and a risk free interest rate of 4.95%.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. CAPITAL TRANSACTIONS (CONTINUTED)

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

9. STOCK OPTIONS

Stock Option Plans

On August 23, 2005, the AVP stockholders approved the adoption of the 2005 Stock Incentive Plan. Under the 2005 Plan, AVP may grant awards of stock options (including stock purchase warrants) and restricted stock grants to its officers, directors, employees, consultants, players, and independent contractors. AVP may issue an aggregate of 30,000,000 shares of its common stock under the 2005 Plan, including approximately 14,000,000 shares consisting of management warrants, as well as options previously granted by AVP’s wholly owned subsidiary, Association of Volleyball Professionals, Inc. (the “Association”), which were subsequently converted to AVP stock options upon the Association’s acquisition by AVP. AVP may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, and options, warrants, and other rights to buy AVP’s common stock that are not qualified as incentive stock options. The exercise price of each optioned share is determined by the Compensation Committee; however the exercise price for incentive stock options and nonqualified stock options will not be less than 100% of the fair market value of the optioned shares on the date of grant. The exercise price of incentive stock options granted to holders of more than 10% of AVP’s Common Stock must be at least 110% of the fair market value of the Common Stock on the date of grant.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCK OPTIONS (CONTINUED)

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

In connection with stock options granted to employees to purchase common stock, AVP recorded $214,233 of stock-based compensation expense for the period ended December 31, 2007 and $53,491 for the period ended December 31, 2006. The Company recorded no tax benefit related to these options.

The following table contains information on the stock options under the Plan for the years ended December 31, 2007 and 2006. The outstanding options expire from April 2008 to November 2017.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Options outstanding at January 1, 2006	12,015,262	$0.87
Granted	150,000	0.70
Exercised	--	--
Cancelled	(87,178)	1.67
Options outstanding at December 31, 2006	12,078,084	0.86
Granted	3,450,000	1.00
Exercised	(100,977)	0.01
Cancelled	(8,081)	2.31
Options outstanding at December 31, 2007	15,419,026	$.90	4.1	$5,471,697
Options exercisable at December 31, 2007	12,077,243	$.86	2.5	$5,460,847
Option exercisable at December 31, 2007 and expected to vest	13,726,004	$.88	3.4	$5,469,318

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.90 of our common stock on December 31, 2007, the last trading date of our period end date of December 31, 2007. The intrinsic value was computed for only those awards that are in the money and excludes out of the money awards.

On November 7, 2007, the Board of Directors authorized the issuance to two key employees of options to purchase 3,450,000 shares of common stock, of which 1,200,000 shares is subject to a market condition. The stock options subject to the market condition vest in three equal installments: the first one-third vest on the date that the closing price of the Company’s common stock reaches $2.00 per share for at least forty five consecutive trading days, the next one-third vest on the date that the closing price of the Company’s common stock reaches $3.00 per share for at least forty five consecutive trading days, and the final one-third vest on the date that the closing price of the Company’s common stock reaches $4.00 per share for at least forty five consecutive trading days. The stock option grant not subject to market condition was valued at $1,518,750 using the Black-Scholes method and recorded through the consolidated statement of operations as option expense. The assumptions utilized in computing the fair value of the options were as follows: expected life of 5.76 years, estimated volatility of 75.53% and a risk free interest rate of 3.92%. The Company used a Monte Carlo stock option model to estimate fair value of the options subject to the market condition and the derived vesting periods range from 1.81 to 3.29 years. The assumptions utilized in computing the fair value of the 1,200,000 options were as follows: estimated volatility of 79.38% and a risk free interest rate of 4.29%. For the year ended December 31, 2007, we recognized $130,397 related to this option grant.

The weighted average grant-date fair value per share of options granted was $0.71 in 2007 and $0.61 in 2006.

The total intrinsic value of stock options exercised during 2007 and 2006 was $123,370 and $0, respectively. No cash was received as the options were exercised in a cashless exercise. The Company did not recognize any tax benefit related to this exercise.

The following table summarizes information about options outstanding and exercisable by price range as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .01 - .30	6,017,966	2.0	$0.03	6,017,966	$0.03
.31 -.90	1,805,480	5.9	0.77	1,749,384	0.77
.91 -1.60	4,145,154	8.4	1.10	859,467	1.47
1.61 -2.80	3,450,426	1.6	2.21	3,450,426	2.21
$ .01 - 2.80	15,419,026	4.1	$0.90	12,077,243	$0.86

When options are exercised, the Company’s policy is to issue previously registered, unissued shares of common stock. As of December 31, 2007, the Company had 12,692,432 registered but unissued shares of common stock available.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCK OPTIONS (CONTINUED)

Other Stock Options/Warrants

In connection with warrants granted to non-employees to purchase Common Stock, AVP recorded warrant expense of $21,654 in sales and marketing expenses and $507,800 in contra-revenue for the year ended December 31, 2007 and $192,514 in administrative expenses, $65,399 in sales and marketing expenses, and $252,842 in contra-revenue for the year ended December 31, 2006. Such amounts represent, for each non-employee stock option, the valuation under SFAS 123 on the date of the grant. These grants were fully vested on the grant date.

The following table contains information on all of AVP’s non-plan stock options and warrants for the years ended December 31, 2007 and 2006.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options/warrants outstanding at January 1, 2006	3,467,425	$1.89
Granted	4,173,506	1.16
Exercised	(20,195)	0.30
Cancelled	(1,403,794)	1.76
Options/warrants outstanding at December 31, 2006	6,216,942	1.44
Granted	600,000	0.80
Exercised	(16,829)	0.30
Cancelled	(473,011)	2.10
Options/warrants outstanding at December 31, 2007	6,327,102	$1.33	2.8	$279,544
Options/warrants exercisable at December 31, 2007	6,327,102	$1.33	2.8	$279,544

The weighted average fair value of options/warrants granted was $0.85 in 2007 and $0.61 in 2006.

The total intrinsic value of stock options/warrants exercised during 2007 and 2006 was $24,402 and $12,622, respectively. No cash was received as the options/warrants were exercised in a cashless exercise. The Company did not recognize any tax benefit in connection with these exercises.

The following table summarizes information about options/warrants outstanding and exercisable by price range as of December 31, 2007:

	Options/warrants Outstanding			Options/warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .30 - 1.50	3,862,193	3.4	$0.89	3,862,193	$0.89
1.51 - 3.40	2,464,909	1.8	2.01	2,464,909	2.01
$ .30 - 3.40	6,327,102	2.8	$1.33	6,327,102	$1.33

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES

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

The Company also subleases approximately 4,500 square feet of warehouse space pursuant to a sublease that expires on February 28, 2009. The space is used for storing tournament equipment and the Company’s trucks.

The future minimum rental payments under the non-cancellable operating leases are as follows:

Years Ending December 31,
2008	$377,000
2009	362,000
2010	90,000
Total	$829,000

Rent expense for the corporate office facility charged to operations was $338,948 and $318,565 for the years ended December 31, 2007 and 2006, respectively.

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

Employment Agreements

AVP has entered into “at will” employment agreements with two officers. In addition to base salary, the employment agreements provide for performance bonuses. The performance bonuses will be 50% of the respective officer’s base salary. The performance bonuses awarded, if any, will be based upon achieving certain milestones and targets as determined by the Board of Directors’ Compensation Committee. The agreements also provide for an additional cash performance bonus ranging from $25,000 up to $125,000 in the event the Company achieves positive EBITDA. In the event the officers are terminated by AVP, their authority is diminished, or AVP breaches the employment agreements, the officers will continue to receive their annual base salary and their Annual Performance Bonus and benefits for periods of one to two years following the termination, depending on the circumstances of the termination.

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

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Purchased Rights

On November 5, 2007, AVP entered into an agreement with the Australian Volleyball Federation (AVF) to obtain the right to conduct the Australian Beach Volleyball Tour ("Australian Tour"). The agreement grants the AVP a license to operate, stage, and promote the Australian Tour for a period of five years, and it is extended for four years upon AVP meeting certain performance milestones. In consideration of the grant of rights, AVP will be responsible for paying the tour expenses and will pay AVF 10% of net profits (gross revenues less agreed upon tour expenses) for each year of the tour.

In connection with the exercise by AVP of its right to conduct, operate, stage, and promote the Australian Tour, AVP entered into an agreement with a third party pursuant to which the third party shall manage the operations of the Australian Tour and each of the 2008 events on behalf of AVP, including booking all the locations for the events and providing the staging and seating for each event. For the services, AVP will pay SportStage the agreed expenses in accordance with the following schedule:

	Fees	Staff Payroll
2007	$20,000	$5,000
2008	90,000	55,000
	$110,000	$60,000

In addition, AVP agreed to pay 50% of the pre-approved event expenses one week prior to each event and 50% within three days of each event. Total cost per event is projected to be approximately $50,000.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2007	2006
Current
Federal	$—	$—
State	9,410	800
Total	9,410	800
Deferred
Federal	—	—
State	—	—
Total	—	—
Total Income Tax Provision (Benefit)	$9,410	$800

The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

	2007	2006
Federal statutory rate	(34)%	(34)%
State income tax	(4)	(6)
Valuation allowance	37	40
Meals and Entertainment and Other	1	—
Total	—%	—%

Significant components of deferred income taxes as of December 31 are as follows:

	2007	2006
Deferred Tax Assets:
Accrued Liabilities and Other	$396,280	$—
Fixed Asset Basis	369,982	—
Net Operating Losses	8,045,131	6,454,419
TOTAL Deferred Tax Assets	8,811,393	6,454,419

Deferred Tax Liabilities:
TOTAL Deferred Tax Liabilities	—	—

Valuation Allowance	(8,811,393)	(6,454,419)
Net Deferred Taxes	$—	$—

AVP records a valuation allowance for certain temporary differences for which it is more likely than not that AVP will not receive future tax benefits. AVP assesses its past earnings history and trends and projections of future net income to determine the allowance. AVP recorded a valuation allowance for the entire amount of the net deferred assets in 2007 and 2006, as it had determined that it was more likely than not that no deferred tax assets would be realized. The net change in the valuation allowances for deferred tax assets were increase (decrease) of $2,356,974 and ($913,711) in 2007 and 2006, respectively. AVP will continue to review this valuation allowance quarterly and make adjustments as appropriate.

The tax benefits associated with employee exercises of stock options reduces income taxes currently payable. However, no benefits were recorded to additional paid in capital in 2007 and 2006 because their realization was not more likely than not to occur, and, consequently, a valuation allowance was recorded against the entire benefit.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)

At December 31, 2007, AVP had federal net operating loss carryforwards of approximately $20,778,880, which expire at various intervals from the years 2019 to 2027. At December 31, 2007, AVP had state net operating loss carry forwards of approximately 16,802,000, which expire at various intervals from the years 2011 to 2017. As of December 31, 2007, $5,227,000 and $9,672,000 of AVP’s federal and state net operating loss carryforwards were subject to approximately $61,000 and $652,000, respectively, in limitations related to their utilization under Section 382 of the Internal Revenue Code. Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

12. PENSION PLAN

AVP sponsors a qualified 401(k) savings plan for eligible employees. The plan provides for pre-tax employee contributions. Additionally, the plan provides for employer matching contributions at the discretion of AVP. No matching contributions were contributed to the plan by the employer in 2007 or 2006.

13. SUBSEQUENT EVENTS

On February 5, 2008, the Company granted its employees stock options to purchase a combined total of 500,000 shares of common stock of the Company, at an exercise price of $0.76 per share, the fair market value of the date of grant. The options vest ratably over a three-year period.

On February 22, 2008, Russ Pillar, AVP, Inc. (“AVP”) and AVP Pro Beach Volleyball Tour, Inc. (together with AVP, the “Company”) entered into a separation agreement, pursuant to which, effective immediately, Mr. Pillar resigned all positions, titles, duties, authorities and responsibilities with, arising out of or relating to his employment with the Company, including his position as Vice Chair, Operations and as a member of the Board of Directors of AVP, Inc.

Pursuant to the terms of the separation agreement, Mr. Pillar received payment for all unpaid salary, accrued but unused vacation, and reimbursable business expenses. Vested options, including the acceleration of vesting of 102,740 shares, would be exercisable for one year. Mr. Pillar will also receive payments totaling $112,500 for consulting services in connection with transition matters, sponsorship sales and introductions, and digital strategy for 180 days from February 22, 2008. In addition, Mr. Pillar, managing member of 5850 Group, LLC, will receive commission in the event 5850 Group secures or obtains a sponsorship from certain targeted companies for the Company.

On March 3, 2008, AVP entered into an “at will” employment agreement with Jeffrey Benz, an officer of the Company. Pursuant to his employment agreement, Mr. Benz will receive a base salary of $250,000 through December 31, 2008, $265,000 from January 1, 2009 through December 31, 2009; $280,000 from January 1, 2010 through December 21, 2010. Mr. Benz received a 10 year option to purchase 350,000 shares of AVP, Inc.’s common stock at a price to equal the fair market value of the stock on the date of the grant, of which 87,500 vested immediately when awarded by the Board and the remainder will vest equally over 36 months.

On March 27, 2008, an ex-officer of the Company exercised stock options, using a cashless exercise method, whereby he received 456,039 shares of common stock.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 8A(T). Controls and Procedures.

Disclosure Controls and Procedures

AVP’s management has evaluated, with the participation of its principal executive and financial officer, the effectiveness of AVP’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded that, as of December 31, 2007, AVP’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by AVP in reports that it files or submits under the Exchange Act is accumulated and communicated to AVP’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting includes maintaining records that accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with company policy; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on the Company’s financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. To evaluate the effectiveness of the Company's internal control over financial reporting, the Company's management uses the Integrated Framework adopted by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, using the COSO framework. The Company's management has determined that the Company's internal control over financial reporting is effective as of that date.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 8B. Other Information

Not applicable.

PART III

ITEM 9. Directors, Executive Officers, Promoters; Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information required by this Item 9 will be in the Company’s definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-KSB by this reference.

ITEM 10. Executive Compensation.

The information required by this Item 10 will be in the Company’s definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-KSB by this reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information required by this Item 11 will be in the Company’s definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual report on Form 10-KSB by this reference.

ITEM 12. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 12 will be in the Company’s definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-KSB by this reference.

ITEM 13. Exhibits

The following exhibits are filed with this report.

Exhibit Number	Name of Exhibit	Incorporated by Reference to
2.1	Merger Agreement, dated as of June 29, 2004 among Othnet, Inc., Othnet Merger Sub, Inc. and Association of Volleyball Professionals, Inc.	Exhibit 10.2(1)

2.2	First Amendatory Agreement, dated February 28, 2005, to Agreement and Plan of Merger, dated June 29, 2004, between Othnet and AVP.	Exhibit 2.2(2)

2.3	Agreement detailing Othnet’s liabilities, dated February 28, 2005 between Othnet and AVP.	Exhibit 2.3(2)

2.4	Supplement to Merger Agreement, dated as of November 10, 2004 among Othnet, Inc., Othnet Merger Sub, Inc. and Association of Volleyball Professionals, Inc.	Exhibit 2.4(6)

3.1	Amendment and restated certificate of incorporation dated December 16, 2005	Exhibit 3.1A (7)

3.2	Bylaws.	(*)

4.1	Registration Rights Agreement, dated January 5, 2005, between Othnet and Units Investors.	Exhibit 4.1(2)

4.2	Form of Units warrant.	Exhibit 4.2(2)

4.3	Form of warrant for Maxim Group LLC	Exhibit 4.3(3)

10.1	Executive Employment Agreement between Leonard Armato and AVP Pro Beach Volleyball Tour Inc., dated as of November 5, 2007.	(*)

10.4	Stock Option Agreement between Leonard Armato and Association of Volleyball Professionals, Inc., dated as of September 1, 2003.	Exhibit 10.4(3)

10.7	Form of Management Warrant	Exhibit 10.7(10)

10.13	2005 Stock Option Plan	Exhibit 10.13(4)

10.14	Form of Player Agreement	Exhibit 10.14(5)

10.16	Fox Term Sheet, as amended as of December 21, 2004	Exhibit 10.16(6)

10.17	NBC Sports Ventures letter agreement dated February 22, 2005	Exhibit 10.17(6)

10.18	OLN letter agreement dated February 10, 2005	Exhibit 10.18(6)

10.20	National Sports Programming (Fox) Agreement dated February 21, 2006	Exhibit 99.1 (8)

10.21	Crocs Agreement dated April 6, 2006 (Portions omitted pursuant to request for confidential treatment)	Exhibit 10.21 (9)

10.22	Executive Employment Agreement of Jeffery G. Benz dated March 3, 2008	*

10.23	Executive Employment Agreement between Russ Pillar and AVP Pro Beach Volleyball Tour, Inc., dated November 1, 2007	*

10.24	Separation Agreement between Russ Pillar, AVP, Inc. and AVP Pro Beach Volleyball Tour, Inc., dated February 22, 2008	*

21	Subsidiaries of AVP, Inc.	*

24	Power of Attorney (included in the signature page of this Annual Report of Form 10-KSB).

31.1	Certification of the Chief Executive Officer	*

31.2	Certification of the Chief Financial Officer	*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)	*

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

(4) Annex C to AVP Proxy Statement dated July 18, 2005 (File No. 005-79737).

(5) AVP, Inc. Registration Statement on Form SB-2, Pre Am. No. 1 (Reg. No. 333-0124084).

(6) AVP, Inc. Registration Statement on Form SB-2, Pre Am. No. 2 (Reg. No. 333-0124084).

(7) AVP, Inc. Registration Statement on Form SB-2, Post Am. No. 3 (Reg. No. 333-0124084).

(8) AVP Form 8-K dated February 21, 2006 (File No. 000-26454).

(9) AVP, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2005 (File No. 0-26454).

ITEM 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be in the Company’s definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report as Form 10-KSB by this reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2008.

AVP, INC.

By:	/s/ Tom Torii
Name: Tom Torii
Title: Interim Chief Financial Officer

POWER OF ATTORNEY

AVP, Inc. and each of the undersigned do hereby appoint Leonard Armato, Jeffrey Benz, and Thomas Torii, and each of them severally, his or her true and lawful attorney to execute on behalf of AVP, Inc. and the undersigned any and all amendments to this Annual Report on Form 10-KSB and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard Armato Leonard Armato	Chairman, Chief Executive Officer, Tour Commissioner, and Director (Principal Executive Officer)	March 31, 2008

/s/ Jeffrey Benz Jeffrey Benz	Chief Administrative Officer, Secretary, General Counsel	March 31, 2008

/s/ Thomas Torii Thomas Torii	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ William Chardavoyne William Chardavoyne	Director	March 31, 2008

/s/ Philip Guarascio Philip Guarascio	Director	March 31, 2008

/s/ Scott Painter Scott Painter	Director	March 31, 2008

/s/ Kathy Vrabeck Kathy Vrabeck	Director	March 31, 2008

/s/ Brett Yormark Brett Yormark	Director	March 31, 2008

EXHIBIT INDEX

Exhibit Number	Name of Exhibit	Incorporated by Reference to
2.1	Merger Agreement, dated as of June 29, 2004 among Othnet, Inc., Othnet Merger Sub, Inc. and Association of Volleyball Professionals, Inc.	Exhibit 10.2(1)

2.2	First Amendatory Agreement, dated February 28, 2005, to Agreement and Plan of Merger, dated June 29, 2004, between Othnet and AVP.	Exhibit 2.2(2)

2.3	Agreement detailing Othnet’s liabilities, dated February 28, 2005 between Othnet and AVP.	Exhibit 2.3(2)

2.4	Supplement to Merger Agreement, dated as of November 10, 2004 among Othnet, Inc., Othnet Merger Sub, Inc. and Association of Volleyball Professionals, Inc.	Exhibit 2.4(6)

3.1	Amendment and restated certificate of incorporation dated December 16, 2005	Exhibit 3.1A (7)

3.2	Bylaws.	(*)

4.1	Registration Rights Agreement, dated January 5, 2005, between Othnet and Units Investors.	Exhibit 4.1(2)

4.2	Form of Units warrant.	Exhibit 4.2(2)

4.3	Form of warrant for Maxim Group LLC	Exhibit 4.3(3)

10.1	Executive Employment Agreement between Leonard Armato and AVP Pro Beach Volleyball Tour Inc., dated as of November 5, 2007.	(*)

10.4	Stock Option Agreement between Leonard Armato and Association of Volleyball Professionals, Inc., dated as of September 1, 2003.	Exhibit 10.4(3)

10.7	Form of Management Warrant	Exhibit 10.7(10)

10.13	2005 Stock Option Plan	Exhibit 10.13(4)

10.14	Form of Player Agreement	Exhibit 10.14(5)

10.16	Fox Term Sheet, as amended as of December 21, 2004	Exhibit 10.16(6)

10.17	NBC Sports Ventures letter agreement dated February 22, 2005	Exhibit 10.17(6)

10.18	OLN letter agreement dated February 10, 2005	Exhibit 10.18(6)

10.20	National Sports Programming (Fox) Agreement dated February 21, 2006	Exhibit 99.1 (8)

10.21	Crocs Agreement dated April 6, 2006 (Portions omitted pursuant to request for confidential treatment)	Exhibit 10.21 (9)

10.22	Executive Employment Agreement of Jeffery G. Benz dated March 3, 2008	*

10.23	Executive Employment Agreement between Russ Pillar and AVP Pro Beach Volleyball Tour, Inc., dated November 1, 2007	*

10.24	Separation Agreement between Russ Pillar, AVP, Inc. and AVP Pro Beach Volleyball Tour, Inc., dated February 22, 2008	*

21	Subsidiaries of AVP, Inc.	*

24	Power of Attorney (included in the signature page of this Annual Report of Form 10-KSB).

31.1	Certification of the Chief Executive Officer	*

31.2	Certification of the Chief Financial Officer	*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)	*

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

(4) Annex C to AVP Proxy Statement dated July 18, 2005 (File No. 005-79737).

(5) AVP, Inc. Registration Statement on Form SB-2, Pre Am. No. 1 (Reg. No. 333-0124084).

(6) AVP, Inc. Registration Statement on Form SB-2, Pre Am. No. 2 (Reg. No. 333-0124084).

(7) AVP, Inc. Registration Statement on Form SB-2, Post Am. No. 3 (Reg. No. 333-0124084).

(8) AVP Form 8-K dated February 21, 2006 (File No. 000-26454).

(9) AVP, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2005 (File No. 0-26454).