Form 10QSB
period 2008-03-31
AVP INC
filed 2008-05-15
CIK 930817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☐ No ☒

As of May 14, 2008, the Registrant had 21,089,626 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

AVP, INC.

INDEX

		Page

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3

Consolidated Balance Sheets as of March 31, 2008
(Unaudited) and December 31, 2007		4

Consolidated Statements of Operations for
the three months ended March 31, 2008 and 2007
(Unaudited)		5

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
for the three months ended March 31, 2008
(Unaudited)		6

Consolidated Statements of Cash Flows for
the three months ended March 31, 2008 and 2007
(Unaudited)		7

Notes to Consolidated Financial Statements (Unaudited)		9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR
	PLAN OF OPERATION	19

ITEM 3.	CONTROLS AND PROCEDURES	26

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVP, INC.
Index to Financial Statements
Period Ended March 31, 2008

PAGE
Financial Statements
Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	4

Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (Unaudited)	5

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the three months ended March 31, 2008 (Unaudited)	6

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited)	7-8

Notes to Consolidated Financial Statements (Unaudited)	9

AVP, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,530,182	$2,257,453
Accounts receivable, net of allowance for doubtful accounts of $150,871 and $149,748	2,420,017	2,008,253
Prepaid expenses	531,625	388,649
Other current assets	54,546	116,393
TOTAL CURRENT ASSETS	6,536,370	4,770,748

PROPERTY AND EQUIPMENT, net	447,474	392,447

OTHER ASSETS	32,562	115,496

TOTAL ASSETS	$7,016,406	$5,278,691

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,712,930	$908,020
Accrued expenses	2,348,687	1,663,975
Deferred revenue	3,143,915	101,245
TOTAL CURRENT LIABILITIES	7,205,532	2,673,240

OTHER NON-CURRENT LIABILITIES	84,392	96,419

TOTAL LIABILITIES	7,289,924	2,769,659

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 2,000,000 shares authorized:

Series A convertible preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-

Series B convertible preferred stock, $.001 par value, 250,000 shares authorized, 44,944 and 47,152 shares issued and outstanding	46	48

Common stock, $.001 par value, 80,000,000 shares authorized, 21,089,626 and 20,490,096 shares issued and outstanding	21,090	20,490
Additional paid-in capital	39,935,262	39,732,837
Accumulated deficit	(40,229,916)	(37,244,343)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(273,518)	2,509,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,016,406	$5,278,691

See notes to financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2008	2007
REVENUE
Sponsorships/Advertising	$875,520	$-
Other	115,470	169,000
TOTAL REVENUE	990,990	169,000

EVENT COSTS	1,044,234	52,299
GROSS PROFIT (LOSS)	(53,244)	116,701

OPERATING EXPENSES
Sales and Marketing (1)	1,271,655	875,713
Administrative (2)	1,670,713	1,446,303
TOTAL OPERATING EXPENSES	2,942,368	2,322,016

OPERATING LOSS	(2,995,612)	(2,205,315)

OTHER INCOME
Interest income	11,189	56,457
Gain on disposal of asset	-	8,449
TOTAL OTHER INCOME	11,189	64,906

LOSS BEFORE INCOME TAXES	(2,984,423)	(2,140,409)

INCOME TAXES	(1,150)	(800)

NET LOSS	$(2,985,573)	$(2,141,209)

Loss per common share:
Basic	$(0.15)	$(0.11)
Diluted	$(0.15)	$(0.11)

Shares used in computing loss per share:
Basic	20,535,159	19,783,309
Diluted	20,535,159	19,783,309

(1) Sales and marketing expenses includes stock-based expenses of $18,182 and $72,907 for the three months ended March 31, 2008 and 2007, respectively.

(2) Administrative expenses include stock-based expenses of $203,023 and $21,360 for the three months ended March 31, 2008 and 2007, respectively.

See notes to financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three Months Ended March 31, 2008

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2007	-	$-	47,152	$48	20,490,096	$20,490	$39,732,837	$(37,244,343)	$2,509,032
Conversion of Series B Preferred Stock to common stock	-	-	(2,208)	(2)	61,537	62	(60)	-	-

Cashless exercise of option and warrants	-	-	-	-	537,993	538	(538)	-	-

Expenses from issuance of employee options	-	-	-	-	-	-	203,023	-	203,023

Net loss	-	-	-	-	-	-	-	(2,985,573)	(2,985,573)
Balance, March 31, 2008	-	$-	44,944	$46	21,089,626	$21,090	$39,935,262	$(40,229,916)	$(273,518)

See notes to financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net loss	$(2,985,573)	$(2,141,209)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation of property and equipment	66,662	49,571
Bad debt expense	1,123	-
Amortization of deferred commissions	18,182	72,907
Gain on disposal of assets	-	(8,449)
Compensation from issuance of stock options and warrants	203,023	21,360
Decrease (increase) in operating assets:
Accounts receivable	(412,887)	2,027,301
Prepaid expenses	(142,976)	(647,084)
Other assets	44,665	-
Increase (decrease) in operating liabilities:
Accounts payable	804,910	(77,518)
Accrued expenses	672,685	229,204
Deferred revenue	3,042,670	3,400,205

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,312,484	2,926,288

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in property and equipment	(39,755)	(163,410)
Proceeds from investment in sales-type lease	-	150,000
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(39,755)	(13,410)

See notes to financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(CONTINUED)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$-	$-

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,272,729	2,912,878
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,257,453	5,052,636
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,530,182	$7,965,514

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,150	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING INFORMATION

Conversion of Series B preferred stock into common stock	$62	$8
Issuance of warrant to sales agent for services	$-	$57,619
Cashless exercise of options and warrants	$538	$65
Reclassification of deposits into fixed assets	$81,934	$-

See notes to financial statements.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of AVP, Inc. (“AVP”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in AVP’s latest Annual Report on Form 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of AVP’s financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the consolidated audited financial statements for the most recent fiscal year 2007, as reported in the Form 10-KSB as previously filed with the SEC, have been omitted.

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

	Three Months Ended March 31,
	2008	2007
Options and Warrants	19,845,425	18,227,220
Series B Preferred Stock	1,252,589	1,930,165
Total	21,098,014	20,157,385

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. STOCK BASED COMPENSATION

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

Under the modified prospective method of SFAS No. 123(R), compensation expense was recognized during the year ended December 31, 2006 and included compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

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

The table below sets forth the pricing assumptions used in determining the fair value for the common stock options using the Black Scholes model:
	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	2.08 - 2.66%	4.54%
Expected life	1 - 5.76 years	3 years
Expected volatility	75 - 75.5%	84%
Expected dividend yield	0%	0%

Determining the appropriate fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, and expected term. The Company uses its own stock price to compute estimated volatility as it believes that historical volatility is fair representation of future volatility. Historical forfeitures have been immaterial; therefore, the Company is not recognizing forfeitures prior to their occurrences. The expected term of options granted from historical data on employee exercises is not yet determinable. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded. When more relevant detailed information becomes available, the Company intends to make more refined estimates of expected term. In December 2007, the SEC issued SAB 110, Shared Based Payment, to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS 123 (R). In accordance with SAB 107, as amended by SAB 110, the company used the simplified method in developing an estimate of expected term for the "plain vanilla" share options granted on February 5, 2008. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. As of March 31, 2008, the Company had approximately $1,345,739 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.55 years.

Due to the inherent uncertainty in valuing awards for publicly-traded stock as of the grant date, given that such awards will be exercised, purchased, or sold at indeterminate future dates, the actual value realized by the recipients, if any, may vary significantly from the value of the awards estimated at the grant date.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. STOCK OPTIONS

Stock Option Plans

Under AVP’s 2005 Stock Incentive Plan, AVP may grant awards of stock options (including stock purchase warrants) and restricted stock grants to its officers, directors, employees, consultants, players, and independent contractors. AVP may issue an aggregate of 30,000,000 shares of its common stock under the 2005 Plan, including approximately 14,000,000 shares underlying management warrants, as well as options previously granted by AVP’s wholly owned subsidiary, Association of Volleyball Professionals, Inc. (the “Association”), which were subsequently converted to AVP stock options upon the Association’s acquisition by AVP. AVP may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, and options, warrants, and other rights to buy AVP’s common stock that are not qualified as incentive stock options. The exercise price of each optioned share is determined by the Compensation Committee; however the exercise price for incentive stock options and nonqualified stock options will not be less than 100% of the fair market value of the optioned shares on the date of grant. The exercise price of incentive stock options granted to holders of more than 10% of AVP’s Common Stock must be at least 110% of the fair market value of the Common Stock on the date of grant.

The expiration date of each option shall be determined by the Compensation Committee at the date of grant; however, in no circumstances shall the option be exercisable after 10 years from the date of grant. Stock options granted under the 2005 Plan will expire no more than ten years from the date on which the option is granted, unless the Board of Directors determines an alternative termination date. If incentive stock options are granted to holders of more than 10% of AVP’s Common Stock, such options will expire no more than five (5) years from the date the option is granted. Except as otherwise determined by the Board of Directors or the Compensation Committee, stock options granted under the 2005 Plan will vest and become exercisable on the anniversaries of the date of grant of such option at a rate of 25% per year over four years from the date of grant.

In connection with stock options granted to employees to purchase common stock, AVP recorded $203,023 of stock-based compensation expense for the period ended March 31, 2008 and $21,360 for the period ended March 31, 2007.

The following table contains information on the stock options under the Plan for the quarter ended March 31, 2008 and the year ended December 31, 2007. The outstanding options expire from November 2008 to February 2018.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2007	12,078,084	$0.86
Granted	3,450,000	1.00
Exercised	(100,977)	0.01
Cancelled	(8,081)	2.31
Options outstanding at December 31, 2007	15,419,026	0.90
Granted	947,240	0.79
Exercised	(895,646)	0.32
Cancelled	(1,952,297)	1.12
Options outstanding at March 31, 2008	13,518,323	$0.89	3.6	$4,685,939
Options exercisable at March 31, 2008	11,380,739	$0.88	2.4	$4,616,101
Options exercisable at March 31, 2008 and expected to vest	13,491,586	$0.89	3.6	$4,684,958

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. STOCK OPTIONS (CONTINUED)

Stock Option Plans (Continued)

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.85 of our common stock on March 31, 2008, the last trading date of our quarter ended March 31, 2008. The intrinsic value was computed for only those awards that are in the money and excludes out of the money awards.

The weighted average fair value of options granted was $0.47 and $0 during  the three months ended March 31, 2008 and 2007, respectively. No options were granted during the three months ended March 31, 2007.

The total intrinsic values of stock options exercised during the three months ended March 31, 2008 and 2007 were $410,091 and $71,878, respectively. No cash was received as the options were exercised in cashless exercises. The Company did not recognize any tax benefit related to these exercises.

The following table summarizes information about AVP’s options outstanding and exercisable by price range as of March 31, 2008:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.01 - .30	5,324,273	1.8	$0.01	5,324,273	$0.01
.31 -.90	2,448,028	7.1	0.76	1,692,439	0.77
.91 -1.60	2,489,020	6.9	1.17	1,107,025	1.37
1.61 -2.80	3,257,002	1.3	2.21	3,257,002	2.21
$.01 - 2.80	13,518,323	3.6	$0.89	11,380,739	$0.88

When options are exercised, the Company’s policy is to issue registered, unissued shares of common stock. As of March 31, 2008, the Company had 14,056,024 registered but unissued shares of common stock available.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. STOCK OPTIONS (CONTINUED)

Other Stock Options/Warrants

In connection with warrants granted to non-employees to purchase common stock, AVP recorded warrant expense of $0 in sales and marketing expenses for the three months ended March 31, 2008 and $54,725 in sales and marketing expenses for the three months March 31, 2007. Such amounts represent, for each non-employee stock option or warrants, the valuation determined using the Black Scholes Model at the time of grant.

The following table contains information on all of AVP’s non-plan stock options and warrants for the period ended March 31, 2008 and the year ended December 31, 2007.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2007	6,216,942	$1.44
Granted	600,000	0.80
Exercised	(16,829)	0.30
Cancelled	(473,011)	2.10
Options outstanding at December 31, 2007	6,327,102	1.33
Granted	-	-
Exercised	-	-
Cancelled	-	-
Options outstanding at March 31, 2008	6,327,102	$1.33	2.4	$206,248
Options exercisable at March 31, 2008	6,327,102	$1.33	2.4	$206,248

No options or warrants were granted during the three months ended March 31, 2008 or 2007.

The total intrinsic value of stock options/warrants exercised during the three months ended March 31, 2008 and 2007 was $0 and $24,402, respectively. No cash was received as the options/warrants were exercised in a cashless exercise. The Company did not recognize any tax benefit in connection with these exercises.

The following table summarizes information about options/warrants outstanding and exercisable by price range as of March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.30 - 1.50	3,862,192	3.0	$0.89	3,862,192	$0.89
1.60 - 3.40	2,464,910	1.5	2.01	2,464,910	2.01
$.30 - 3.40	6,327,102	2.4	$1.33	6,327,102	$1.33

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. COMMITMENTS AND CONTINGENCIES

Operating Lease
The Company leases its corporate office facilities under a non-cancellable operating lease expiring in March 2010. The lease contains a renewal option for an additional five-year term. In addition, the lease provides for rental escalations at defined intervals during the lease term. Rent expense is recognized on the straight-line method over the term of the lease. The difference between rent expense recognized and rent payable under the rental escalation clauses is reflected in accrued expenses.

The Company also subleases approximately 4,500 square feet of warehouse space pursuant to a sublease that expires on February 28, 2009. The space is used for storing tournament equipment and the Company’s trucks.

The future minimum rental payments under the non-cancellable operating leases are as follows:

Years Ending December 31,
2008	$285,500
2009	362,400
2010	90,000
Total	$737,900

Rent expense for the corporate office facility charged to operations was $88,187 and $79,853 for the three months ended March 31, 2008 and 2007, respectively.

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

Employment Agreements

AVP has entered into “at will” employment agreements with two officers. In addition to base salary, the employment agreements provide for performance bonuses. The performance bonuses will be 50% of the respective officer’s base salary. The performance bonuses awarded, if any, will be based upon achieving certain milestones and targets as determined by the Board of Directors’ Compensation Committee. One of the agreements also provides for an additional cash performance bonus ranging from $25,000 to $125,000 in the event the Company achieves positive EBITDA. In the event the officers are terminated by AVP, their authority is diminished, or AVP breaches the employment agreements, the officers will continue to receive their annual base salary and their Annual Performance Bonus and benefits for periods of six months to two years following the termination, depending on the circumstances of the termination.

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

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Service Contingency

On March 31, 2008, the Company’s accrued additional costs of approximately $0.5 million to accommodate a vendor who requested additional consideration for services rendered in 2007. The Company is not obligated to make such additional payment, but to preserve the relationship and receive future services, AVP recorded an accrual for such service contingency.

6. CAPITAL TRANSACTIONS

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

For the three months ended March 31, 2008, 2,208 shares of Series "B" preferred stock were converted into 61,537 shares of AVP’s common stock pursuant to notice of conversion from an individual investor.

During the three months ended March 31, 2008, AVP issued 49,865 shares of common stock pursuant to the cashless exercise of options for 50,488 shares of common stock. The exercise price of the options was $0.01 per share.

During the three months ended March 31, 2008, AVP issued 485,635 shares of common stock pursuant to the cashless exercise of options for 643,205 shares of common stock. The exercise price of the options was $0.20 per share.

During the three months ended March 31, 2008, AVP issued 2,493 shares of common stock pursuant to the cashless exercise of options for 201,953 shares of common stock. The exercise price of the options was $0.80 per share.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. SEGMENT REPORTING

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

Our chief operating decision-makers (i.e., our chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, in the opinion of management, the Company considers itself to be in a single reporting segment and operating unit structure, and all revenues from its services are earned in this segment.

The Company has two geographic regions for its operations, the United States and Australia. Revenues are attributed to geographic areas based on the location where the events take place. The following table depicts the geographic information expected by FAS 131:
	Three Months Ended March 31,
Revenues:	2008	2007
United States	$115,470	$169,000
Australia	875,520	-
Total Revenue	$990,990	$169,000

	Three Months Ended March 31,
Long-lived assets:	2008	2007
United States	$447,474	$453,893
Australia	-	-
Total long-lived assets	$447,474	$453,893

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of SFAS No. 87, 88, 106, and 132R” (SFAS 158). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the fiscal year ended after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ended after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal yearend statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods - Expected Term” (“SAB 110”). According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. The Company adopted SAB 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of SFAS 133.” This new standard enhances required disclosures regarding derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect this statement to have an impact on its results of operations or financial condition.

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

AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October. For 2008, we scheduled 18 men’s and 18 women’s events in Miami, FL; Dallas, TX; Huntington Beach, CA; Charleston, SC; Louisville, KY; Atlanta, GA; Hermosa Beach, CA; Belmar, NJ; Boulder, CO; Chicago, IL; Brooklyn, NY; Long Beach, CA; San Diego, CA; Cincinnati, OH; Santa Barbara, CA; San Francisco, CA; Manhattan Beach, CA; and Glendale, AZ. Fourteen of the 18 cities are the same as last year’s. Eight events are scheduled to be held in the second quarter and ten events are scheduled to be held in the third quarter.

We partnered with Anschutz Entertainment Group (AEG) to produce the first-ever indoor beach volleyball national tour, the Hot Winter Nights Tour, from January 10 to February 23, 2008. The 2008 AVP Hot Winter Nights Tour brought the excitement and experience of an AVP beach volleyball tournament indoors for the very first time with each stop consisting of a three hour competition and 'beach festival.' The 2008 AVP Hot Winter Nights Tour schedule included 19 stops in many likely snowbound cities in the Midwest and Northeast United States. We held scheduled indoor beach volleyball tournaments in Oklahoma City, OK; St. Louis, MO; Kansas City, MO; Milwaukee, WI; Madison, WI; LaCrosse, WI; Minneapolis, MN; Columbus, OH; Albany, NY; Trenton, NJ; Norfolk, VA; Charlottesville, VA; Omaha, NE; Rosemont, IL; Bloomington, IL; Spokane, WA; Everett, WA; Portland, OR; and Las Vegas NV.

We entered a five-year agreement with the Australian Volleyball Federation (AVF) to promote the national beach volleyball tour in Australia. The 2008 AVF tour schedule included five events in prominent beach locations throughout Australia: Gold Coast in Surfers Paradise, Queensland; Manly Beach in Sydney, New South Wales; Port Macquarie, New South Wales; Perth, Scarborough Beach, Western Australia; and Adelaide in Glenelg, South Australia.

Results of Operations for the three months ended March 31, 2008 and 2007

Revenue

Summary Revenue

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2008	2007
Sponsorship/advertising	$875,520	$-	-%
Miscellaneous Revenue	115,470	169,000	(32%)
Total Revenue	$990,990	$169,000	486%

AVP’s business is primarily seasonal; substantially all revenue is recorded in the second and third quarters. The majority of AVP’s revenues are derived from sponsorship and advertising contracts with national sponsors. AVP recognizes national sponsorship/advertising revenue and activation fees during the tour, as the events occur and collection is reasonably assured, in the proportion that prize money for an event bears to total prize money for the season. Local sponsorship/advertising revenue, local promoter fees and local revenue are recognized as the applicable events occur. AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October.

Sponsorship/advertising revenue for the three months ended March 31, 2008 increased $0.9 million as compared to the three months ended March 31, 2007 as a result of five Australian events that took place in the three months ended March 31, 2008. No beach volleyball events took place in the three months ended March 31, 2007. There is no additional Australian event scheduled in 2008.

Miscellaneous revenue for the three months ended March 31, 2008 decreased 32% primarily due to a decrease in trademark licensing revenue as licensing agreements with two licensees were terminated in 2007. The decrease is also due to elimination of ticket sales for indoor exhibition event. In 2007, we produced an indoor exhibition event; however, in 2008, we entered a five-year agreement with an event promoter pursuant to which the event promoter is responsible for the event expenses for indoor exhibition events, the Hot Winter Nights Tour, and the promoter shares local revenue on a 50-50 basis after recoupment of the event costs. For 2008, there was no profit sharing resulting from the Hot Winter Night Tour.

Event Costs

Summary Costs			% Revenue
					Increase as
	Three Months Ended March 31,		Three Months Ended March 31,		% of Revenue
	2008	2007	2008	2007	2008 vs. 2007
Event Costs	$1,044,234	$52,299	105%	31%	74%

Event costs primarily include the direct costs of producing an event, costs related to the production and the airing of events on network television, and the cost of servicing our sponsors. Event costs are recognized on an event-by-event basis and event costs billed and/or paid prior to their respective events are recorded as prepaid event costs and expensed at the time the event occurs.

The increase of $1.0 million in total event costs was attributable to costs incurred in connection with five outdoor events that took place in Australia during the three months ended March 31, 2008. During the three months ended March 31, 2007, we held one indoor exhibition event but no outdoor event was held.

Gross Profit (Loss)
	Three Months Ended March 31,
	2008	2007
Revenue	$990,990	$169,000
Event Costs	1,044,234	52,299
Gross Profit (Loss)	$(53,244)	$116,701
Gross Profit (Loss) %	(5%)	69%

The gross loss margin for the three months ended March 31, 2008 is primarily due to the $0.2 million loss  related to the five outdoor Australian events that were promoted during the quarter, which was the result of not having enough lead time for selling and one-time costs that we do not anticipated to incur in future years.  For the three months ended March 31, 2007, no outdoor event was held; and higher licensing fees offset the gross loss margin resulting from the indoor exhibition event that took place during the period ended March 31, 2007.

As mentioned above, AVP’s primary business is seasonal; therefore revenue, gross profit and operating income amounts and percentages for the first and fourth quarters are not representative of our performance.

Operating Expenses

Summary Costs			% Revenue

	Three Months Ended March 31,		Three Months Ended March 31,		(Decrease) as % of Revenue
	2008	2007	2008	2007	2008 vs. 2007
Administrative	$1,670,713	$1,446,303	169%	856%	(687%)
Sales and Marketing	1,271,655	875,713	128%	518%	(390%)
Total Costs	$2,942,368	$2,322,016	297%	1374%	(1077%)

The 16% or $0.2 million increase in administrative costs was due primarily to an increase in stock-based compensation expenses as a result of employee options valued under SFAS 123R for stock options granted to employees in 2007 and during the three months ended March 31, 2008 and an increase in legal costs as a result of scheduling an Annual Meeting in May 2008. The increases in administrative costs were partially offset by a reduction in transaction costs incurred during the three months ended March 31, 2007 related to the plan of merger with Shamrock Holdings, Inc.

The 45% or $0.4 million increase in sales and marketing costs reflects an increase in website expenses. These expenses represent a one-time estimated payment due to a vendor to preserve the relationship.

Depreciation and Amortization Expense

	Three Months Ended March 31,		Percentage
	2008	2007	Increase
Depreciation Expense	$66,662	$49,571	34%
Total	$66,662	$49,571	34%

The 34% increase in depreciation expense resulted from an increase in depreciable assets, including information technology equipment and software and rotational signage equipment.

Other Income (Expense)

	Three Months Ended March 31,		Percentage
	2008	2007	(Decrease)
Interest Income	11,189	56,457	(80%)
Gain on disposal of asset	-	8,449	(100%)
Total	$11,189	$64,906	(83%)

The 80% decrease in interest income is due to a lower cash balance for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Operating Loss and Net Loss

			% Revenue
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Operating Loss	$(2,995,612)	$(2,205,315)	(302%)	(1305%)
Net Loss	$(2,985,573)	$(2,141,209)	(301%)	(1267%)

The Company’s net loss of $3.0 million for the three months ended March 31, 2008 compared to a loss of $2.1 million for the three months ended March 31, 2007 primarily reflects an increase in event costs, an increase in website-related expenses, and increases in stock-based compensation costs. As mentioned above, AVP’s primary business is seasonal; therefore revenue, gross profit and operating loss amounts and percentages for the first and fourth quarters are not representative of our performance.

Liquidity and Capital Resources

Sources of Liquidity
	March 31, 2008	December 31, 2007	Increase/ (Decrease)
Cash and cash equivalents	$3,530,182	$2,257,453	$1,272,729

Percentage of total assets	50%	43%

	Three Months Ended March 31,		Increase/
	2008	2007	(Decrease)
Cash flows provided by operating activities	$1,312,484	$2,926,288	$(1,613,804)
Cash flows used in investing activities	(39,755)	(13,410)	(26,345)
Cash flows provided by financing activities	-	-	-

As of March 31, 2008, our primary source of liquidity is comprised of $3.5 million of cash and cash equivalents.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year, cash flows generated from continuing operations, and cash flows provided by financing activities.  We have generated significant cash flows from the issuance of our common stock through private placements.

Cash flows provided by operating activities for the three months ended March 31, 2008 and 2007 were $1.3 million and $2.9 million, respectively. The variance in cash flows provided by operating activities for the three months ended March 31, 2008 is primarily due to an increase in accounts receivable and net loss which was offset by increases in account payable and accrued liabilities. Working capital, consisting of current assets less current liabilities, was ($0.7) million at March 31, 2008 and $2.1 million at December 31, 2007. The negative working capital at March 31, 2008 resulted from deferred revenue being recognized for sponsorship payments received for events occurring after March 31, 2008.

Capital expenditures for the three months ended March 31, 2008 and 2007 were $0.04 million and $0.2 million, respectively. During the three months ended March 31, 2008, AVP purchased information technology equipment, accounting software, and rotational signage equipment. During the three months ended March 31, 2007, AVP purchased two trailers and information technology equipment.

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of SFAS No. 87, 88, 106, and 132R” (SFAS 158). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the fiscal year ended after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ended after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal yearend statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods - Expected Term” (“SAB 110”). According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. The Company adopted SAB 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of SFAS 133”. This new standard enhances required disclosures regarding derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect this statement to have an impact on its results of operations or financial condition.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

ITEM 3A(T). CONTROLS AND PROCEDURES

AVP's management has evaluated, with the participation of its principal executive and financial officers, the effectiveness of AVP's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded, that, as of March 31, 2008, AVP's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by AVP in reports that it files or submits under the Exchange Act is accumulated and communicated to AVP's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, using the COSO framework. The Company's management has determined that the Company's internal control over financial reporting was effective as of that date and continued to be effective as of the quarter ended March 31, 2008.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 - Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2008.

AVP, INC. (Registrant)

By:	/s/ Tom Torii
Tom Torii Interim Chief Financial Officer