Form 10-Q
period 2008-06-30
AVP INC
filed 2008-08-14
CIK 930817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).

Yes ☐ No ☒

As of August 14, 2008, the Registrant had 21,089,626 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

AVP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVP, INC.
Index to Financial Statements
Period Ended June 30, 2008

PAGE

Financial Statements

Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	4

Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (Unaudited)	5

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the six months ended June 30, 2008 (Unaudited)	6

Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)	7-8

Notes to Consolidated Financial Statements (Unaudited)	9

AVP, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,468,212	$2,257,453
Accounts receivable, net of allowance for doubtful accounts of $252,347 and $149,748	3,283,899	2,008,253
Prepaid expenses	823,631	388,649
Other current assets	38,882	116,393
TOTAL CURRENT ASSETS	5,614,624	4,770,748

PROPERTY AND EQUIPMENT, net	438,501	392,447

OTHER ASSETS	42,562	115,496

TOTAL ASSETS	$6,095,687	$5,278,691

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,439,047	$908,020
Accrued expenses	2,495,424	1,663,975
Deferred revenue	2,470,435	101,245
TOTAL CURRENT LIABILITIES	6,404,906	2,673,240

OTHER NON-CURRENT LIABILITIES	69,857	96,419

TOTAL LIABILITIES	6,474,763	2,769,659

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 2,000,000 shares authorized:
Series B convertible preferred stock, $.001 par value, 250,000 shares authorized, 44,944 and 47,152 shares issued and outstanding	46	48
Common stock, $.001 par value, 80,000,000 shares authorized, 21,089,626 and 20,490,096 shares issued and outstanding	21,090	20,490
Additional paid-in capital	40,085,313	39,732,837
Accumulated deficit	(40,485,525)	(37,244,343)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(379,076)	2,509,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,095,687	$5,278,691

See notes to consolidated financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE
Sponsorships/Advertising	$6,192,498	$8,990,790	$7,068,018	$8,990,790
Other	1,635,636	1,857,611	1,751,106	2,026,611
TOTAL REVENUE	7,828,134	10,848,401	8,819,124	11,017,401

EVENT COSTS	5,716,951	7,185,169	6,761,185	7,237,468
GROSS PROFIT	2,111,183	3,663,232	2,057,939	3,779,933

OPERATING EXPENSES
Sales and marketing (1)	800,109	862,503	2,071,764	1,738,216
Administrative (2)	1,570,616	1,958,237	3,241,329	3,404,540
TOTAL OPERATING EXPENSES	2,370,725	2,820,740	5,313,093	5,142,756

OPERATING INCOME (LOSS)	(259,542)	842,492	(3,255,154)	(1,362,823)

OTHER INCOME (EXPENSE)
Interest income	6,014	57,520	17,203	113,977
Gain on disposal of asset	3,500	1,325	3,500	9,774
Foreign exchange loss	(5,581)	-	(5,581)	-
TOTAL OTHER INCOME	3,933	58,845	15,122	123,751

INCOME (LOSS) BEFORE INCOME TAXES	(255,609)	901,337	(3,240,032)	(1,239,072)

INCOME TAXES	-	-	(1,150)	(800)

NET INCOME (LOSS)	$(255,609)	$901,337	$(3,241,182)	$(1,239,872)

Earnings (loss) per common share:
Basic	$(0.01)	$0.05	$(0.16)	$(0.06)
Diluted	$(0.01)	$0.03	$(0.16)	$(0.06)

Shares used in computing earnings (loss) per share:
Basic	21,089,626	19,960,250	20,812,392	19,872,269
Diluted	21,089,626	27,596,052	20,812,392	19,872,269

(1) Sales and marketing expenses includes stock-based expenses of $18,182 and $9,313 for the three months ended June 30, 2008 and 2007, respectively, and $36,364 and $82,220 for the six months ended June 30, 2008 and 2007, respectively.

(2) Administrative expenses include stock-based expenses of $150,051 and $21,596 for the three months ended June 30, 2008 and 2007, respectively, and $353,074 and $42,956 for the six months ended June 30, 2008 and 2007, respectively.

See notes to consolidated financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Six Months Ended June 30, 2008

(Unaudited)

	Series B Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	(Deficit)
Balance, December 31, 2007	47,152	$48	20,490,096	$20,490	$39,732,837	$(37,244,343)	$2,509,032
Conversion of Series B Preferred Stock to common stock	(2,208)	(2)	61,537	62	(60)	-	-
Cashless exercise of option and warrants	-	-	537,993	538	(538)	-	-
Stock-based compensation expense	-	-	-	-	353,074	-	353,074
Net loss	-	-	-	-	-	(3,241,182)	(3,241,182)
Balance, June 30, 2008	44,944	$46	21,089,626	$21,090	$40,085,313	$(40,485,525)	$(379,076)

See notes to consolidated financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(3,241,182)	$(1,239,872)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation of property and equipment	128,799	109,260
Bad debt expense	102,599	-
Amortization of deferred commissions	36,364	82,220
Gain on disposal of assets	(3,500)	(9,774)
Stock-based compensation expense	353,074	42,956
Decrease (increase) in operating assets:
Accounts receivable	(1,378,245)	(1,531,967)
Prepaid expenses	(434,981)	(599,581)
Other assets	32,146	(59,844)
Increase (decrease) in operating liabilities:
Accounts payable	531,027	1,148,443
Accrued expenses	799,306	796,557
Deferred revenue	2,369,191	2,459,302

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(705,402)	1,197,700

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in property and equipment	(92,920)	(232,034)
Proceeds from investment in sales-type lease	-	150,000
Proceeds from disposal of property and equipment	3,500	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(89,420)	(82,034)

See notes to consolidated financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(CONTINUED)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$-	$-

Effect of exchange rates on cash and cash equivalents	$5,581	$-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(789,241)	1,115,666
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,257,453	5,052,636
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,468,212	$6,168,302

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,150	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING INFORMATION

Conversion of Series B preferred stock into common stock	$62	$624
Issuance of warrant to sales agent for services	$-	$3,160
Cashless exercise of options and warrants	$538	$65
Reclassification of deposits into property and equipment	$81,934	$-

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

2. EARNINGS (LOSS) PER BASIC AND DILUTED SHARE OF COMMON STOCK

Basic earnings (loss) per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the “treasury stock” method. The dilutive effect of outstanding convertible preferred stock is reflected in diluted earnings per share by application of the “if-converted” method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options and warrants.

The following options, warrants to purchase shares of common stock and other incremental shares were excluded from the computation of diluted earnings (loss) per share for the periods presented as their effect would be antidilutive:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008
Options and Warrants	20,355,272	18,227,220	20,355,272
Series B Preferred Stock	1,252,589	1,314,126	1,252,589
Total	21,607,861	19,541,346	21,607,861

The following table sets forth the computation of basic and diluted earnings per share:

Three Months Ended June 30, 2007
Numerator:
Net income available to common shareholders	$901,337
Denominator:
Weighted-average shares outstanding	19,960,250
Effect of dilutive options, warrants and convertible preferred stocks	7,635,802
Denominator for diluted earnings per share	27,596,052
Basic earnings per share	$0.05
Diluted earnings per share	$0.03

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

Under the modified prospective method of SFAS No. 123(R), compensation expense was recognized during the year ended December 31, 2006 and included compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123.

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

The table below sets forth the pricing assumptions used in determining the fair values for the common stock options using the Black Scholes model:

	Six Months Ended June 30,
	2008	2007

Risk-free interest rate	2.08 - 3.26%	4.89%
Expected life	1 - 5.76 years	3 years
Expected volatility	75 - 78.33%	79.94%
Expected dividend yield	0%	0%

Determining the appropriate fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, and expected term. The Company uses its own stock price to compute estimated volatility, as it believes that historical volatility is a fair representation of future volatility. Historical forfeitures have been immaterial; therefore, the Company is not recognizing forfeitures prior to their occurrences. The expected term of options granted from historical data on employee exercises is not yet determinable. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, due to the limited period of time its equity shares have been publicly traded. When more relevant detailed information becomes available, the Company intends to make more refined estimates of expected term. In December 2007, the SEC issued SAB 110, Shared Based Payment, to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS 123 (R). In accordance with SAB 107, as amended by SAB 110, the Company used the simplified method in developing an estimate of expected term for the "plain vanilla" share options granted on February 5, and June 4, 2008. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. As of June 30, 2008, the Company had approximately $1,316,273 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.26 years.

Due to the inherent uncertainty in valuing awards for publicly-traded stock as of the grant date, given that such awards will be exercised, purchased, or sold at indeterminate future dates, the actual values realized by the recipients, if any, may vary significantly from the values of the awards estimated at the grant dates.

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

In connection with stock options granted to employees to purchase common stock, AVP recorded $150,051 of stock-based compensation expense for the three month period ended June 30, 2008, and $21,596 for the three month period ended June 30, 2007, and $353,074 and $42,956 for the six month period ended June 30, 2008 and 2007, respectively.

The following table contains information on the stock options under the 2005 Plan for the six months ended June 30, 2008 and the year ended December 31, 2007. The outstanding options expire from November 2008 to June 2018.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2007	12,078,084	$0.86
Granted	3,450,000	1.00
Exercised	(100,977)	0.01
Cancelled	(8,081)	2.31
Options outstanding at December 31, 2007	15,419,026	0.90
Granted	1,347,240	0.70
Exercised	(895,646)	0.32
Cancelled	(1,842,450)	1.02
Options outstanding at June 30, 2008	14,028,170	$0.89	3.5	$2,619,611
Options exercisable at June 30, 2008	11,750,886	$0.90	2.3	$2,619,611
Options exercisable at June 30, 2008 and expected to vest	13,992,149	$0.89	3.4	$2,619,611

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. STOCK OPTIONS (CONTINUED)

Stock Option Plans (Continued)

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the $0.50 closing stock price of our Common Stock on June 30, 2008, the last trading date of our quarter ended June 30, 2008. The intrinsic value was computed for only those awards that are in the money.

The weighted average fair value of options granted was $0.43 and $0 during the six months ended June 30, 2008 and 2007, respectively.

The total intrinsic values of stock options exercised during the six months ended June 30, 2008 and 2007 were $439,052 and $71,878, respectively. No cash was received as the options were exercised in cashless exercises. The Company did not recognize any tax benefit related to these exercises.

The following table summarizes information about AVP’s options outstanding and exercisable by price range as of June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ .01 - .30	5,324,273	1.5	$0.01	5,324,273	$0.01
.31 -.90	2,825,099	7.3	0.73	1,782,651	0.76
.91 -1.60	2,478,372	6.7	1.16	1,243,536	1.32
1.61 -2.80	3,400,426	1.0	2.22	3,400,426	2.22

$ .01 - 2.80	14,028,170	3.5	$0.89	11,750,886	$0.90

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. STOCK OPTIONS (CONTINUED)

Other Stock Options/Warrants

In connection with warrants granted to non-employees to purchase common stock, AVP recorded warrant expense of $0 in sales and marketing expenses for the three months ended June 30, 2008 and ($8,868) in sales and marketing expenses for the three months ended June 30, 2007, and $0 and $45,857 for the six months ended June 30, 2008 and 2007, respectively. Such amounts represent, for each non-employee stock option or warrants, the valuation determined using the Black Scholes Model at the time of grant.

The following table contains information on all of AVP’s non-plan stock options and warrants for the period ended June 30, 2008 and the year ended December 31, 2007.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2007	6,216,942	$1.44
Granted	600,000	0.80
Exercised	(16,829)	0.30
Cancelled	(473,011)	2.10
Options outstanding at December 31, 2007	6,327,102	1.33
Granted	-	-
Exercised	-	-
Cancelled	-	-
Options outstanding at June 30, 2008	6,327,102	$1.33	2.2	$53,181
Options exercisable at June 30, 2008	6,327,102	$1.33	2.2	$53,181

No options or warrants were granted during the six months ended June 30, 2008 or 2007.

The total intrinsic value of stock options/warrants exercised during the six months ended June 30, 2008 and 2007 were $0 and $24,402, respectively. No cash was received as the options/warrants were exercised in a cashless exercise. The Company did not recognize any tax benefit in connection with these exercises.

The following table summarizes information about options/warrants outstanding and exercisable by price range as of June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ .30 - 1.50	3,862,192	2.8	$0.89	3,862,192	$0.89
1.60 - 3.40	2,464,910	1.3	2.01	2,464,910	2.01

$ .30 - 3.40	6,327,102	2.2	$1.33	6,327,102	$1.33

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

The future minimum rental payments under the non-cancellable operating leases are as follows:

Years Ending December 31,
2008	$190,000
2009	362,400
2010	90,000
Total	$642,400

Rent expense for the corporate office facility charged to operations was $88,020 and $81,391 for the three months ended June 30, 2008 and 2007, respectively. Rent expense was $176,207 and $161,243 for the six months ended June 30, 2008 and 2007, respectively.

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

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Service Contingency

On March 31, 2008, the Company accrued additional costs to accommodate a vendor who requested additional consideration for services rendered in 2007. The Company is not obligated to make such additional payment, but to preserve the relationship and receive future services, AVP recorded an accrual of approximately $0.3 million for such service contingency. As of June 30, 2008, the parties have not yet reached an agreement.

6. CAPITAL TRANSACTIONS

For the six months ended June 30, 2007, 22,396 shares of Series "B" preferred stock were converted into 624,176 shares of AVP’s common stock pursuant to notice of conversion from an individual investor.

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

For the six months ended June 30, 2008, 2,208 shares of Series "B" preferred stock were converted into 61,537 shares of AVP’s common stock pursuant to notice of conversion from an individual investor.

During the six months ended June 30, 2008, AVP issued 49,865 shares of common stock pursuant to the cashless exercise of options for 50,488 shares of common stock. The exercise price of the options was $0.01 per share.

During the six months ended June 30, 2008, AVP issued 485,635 shares of common stock pursuant to the cashless exercise of options for 643,205 shares of common stock. The exercise price of the options was $0.20 per share.

During the six months ended June 30, 2008, AVP issued 2,493 shares of common stock pursuant to the cashless exercise of options for 201,953 shares of common stock. The exercise price of the options was $0.80 per share.

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

Our chief operating decision-makers (i.e., our chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, in the opinion of management, the Company considers itself to be in a single reporting segment and operating unit structure and all revenues from its services are earned in this segment.

The Company has two geographic regions for its operations, the United States and Australia. Revenues are attributed to geographic areas based on the location where the events take place. The following table depicts the geographic information expected by SFAS 131:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
United States	$7,828,134	10,848,401	$7,943,604	$11,017,401
Australia	-	-	875,520	-
Total Revenue	$7,828,134	10,848,401	$8,819,124	$11,017,401

			June 30,
			2008	2007
Long-lived assets:
United States			$438,501	$464,153
Australia			-	-
Total long-lived assets			$438,501	$464,153

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS 157, “Fair Value Measures.” SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer adoption of SFAS 157 for such items and it does not currently anticipate that full adoption in 2009 will materially impact the Company’s results of operations or financial condition.

On September 29, 2006, the FASB issued SFAS 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of SFAS No. 87, 88, 106, and 132R.” This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the fiscal year ended after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ended after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal yearend statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company currently does not believe SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows, as the Company has elected not to apply the fair value option for any of its eligible financial instruments and other items.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In December 2007, the FASB issued SFAS 141R, “Business Combinations-Revised.” This new standard replaces SFAS 141 “Business Combinations”. SFAS 141R requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” be identified in the process. The statement requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. SFAS 141R is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R will impact the accounting for business combinations completed, if any, by the Company on or after January 1, 2009.

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

In December 2007, the SEC issued SAB 110, “Certain Assumptions Used in Valuation Methods - Expected Term.” According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of the expected terms of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. The Company adopted SAB 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

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

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective for fiscal years beginning after December 15, 2008. The Company does not expect this statement to have a material impact on our overall results of operations, financial position, or cash flows.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS 60.” SFAS 163 clarifies SFAS 60, “Accounting and Reporting by Insurance Enterprises,” by requiring expanded disclosures about financial guarantee insurance contracts. Additionally, it requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event), when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for those disclosures, earlier application is not permitted. SFAS 163 is not expected to have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AVP's Business

We own and operate professional beach volleyball tournaments in the United States. The AVP tour is the sole nationally recognized U.S. professional beach volleyball tour. Every top U.S. men’s and women’s beach volleyball professional, including the women’s gold and bronze medalists in the 2004 Olympic Games and the reigning world champions, competes on the AVP tour. The top two men and women teams on the AVP tour will be competing in the 2008 Beijing Olympic Games. We have more than 200 of the top professional players under exclusive contracts, as well as a growing base of spectators that we believe represent an attractive audience for national, regional, and local sponsors. Our business includes establishing and managing tournaments; sponsorship/advertising sales and sales of broadcast, licensing, and trademark rights; sales of tickets, food, beverage, and merchandise at the tournaments; contracting with players in the tour; and associated activities.

AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October. For 2008, we scheduled 18 men’s and 18 women’s events in Miami, FL; Dallas, TX; Huntington Beach, CA; Charleston, SC; Louisville, KY; Atlanta, GA; Hermosa Beach, CA; Belmar, NJ; Boulder, CO; Chicago, IL; Brooklyn, NY; Long Beach, CA; San Diego, CA; Cincinnati, OH; Santa Barbara, CA; San Francisco, CA; Manhattan Beach, CA; and Glendale, AZ. Fourteen of the 18 cities are the same as last year’s. Eight events were held in the second quarter and ten events are scheduled to be held in the third quarter.

We partnered with Anschutz Entertainment Group (AEG) to produce the first-ever indoor beach volleyball national tour, the Hot Winter Nights Tour, from January 10 to February 23, 2008. The 2008 AVP Hot Winter Nights Tour brought the excitement and experience of an AVP beach volleyball tournament indoors for the very first time with each stop consisting of a three hour competition and 'beach festival.' The 2008 AVP Hot Winter Nights Tour schedule included 19 stops in many snowbound cities in the Midwest and Northeast United States. We held indoor beach volleyball tournaments in Oklahoma City, OK; St. Louis, MO; Kansas City, MO; Milwaukee, WI; Madison, WI; LaCrosse, WI; Minneapolis, MN; Columbus, OH; Albany, NY; Trenton, NJ; Norfolk, VA; Charlottesville, VA; Omaha, NE; Rosemont, IL; Bloomington, IL; Spokane, WA; Everett, WA; Portland, OR; and Las Vegas NV.

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

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Revenue

Summary Revenue
	Three Months Ended June 30,		Percentage Increase
	2008	2007	(Decrease)
Sponsorship/advertising	$6,192,498	$8,990,790	(31)%
Activation Fees	519,346	706,744	(27)%
Local Revenue	548,786	497,262	10%
Miscellaneous Revenue	567,504	653,605	(13)%
Total Revenue	$7,828,134	$10,848,401	(28)%

AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October. Thus, AVP’s business is primarily seasonal; substantially all revenue is recorded in the second and third quarters. The majority of revenues are derived from sponsorship and advertising contracts with national sponsors of the AVP Tour. AVP recognizes national sponsorship/advertising revenue and activation fees during the tour, as the events occur and collection is reasonably assured, in the proportion that prize money for an event bears to total prize money for the season. Local sponsorship/advertising revenue, local promoter fees and local revenue are recognized as the applicable events occur.

Sponsorship/advertising revenue for the three months ended June 30, 2008 decreased $2.8 million as compared to the three months ended June 30, 2007 due to a decrease in annual contracted sponsorship/advertising revenue, which is the result of the current weak advertising economy. The decrease in sponsorship/advertising revenue is also due to the Company’s recognizing a decreased percentage of annual contracted national sponsorship/advertising revenue of the AVP Tour, as eight events took place in the three months ended June 30, 2008 (out of 18 events), compared to nine events taking place in the three months ended June 30, 2007 (out of 18 events). For the three months ended June 30, the average sponsorship/advertising revenue per event for 2008 and 2007 were $0.8 million and $1.0 million, respectively.

The 27% decrease in activation fees was also due to a decrease in annual gross activation revenue as a result of two sponsors from 2007 who utilized AVP’s activation services not returning as sponsors in 2008. The decrease in activation is also due to eight events taking place in the three months ended June 30, 2008 compared to nine events taking place in the three months ended June 30, 2007. The average activation revenue per event for the three months ended June 30, 2008 and 2007 were approximately $65 thousand and $79 thousand, respectively.

Local revenue increased 10% mainly due to an increase in the number promoter agreements. For the three months ended June 30, 2008, we entered into seven promoter agreements, compared to five promoter agreements for the three months ended June 30, 2007. Two of the seven agreements were structured as a promoter fee model pursuant to which the event promoter paid AVP a promoter fee in exchange for the right to exploit local revenue, including ticket sales, local sponsorships, parking, and concessions. All promoter agreements entered into during the three months ended June 30, 2007 were restructured as a profit-share model pursuant to which the event promoter was responsible for certain specified event expenses (“approved event budget”) including the stadium, sand, various operational costs (e.g., phone lines, certain event personnel, and security), event permits, and/or marketing costs, and the parties share local revenue on a 50-50 basis after recoupment of the approved event budget.

Miscellaneous revenue for the three months ended June 30, 2008 decreased 13% primarily due to a decrease in revenue generated from the marketing/interactive service program.

Event Costs

Summary Costs			% Revenue
					Increase as
	Three Months Ended June 30,		Three Months Ended June 30,		% of Revenue
	2008	2007	2008	2007	2008 vs. 2007
Event Costs	$5,716,951	$7,185,169	73%	66%	7%

AVP Tour event costs primarily include the direct costs of producing an event, costs related to the production and the airing of events on network television, and the cost of servicing our sponsors. AVP Tour event costs are recognized on an event-by-event basis, and event costs billed and/or paid prior to their respective events are recorded as prepaid event costs and expensed at the time the event occurs.

The decrease of $1.5 million in total event costs was attributable to one less event taking place during the three months ended June 30, 2008 (eight events compared to nine events taking place during the three months ended June 30, 2007). In addition, event costs also decreased due to decreases in activation costs and sponsorship costs mainly due to two sponsors from 2007 who did not return as sponsors in 2008. For the three months ended June 30, the average event cost for 2008 decreased to $0.7 million from an average event cost of $0.8 million for 2007. The decrease in average event cost is attributable to the cost savings resulting from seven promoter events as compared to five promoter events for the three months ended June 30, 2007. The event promoters were responsible for certain operational costs of the events.

Gross Profit
	Three Months Ended June 30,
	2008	2007
Revenue	$7,828,134	$10,848,401
Event Costs	5,716,951	7,185,169
Gross Profit	$2,111,183	$3,663,232
Gross Profit %	27%	34%

The decrease in gross profit margin for the three months ended June 30, 2008 is primarily due to the decrease in sponsorship/advertising revenue, in activation fees and in marketing/interactive service revenue.

As mentioned above, our primary business is seasonal; therefore revenue, gross profit and operating income amounts and percentages for the first and fourth quarters are not representative of our performance. Our quarterly results of operations and gross margins vary depending on the number of events scheduled each quarter, the number of agreements with local promoters, and the mode of television distribution of our events.

Operating Expenses

Summary Costs			% Revenue

	Three Months Ended June 30,		Three Months Ended June 30,		Increase as % of Revenue
	2008	2007	2008	2007	2008 vs. 2007
Administrative	$1,570,616	$1,958,237	20%	18%	2%
Sales and Marketing	800,109	862,503	10%	8%	2%
Total Costs	$2,370,725	$2,820,740	30%	26%	4%

The 20% or $0.4 million decrease in administrative costs was due primarily to the fact that no transaction costs were incurred during the three months ended June 30, 2008; compared to $0.6 million in transaction costs incurred during the three months ended June 30, 2007, which were related to the plan of merger with Shamrock Holdings, Inc. The decrease was partially offset by an increase in stock-based compensation expenses as a result of employee options valued under SFAS 123R for stock options granted to employees in 2007 and during the six months ended June 30, 2008 and an increase in public company expenses a result of conducting an Annual Meeting and electing a new Board of Directors during the three months ended June 30, 2008. No Annual Meeting was scheduled during the three months ended June 30, 2007.

The 7% or $0.1 million decrease in sales and marketing costs mainly reflects a decrease in recruiting fees and website expenses. Website expenses decreased as a result of adjusting the estimated payment recorded in the first quarter of 2008 to preserve the relationship with a vendor. Such decrease was partially offset by an increase in marketing/interactive service-related expenses.

Depreciation and Amortization Expense

	Three Months Ended June 30,		Percentage
	2008	2007	Increase
Depreciation Expense	$62,137	$59,689	4%
Total	$62,137	$59,689	4%

The 4% increase in depreciation expense resulted from an increase in depreciable assets, including information technology equipment and software and signage equipment.

Other Income (Expense)
	Three Months Ended June 30,		Percentage
	2008	2007	(Decrease)
Interest Income	$6,014	$57,520	(90)%
Gain on disposal of asset	3,500	1,325	164%
Foreign exchange loss	(5,581)	-	-%
Total	$3,933	$58,845	(93)%

The 90% decrease in interest income is due to a lower cash balance for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Operating Income (Loss) and Net Income (Loss)

			% Revenue

	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Operating Income (Loss)	$(259,542)	$842,492	(3)%	8%
Net Income (Loss)	$(255,609)	$901,337	(3)%	8%

The Company’s net loss of $0.3 million for the three months ended June 30, 2008 compared to net income of $0.9 million for the three months ended June 30, 2007 primarily reflects a decrease in sponsorship/advertising revenue, a decrease in activation fees, a decrease in marketing/interactive service revenue, and an increase in stock-based compensation costs.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

Revenue

Summary Revenue
	Six Months Ended June 30,		Percentage Increase
	2008	2007	(Decrease)
Sponsorship/advertising	$7,068,018	$8,990,790	(21)%
Activation Fees	519,346	706,744	(27)%
Local Revenue	548,786	497,262	10%
Miscellaneous Revenue	682,974	822,605	(17)%
Total Revenue	$8,819,124	$11,017,401	(20)%

Sponsorship/advertising revenue for the six months ended June 30, 2008 decreased $1.9 million as compared to the six months ended June 30, 2007 mainly due to a decrease in annual contracted sponsorship/advertising revenue, which is the result of the current weak advertising economy. The decrease in sponsorship/advertising revenue is also due to the Company’s recognizing a decreased percentage of annual contracted national sponsorship/advertising revenue, as eight events took place in the six months ended June 30, 2008 (out of 18 events) compared to nine events taking place in the six months ended June 30, 2007 (out of 18 events). For the six months ended June 30, the average sponsorship/advertising revenue per event for 2008 and 2007 were $0.8 million and $1.0 million, respectively.

The 27% decrease in activation fees was also due to a decrease in annual gross activation revenue as a result of two sponsors from 2007 who utilized AVP’s activation services not returning as sponsors in 2008. The decrease in activation fees is also due to eight events taking place in the six months ended June 30, 2008 compared to nine events taking place in the six months ended June 30, 2007. The average activation revenue per event for the six months ended June 30, 2008 and 2007 was approximately $65 thousand and $79 thousand, respectively.

Local revenue increased 10% mainly due to an increase in the number promoter agreements. For the six months ended June 30, 2008, we entered into seven promoter agreements compared to five promoter agreements for the six months ended June 30, 2007. Two of the seven agreements were structured as a promoter fee model pursuant to which the event promoter paid AVP a promoter fee in exchange for the right to exploit local revenue, including ticket sales, local sponsorships, parking, and concessions. All promoter agreements entered into during the six months ended June 30, 2007 were restructured as a profit-share model pursuant to which the event promoter is responsible for certain specified event expenses (“approved event budget”) including the stadium, sand, various operational costs (e.g., phone lines, certain event personnel, and security), event permits, and/or marketing costs, and the parties share local revenue on a 50-50 basis after recoupment of the approved event budget.

Miscellaneous revenue for the six months ended June 30, 2008 decreased 17% primarily due to a decrease in marketing/interactive service revenue. The decrease in miscellaneous revenue is also due to a decrease in AVPNext revenue and the elimination of ticket sales for an indoor exhibition event. In 2007, we produced an indoor exhibition event; however, in 2008, we entered a five-year agreement with an event promoter pursuant to which the event promoter is responsible for the event expenses for indoor exhibition events, the Hot Winter Nights Tour, and the promoter shares local revenue on a 50-50 basis after recoupment of the event costs. For 2008, there was no profit sharing resulting from the Hot Winter Night Tour.

Event Costs

Summary Costs			% Revenue
					Increase as
	Six Months Ended June 30,		Six Months Ended June 30,		% of Revenue
	2008	2007	2008	2007	2008 vs. 2007
Event Costs	$6,761,185	$7,237,468	77%	66%	11%

Event costs primarily include the direct costs of producing an event, costs related to the production and the airing of events on network television, and the cost of servicing our sponsors. Event costs are recognized on an event-by-event basis, and event costs billed and/or paid prior to their respective events are recorded as prepaid event costs and expensed at the time the event occurs.

The decrease of $0.5 million in total event costs was attributable to one less event taking place during the six months ended June 30, 2008 (eight events compared to nine events taking place during the six months ended June 30, 2007). In addition, event costs also decreased due to decreases in activation costs and sponsorship costs mainly as a result of two sponsors from 2007 who did not return as sponsors in 2008. The decrease in total event costs for the summer AVP tour was partially offset by the additional event costs incurred in connection with five outdoor events that took place in Australia during the six months ended June 30, 2008. During the six months ended June 30, 2007, no Australian event was held. For the six months ended June 30, the average event cost for 2008 decreased to $0.7 million from an average event cost of $0.8 million for 2007. The decrease in average event cost is attributable to the cost savings resulting from seven promoter events as compared to five promoter events for the six months ended June 30, 2007. The event promoters were responsible for certain operational costs of the events.

Gross Profit
	Six Months Ended June 30,
	2008	2007
Revenue	$8,819,124	$11,017,401
Event Costs	6,761,185	7,237,468
Gross Profit	$2,057,939	$3,779,933
Gross Profit %	23%	34%

The decrease in gross profit margin for the six months ended June 30, 2008 is primarily due to the decrease in sponsorship/advertising revenue, in activation fees, and in marketing/interactive service revenue. The gross profit margin also decreased due to the net loss related to our entry to Australia with the five outdoor Australian events that were held during the six months ended June 30, 2008. For the six months ended June 30, 2007, no Australian event was held.

Operating Expenses

Summary Costs			% Revenue
					Increase as
	Six Months Ended June 30,		Six Months Ended June 30,		% of Revenue
	2008	2007	2008	2007	2008 vs. 2007
Administrative	$3,241,329	$3,404,540	37%	31%	6%
Sales and Marketing	2,071,764	1,738,216	23%	16%	7%
Total Costs	$5,313,093	$5,142,756	60%	47%	13%

The 5% or $0.2 million decrease in administrative costs was due primarily to the fact that no transaction costs were incurred during the six months ended June 30, 2008; as compared to $0.9 million in transaction costs incurred during the six months ended June 30, 2007, which were related to the plan of merger with Shamrock Holdings, Inc. Such decrease was offset by an increase in stock-based compensation expenses as a result of employee options valued under SFAS 123R for stock options granted to employees in 2007 and during the six months ended June 30, 2008, an increase in legal and public company costs as a result of scheduling an annual meeting and electing a new Board of Directors during the six months ended June 30, 2008, as well as an increase in SEC compliance costs related to the Sarbanes Oxley Act of 2002 and travel related expenses.

The 19% or $0.3 million increase in sales and marketing costs mainly reflects an increase in website expenses and marketing/interactive service-related expenses. The increase in website costs includes an estimated payment due to a vendor for previously rendered services recorded to preserve the relationship. The increase in sales and marketing costs was partially offset by the decrease in commission expense paid to external sales agents and the decrease in recruiting costs.

Depreciation and Amortization Expense

	Six Months Ended June 30,		Percentage
	2008	2007	Increase
Depreciation Expense	$128,799	$109,260	18%
Total	$128,799	$109,260	18%

The 18% increase in depreciation expense resulted from an increase in depreciable assets, including information technology equipment and software and signage equipment.

Other Income (Expense)
	Six Months Ended June 30,		Percentage
	2008	2007	(Decrease)
Interest Income	$17,203	$113,977	(85)%
Gain on disposal of asset	3,500	9,774	(64)%
Foreign exchange loss	(5,581)	-	-%
Total	$15,122	$123,751	(88)%

The 85% decrease in interest income is due to a lower cash balance for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Operating Loss and Net Loss
			% Revenue

	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Loss	$(3,255,154)	$(1,362,823)	(37)%	(12)%
Net Loss	$(3,241,182)	$(1,239,872)	(37)%	(11)%

The Company’s net loss of $3.2 million for the six months ended June 30, 2008 compared to a loss of $1.2 million for the six months ended June 30, 2007 reflects a decrease in sponsorship/advertising revenue, a decrease in activation fees, a decrease in marketing/interactive service revenue, and an increase in stock-based compensation costs, legal costs, website expenses and the net loss related to the five outdoor Australian events that were held during the six months ended June 30, 2008.

Liquidity and Capital Resources

Sources of Liquidity

	June 30, 2008	December 31, 2007	(Decrease)
Cash and cash equivalents	$1,468,212	$2,257,453	$(789,241)

Percentage of total assets	24%	43%

	Six Months Ended June 30,
	2008	2007	(Decrease)
Cash flows provided by (used in) operating activities	$(705,402)	$1,197,700	$(1,903,102)
Cash flows used in investing activities	(89,420)	(82,034)	(7,386)
Cash flows provided by financing activities	-	-	-

As of June 30, 2008, our primary source of liquidity is comprised of $1.5 million of cash and cash equivalents.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year, cash flows generated from continuing operations, and cash flows provided by financing activities.  We have generated significant cash flows from the issuance of our common stock through private placements.

Cash flows provided by (used in) operating activities for the six months ended June 30, 2008 and 2007 were ($0.7) million and $1.2 million, respectively. The variance in cash flows provided by (used in) operating activities for the six months ended June 30, 2008 is primarily due to an increase in net loss. Working capital, consisting of current assets less current liabilities, was ($0.8) million at June 30, 2008 and $4.3 million at June 30, 2007. The negative working capital at June 30, 2008 resulted from increases in accounts payable and deferred revenue.

The Company is in the process of exploring financing opportunities and is seeking to raise funds for working capital and general corporate purposes.

At June 30, 2008 and 2007, accounts receivable had increased $1.4 million and $1.5 million as compared to December 31, 2007 and 2006, respectively. At June 30, 2008 and 2007, deferred revenues had increased $2.4 million and $2.5 million as compared to December 31, 2007 and 2006, respectively. Deferred revenues are recorded as AVP collects revenues prior to holding certain events.

Capital expenditures for the six months ended June 30, 2008 and 2007 were $0.1 million and $0.2 million, respectively. During the six months ended June 30, 2008, AVP purchased information technology equipment, accounting software, and signage equipment. During the six months ended June 30, 2007, AVP purchased information technology equipment, vehicles and rotational signage equipment.

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

Recently Issued Accounting Standards

A discussion of recent accounting pronouncements is included in Note 8 of Notes to Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

ITEM 4T. CONTROLS AND PROCEDURES

AVP's management has evaluated, with the participation of its principal executive and financial officers, the effectiveness of AVP's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded, that, as of June 30, 2008, AVP's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by AVP in reports that it files or submits under the Exchange Act is accumulated and communicated to AVP's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

No changes in AVP’s internal control over financial reporting occurred during the quarter covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 - Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2008.

AVP, INC.
(Registrant)

By: /s/ Tom Torii
Tom Torii
Interim Chief Financial Officer