Form 10-Q
period 2008-09-30
AVP INC
filed 2008-11-14
CIK 930817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).

Yes ☐ No ☒

As of November 14, 2008, the Registrant had 21,489,626 shares of common stock outstanding.

AVP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVP, INC.
Index to Financial Statements
Period Ended September 30, 2008

PAGE

Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	4

Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (Unaudited)	5

Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2008 (Unaudited)	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited)	7-8

Notes to Consolidated Financial Statements (Unaudited)	9

AVP, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,225,432	$2,257,453
Accounts receivable, net of allowance for doubtful accounts of $251,756 and $149,748	5,108,785	2,008,253
Prepaid expenses	429,660	388,649
Other current assets	43,543	116,393
TOTAL CURRENT ASSETS	8,807,420	4,770,748

PROPERTY AND EQUIPMENT, net	384,232	392,447

OTHER ASSETS	42,562	115,496

TOTAL ASSETS	$9,234,214	$5,278,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,421,529	$908,020
Accrued expenses	2,346,670	1,663,975
Deferred revenue	115,953	101,245
TOTAL CURRENT LIABILITIES	5,884,152	2,673,240

OTHER NON-CURRENT LIABILITIES	256,571	96,419

TOTAL LIABILITIES	6,140,723	2,769,659

NOTE/RESTRICTED SHARES	2,621,413	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, 2,000,000 shares authorized:
Series B convertible preferred stock, $.001 par value, 250,000 shares authorized, 94,944 and 47,152 shares issued and outstanding	96	48
Common stock, $.001 par value, 80,000,000 shares authorized, 21,089,626 and 20,490,096 shares issued and outstanding	21,090	20,490
Additional paid-in capital	40,979,914	39,732,837
Accumulated deficit	(40,529,022)	(37,244,343)

TOTAL STOCKHOLDERS’ EQUITY	472,078	2,509,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,234,214	$5,278,691

See notes to consolidated financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE
Sponsorships/Advertising (1)	$11,185,387	$10,228,458	$18,253,405	$19,219,248
Other	2,853,899	2,577,980	4,605,005	4,604,591
TOTAL REVENUE	14,039,286	12,806,438	22,858,410	23,823,839

EVENT COSTS	11,524,174	10,761,071	18,285,360	17,998,538
GROSS PROFIT	2,515,112	2,045,367	4,573,050	5,825,301

OPERATING EXPENSES
Sales and marketing (2)	868,221	919,872	2,939,985	2,658,089
Administrative (3)	1,636,953	1,919,833	4,878,281	5,324,373
TOTAL OPERATING EXPENSES	2,505,174	2,839,705	7,818,266	7,982,462

OPERATING INCOME (LOSS)	9,938	(794,338)	(3,245,216)	(2,157,161)

OTHER INCOME (EXPENSE)
Interest expense	-	(745)	-	(745)
Interest income	769	44,748	17,972	158,725
Gain on disposal of asset	-	-	3,500	9,774
Foreign exchange loss	14	-	(5,567)	-
TOTAL OTHER INCOME	783	44,003	15,905	167,754

INCOME (LOSS) BEFORE INCOME TAXES	10,721	(750,335)	(3,229,311)	(1,989,407)

INCOME TAXES	(9,793)	(8,610)	(10,943)	(9,410)

NET INCOME (LOSS)	928	(758,945)	(3,240,254)	(1,998,817)

Deemed Dividend to Series B Preferred Stock Shareholders	44,425	-	44,425	-
Net Loss Available to Common Shareholders	$(43,497)	$(758,945)	$(3,284,679)	$(1,998,817)

Loss per common share:
Basic	$(0.00)	$(0.04)	$(0.15)	$(0.10)
Diluted	$(0.00)	$(0.04)	$(0.15)	$(0.10)

Shares used in computing loss per share:
Basic	22,151,979	20,443,269	21,262,181	20,064,693
Diluted	22,151,979	20,443,269	21,262,181	20,064,693

(1) Sponsorship/Advertising includes $0 and $507,800 in stock based contra-revenue for the three months ended September 30, 2008 and 2007, respectively and $0 and $507,800 for the nine months ended September 30, 2008 and 2007, respectively.

(2) Sales and marketing expenses includes stock-based expenses of $18,182 and $19,045 for the three months ended September 30, 2008 and 2007, respectively, and $54,545 and $101,266 for the nine months ended September 30, 2008 and 2007, respectively.

(3) Administrative expenses include stock-based expenses of $156,216 and $21,236 for the three months ended September 30, 2008 and 2007, respectively, and $552,009 and $64,192 for the nine months ended September 30, 2008 and 2007, respectively.

See notes to consolidated financial statements.

AVP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2008

(Unaudited)

	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2007	47,152	$48	20,490,096	$20,490	$39,732,837	$(37,244,343)	$2,509,032
Conversion of Series B Preferred Stock to common stock	(2,208)	(2)	61,537	62	(60)	-	-
Cashless exercise of option and warrants	-	-	537,993	538	(538)	-	-
Private placement offering, net of expenses of $45,459	50,000	50	-	-	651,241	-	651,291
Value of modification of non-employee warrants	-	-	-	-	42,719	-	42,719
Deemed dividend from issuance of warrants	-	-	-	-	44,425	(44,425)	-
Stock-based compensation expense	-	-	-	-	509,290	-	509,290
Net loss	-	-	-	-	-	(3,240,254)	(3,240,254)
Balance, September 30, 2008	94,944	$96	21,089,626	$21,090	$40,979,914	$(40,529,022)	$472,078

See notes to consolidated financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(3,240,254)	$(1,998,817)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	192,523	169,507
Bad debt expense	110,008	112,811
Amortization of deferred commissions	54,545	101,266
Gain on disposal of assets	(3,500)	(9,774)
Contra-revenue from the issuance of warrants	-	507,800
Stock-based compensation expense	552,009	64,192
Decrease (increase) in operating assets:
Accounts receivable	(3,210,540)	(2,938,621)
Prepaid expenses	(41,011)	4,066
Other assets	9,305	(153,793)
Increase (decrease) in operating liabilities:
Accounts payable	2,513,509	2,349,003
Accrued expenses	636,030	1,599,207
Deferred revenue	215,958	(1,028,841)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(2,211,418)	(1,221,994)

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in property and equipment	(102,374)	(241,430)
Proceeds from investment in sales-type lease	-	150,000
Proceeds from disposal of property and equipment	3,500	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(98,874)	(91,430)

See notes to consolidated financial statements.

AVP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(CONTINUED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from sale of capital stock	$696,750		$-
Offering costs	(45,459)		-
Proceeds from note/restricted shares	2,803,250		-
Offering costs	(181,837)		-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,272,704		-

Effect of exchange rates on cash and cash equivalents	5,567		-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	967,979		(1,313,424)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,257,453		5,052,636
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,225,432		$3,739,212

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest expense	$-		$745
Income taxes	$10,943		$9,410

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING INFORMATION

Conversion of Series B preferred stock into common stock	$62		$624
Issuance of warrant to sales agent for services	$-	$	$ (21,793)
Cashless exercise of options and warrants	$538		$114
Reclassification of deposits into property and equipment	$81,934		$-
Deemed dividend from issuance of warrants	$44,425		$-

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

The following options, warrants to purchase shares of common stock and other incremental shares were excluded from the computation of diluted earnings (loss) per share for the periods presented as their effect would be antidilutive:

	Nine Months Ended September 30,
	2008	2007
Options and Warrants	21,327,049	18,770,220
Series B Preferred Stock	2,851,034	1,314,126
Total	24,178,083	20,084,346

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. STOCK BASED COMPENSATION

On January 1, 2006, AVP adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004). Prior to January 1, 2006, AVP had accounted for stock-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion 25 and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB 25, no compensation expense was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Under the modified prospective method of SFAS No. 123R, compensation expense was recognized during the year ended December 31, 2006 and included compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123.

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

The table below sets forth the pricing assumptions used in determining the fair values for the common stock options and warrants using the Black Scholes model:

	Nine Months Ended September 30,
	2008	2007
Risk-free interest rate	1.78 - 3.26%	4.03 - 4.95%
Expected life	1 - 5.77 years	3 – 5 years
Expected volatility	75 - 82.74%	77 – 80%
Expected dividend yield	0%	0%

Determining the appropriate fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, and expected term. The Company uses its own stock price to compute estimated volatility, as it believes that historical volatility is a fair representation of future volatility. Historical forfeitures have been immaterial; therefore, the Company is not recognizing forfeitures prior to their occurrences. The expected term of options granted from historical data on employee exercises is not yet determinable. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, due to the limited period of time its equity shares have been publicly traded. When more relevant detailed information becomes available, the Company intends to make more refined estimates of expected term. In December 2007, the SEC issued SAB 110, Shared Based Payment, to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123R. In accordance with SAB 107, as amended by SAB 110, the Company used the simplified method in developing an estimate of expected term for the "plain vanilla" share options granted on February 5, and June 4, 2008. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. As of September 30, 2008, the Company had approximately $1,183,242 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.33 years.

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

In connection with stock options granted to employees to purchase common stock, AVP recorded $156,216 of stock-based compensation expense for the three month period ended September 30, 2008, $21,236 for the three month period ended September 30, 2007, and $509,290 and $64,192 for the nine month periods ended September 30, 2008 and 2007, respectively.

The following table contains information on the stock options under the 2005 Plan for the nine months ended September 30, 2008 and the year ended December 31, 2007. The outstanding options expire from November 2008 to June 2018.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2007	12,078,084	$0.86
Granted	3,450,000	1.00
Exercised	(100,977)	0.01
Cancelled	(8,081)	2.31
Options outstanding at December 31, 2007	15,419,026	0.90
Granted	2,305,544	0.65
Exercised	(895,646)	0.32
Cancelled	(2,457,451)	0.93
Options outstanding at September 30, 2008	14,371,473	$0.88	3.4	$1,277,826
Options exercisable at September 30, 2008	11,943,094	$0.90	2.1	$1,277,826
Options exercisable at September 30, 2008 and expected to vest	14,339,619	$0.88	3.4	$1,277,826

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. STOCK OPTIONS (CONTINUED)

Stock Option Plans (Continued)

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the $0.25 closing stock price of our common stock on September 30, 2008, the last trading date of our quarter ended September 30, 2008. The intrinsic value was computed for only those awards that are in the money.

The weighted average fair value of options granted was $0.36 and $0 during the nine months ended September 30, 2008 and 2007, respectively.

The total intrinsic values of stock options exercised during the nine months ended September 30, 2008 and 2007 were $439,052 and $123,378, respectively. No cash was received, as the options were exercised in cashless exercises. The Company did not recognize any tax benefit related to these exercises.

The following table summarizes information about AVP’s options outstanding and exercisable by price range as of September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Subject To Outstanding Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Of Shares Subject to Exercisable Options	Weighted Average Exercise Price
$ .01 - .30	5,424,273	1.4	$0.01	5,338,335	$0.01
.31 - .90	2,870,117	7.2	0.69	1,813,969	0.76
.91 - 1.60	2,676,657	6.7	1.15	1,390,364	1.29
1.61 - 2.80	3,400,426	0.7	2.22	3,400,426	2.22
$ .01 - 2.80	14,371,473	3.4	$0.88	11,943,094	$0.90

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. STOCK OPTIONS (CONTINUED)

Other Stock Options/Warrants

In connection with warrants granted to non-employees to purchase common stock, AVP recorded warrant expense of $42,719 in administrative expenses for the three and nine months ended September 30, 2008. For accounting purpose, the additional value of warrants cancelled and re-issued for the period ended September 30, 2008 was treated as dividend. For the three and nine months ended September 30, 2007, AVP recorded $863 and $46,720 in sales and marketing expenses and $507,800 and $507,800 in contra-revenue. Such amounts represent, for each non-employee stock option or warrants, the valuation determined using the Black Scholes Model at the time of grant.

The following table contains information on all of AVP’s non-plan stock options and warrants for the period ended September 30, 2008 and the year ended December 31, 2007.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2007	6,216,942	$1.44
Granted	600,000	0.80
Exercised	(16,829)	0.30
Cancelled	(473,011)	2.10
Options outstanding at December 31, 2007	6,327,102	1.33
Granted	3,430,341	1.03
Exercised	-	-
Cancelled	(2,801,867)	1.26
Options outstanding at September 30, 2008	6,955,576	$1.21	1.9	$0
Options exercisable at September 30, 2008	6,955,576	$1.21	1.9	$0

The weighted average fair value of options granted was $0.03 and $0.85 during the nine months ended September 30, 2008 and 2007, respectively.

The total intrinsic value of stock options/warrants exercised during the nine months ended September 30, 2007 was $24,402. No options/warrants were exercised during the nine months ended September 30, 2008. No cash was received as the options/warrants were exercised in a cashless exercise. The Company did not recognize any tax benefit in connection with these exercises.

The following table summarizes information about options/warrants outstanding and exercisable by price range as of September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares Subject to Exercisable Options	Weighted Average Exercise Price
$ .30 - 1.50	5,517,422	2.2	$0.94	5,517,422	$0.94
1.60 - 3.40	1,438,154	0.7	2.24	1,438,154	2.24
$ .30 - 3.40	6,955,576	1.9	$1.21	6,955,576	$1.21

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

The future minimum rental payments under the non-cancellable operating leases are as follows:

Years Ending December 31,
2008	$95,500
2009	362,400
2010	90,000
Total	$547,900

Rent charged to operations was $108,939 and $103,133 for the three months ended September 30, 2008 and 2007, respectively. Rent expense was $306,522 and $285,309 for the nine months ended September 30, 2008 and 2007, respectively.

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

Legal proceedings

A complaint was filed on June 6, 2007 in the United States Circuit Court of Cook County, Illinois, in which the plaintiff seeks damages for personal injuries relating to a fall the plaintiff suffered during a volleyball tournament taking place at the Hard Rock Hotel & Casino in Las Vegas, Nevada on September 7, 2005. Discovery is still being completed and therefore management is unable to determine or predict the outcome of this claim or the impact on the Company’s financial condition or results of operations. Accordingly, the Company has not recorded a provision for this matter in its consolidated financial statements.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Service Contingency

On March 31, 2008, the Company accrued additional costs to accommodate a vendor who requested additional consideration for services rendered in 2007. The Company is not obligated to make such additional payment, but to preserve the relationship and receive future services, AVP recorded an accrual of approximately $0.2 million for such service contingency. As of September 30, 2008, the parties have not yet reached an agreement.

On November 4, 2008, the Company entered into a settlement agreement with the vendor, whereby the Company issued 400,000 shares of common stock, a fully vested warrant with a 5-year term to purchase 250,000 shares of common stock at a purchase price of $1.25 per share, and a fully vested warrant with a 5-year term to purchase 250,000 shares of common stock at a purchase price of $0.75 per share. The fair value of the consideration granted on the date of execution is approximately $0.1 million less than the value estimated as of September 30, 2008. The reduction in fair value will be reflected on next quarter’s Consolidated Statement of Operations as a reduction in sales and marketing expense.

6. CAPITAL TRANSACTIONS

For the nine months ended September 30, 2007, 22,396 shares of Series "B" preferred stock were converted into 624,176 shares of AVP’s common stock pursuant to notice of conversion from an individual investor.

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

Pursuant to the April 12, 2006 Title Sponsorship Agreement with Crocs, AVP agreed to issue warrants to purchase up to 1,000,000 shares of common stock of AVP as follows: a warrant for 400,000 shares on April 12, 2006 and for 200,000 shares for each of the years 2008 through 2010. However, no warrants would be issued in 2008, 2009, or 2010 if Crocs relinquished the “Title” sponsorship and reduced its sponsorship to a “Platinum” level sponsorship following the 2007 season, or if the agreement was not extended for two more years, or if the agreement was terminated for breach prior to the final event of the 2008 AVP Tour season. Crocs had the option to reduce its sponsorship level until July 15, 2007. Crocs did not exercise its option to reduce its sponsorship level for 2008; therefore, Crocs was granted a warrant to purchase additional 200,000 shares. The warrants were valued using the Black-Scholes model and recorded through the Consolidated Statement of Operations as contra-revenue. The warrants were recorded at a value of $174,600. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 4.75 years, estimated volatility of 79.32% and a risk free interest rate of 4.95%.

On August 12, 2007, Crocs extended the term of its Title Sponsorship Agreement through 2012, which triggered a warrant grant for 400,000 shares for years 2009 and 2010 pursuant to the April 12, 2006 agreement. The warrants were valued at $333,200 using the Black-Scholes model and recorded through the Consolidated Statement of Operations as contra-revenue. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 4.67 years, estimated volatility of 78.15% and a risk free interest rate of 4.57%.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. CAPITAL TRANSACTIONS (CONTINUED)

For the nine months ended September 30, 2008, 2,208 shares of Series "B" preferred stock were converted into 61,537 shares of AVP’s common stock pursuant to notice of conversion from an individual investor.

During the nine months ended September 30, 2008, AVP issued 49,865 shares of common stock pursuant to the cashless exercise of options for 50,488 shares of common stock. The exercise price of the options was $0.01 per share.

During the nine months ended September 30, 2008, AVP issued 485,635 shares of common stock pursuant to the cashless exercise of options for 643,205 shares of common stock. The exercise price of the options was $0.20 per share.

During the nine months ended September 30, 2008, AVP issued 2,493 shares of common stock pursuant to the cashless exercise of options for 201,953 shares of common stock. The exercise price of the options was $0.80 per share.

Pursuant to a Subscription Agreement dated September 8, 2008, AVP sold 50,000 shares of authorized but unissued Series B Convertible Preferred Stock, par value $.001 per share, for a total price of $696,750. The Series B Preferred Stock is convertible into an aggregate of 1,393,500 shares of the Company’s common stock. Costs incurred in connection to the transaction were recorded against the proceeds received.

The related Registration Rights Agreement required AVP to use its reasonable best efforts to file a registration statement once a request from the investors has been received, and once the registration statement is effective, the Company has an obligation to use its reasonable best efforts to keep the registration statement effective.

On September 19, 2008, AVP completed the sale of 5,606,500 restricted shares of the Company’s common stock, $0.001 par value, for an aggregate purchase price of $2,803,250 and a per share purchase price of $0.50, pursuant to a Securities Purchase Agreement dated September 8, 2008. As part of the transaction, the Company also entered into a loan agreement with the investor pursuant to which the investor agreed to loan $2,803,250 to AVP, against two convertible notes. The face amount of the notes is representative of the relative number of shares acquirable upon conversion of the notes. Unless the notes are earlier repaid in accordance with the terms and conditions of the loan agreement, the outstanding principal balance of the notes will be due and payable in shares of common stock on September 1, 2013. The loan does not bear interest unless there is a change in control or an event of default, such as payment default, bankruptcy, or breach of representation. Upon a change of control of AVP or an event of default, the loan bears 18% interest, compounded annually, and effective from when the loan was initially issued. Upon an event of default, the investors have the right to convert the notes payable into (1) a cash payment equal to the principal and any accrued but unpaid interest, and (2) receipt of the shares held in escrow. Had it been a change of control or an event of default as of September 30, 2008, the Company would have to pay $2,828,586, which represents the loan amount plus accrued interest.

Investor will have full voting rights associated with the shares of common stock once the shares are issued in the name of the investor, but the investor may not transfer the shares until they are delivered at the time that investor forgives the Company’s obligations under the loan agreement and the note, which will not occur later than September 1, 2013.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. CAPITAL TRANSACTIONS (CONTINUED)

As a result of the shares sold in September 2008, the conversion rate of the outstanding Series B Convertible Preferred Stock increased from 27.87 to 32.43 in accordance with the anti-dilution provision from the private placement of units of Series B Convertible Preferred Stock closed in February 2005 (“February 2005 Financing”). Each unit sold in the February 2005 Financing consisted of 4 shares of AVP's Series B Preferred Stock (each share of Preferred Stock was originally convertible into 24.3 shares of common stock), and a five-year warrant to purchase up to 24.3 shares of the AVP's common stock. In accordance with the February 2005 Financing anti-dilution provisions, the number of shares of common stock for which the warrants were exercisable was adjusted. The warrant agreement entitles Series B Preferred Stockholders to purchase 167,961 additional shares of common stock—for accounting purposes, the additional warrants were treated as a dividend. All outstanding shares of Series B Convertible Preferred Stock from the February 2005 Financing are now convertible into 32.43 shares of common stock.

In addition, as a result of the new shares sold in September 2008, AVP issued to Maxim, the placement agent for the February 2005 financing, a warrant to purchase 285,241 additional shares of common stock in accordance with its anti-dilution provision. The warrants were recorded through the Consolidated Statement of Operations as an administrative expense with a value of $42,719, which was determined using the Black-Scholes valuation model.

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

Our chief operating decision makers (i.e., our chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision makers, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, in the opinion of management, the Company considers itself to be in a single reporting segment and operating unit structure and all revenues from its services are earned in this segment.

The Company has two geographic regions for its operations, the United States and Australia. Revenues are attributed to geographic areas based on the locations where the events take place. The following table depicts the geographic information:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2008	2007	2008	2007
United States	$14,039,286	12,806,438	$21,982,890	$23,823,839
Australia	-	-	875,520	-
Total Revenue	$14,039,286	12,806,438	$22,858,410	$23,823,839

	September 30,
Long-lived assets:	2008	2007
United States	$384,232	$413,301
Australia	-	-
Total long-lived assets	$384,232	$413,301

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS 157, “Fair Value Measures.” SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer adoption of SFAS 157 for such items and it does not currently anticipate that full adoption in 2009 will materially impact the Company’s consolidated results of operations or financial condition.

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

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In December 2007, the FASB issued SFAS 141R, “Business Combinations-Revised.” This new standard replaces SFAS 141 “Business Combinations.” SFAS 141R requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” be identified in the process. The statement requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. SFAS 141R is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R will impact the accounting for business combinations completed, if any, by the Company on or after January 1, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” This new standard requires that ownership interests held by parties other than the parent be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of income; all transactions resulting in a change of ownership interest whereby the parent retains control to be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment will be valued at fair market value with a gain or loss being recognized on the transaction. SFAS 160 is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008. The Company does not expect this statement to have an impact on its consolidated results of operations or financial condition.

In December 2007, the SEC issued SAB 110, “Certain Assumptions Used in Valuation Methods - Expected Term.” According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of the expected terms of share options that possess certain characteristics in accordance with SFAS 123R beyond December 31, 2007. The Company adopted SAB 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of SFAS 133.” This new standard enhances required disclosures regarding derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect this statement to have an impact on its consolidated results of operations or financial condition.

AVP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective for fiscal years beginning after December 15, 2008. The Company does not expect this statement to have a material impact on its overall consolidated results of operations and financial position.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of SFAS 60.” SFAS 163 clarifies SFAS 60, “Accounting and Reporting by Insurance Enterprises,” by requiring expanded disclosures about financial guarantee insurance contracts. Additionally, it requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event), when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for those disclosures, earlier application is not permitted. SFAS 163 is not expected to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective immediately, and includes prior periods for which financial statements have not been issued. The Company does not expect this statement to have an impact on its consolidated results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AVP's Business

We own and operate professional beach volleyball tournaments in the United States. The AVP tour is the sole nationally recognized U.S. professional beach volleyball tour. Every top U.S. men’s and women’s beach volleyball professional, including the women’s and men’s gold medalists in the 2008 Olympic Games and the reigning world champions, competed on the AVP tour in 2008. We have more than 200 of the top professional players under exclusive contracts, as well as a growing base of spectators that we believe represent an attractive audience for national, regional, and local sponsors. Our business includes establishing and managing tournaments; sponsorship/advertising sales and sales of broadcast, licensing, and trademark rights; sales of tickets, food, beverage, and merchandise at the tournaments; contracting with players in the tour; and associated activities.

AVP's beach volleyball tournament season customarily commences in early April and continues until late September or early October. For 2008, we scheduled 18 men’s and 18 women’s events in Miami, FL; Dallas, TX; Huntington Beach, CA; Charleston, SC; Louisville, KY; Atlanta, GA; Hermosa Beach, CA; Belmar, NJ; Boulder, CO; Chicago, IL; Brooklyn, NY; Long Beach, CA; San Diego, CA; Cincinnati, OH; Santa Barbara, CA; San Francisco, CA; Manhattan Beach, CA; and Glendale, AZ. Fourteen of the 18 cities are the same as last year. Eight events were held in the second quarter and ten events were held in the third quarter.

We partnered with Anschutz Entertainment Group (AEG) to produce the first-ever indoor beach volleyball national tour, the Hot Winter Nights Tour, from January 10 to February 23, 2008. The 2008 AVP Hot Winter Nights Tour brought the excitement and experience of an AVP beach volleyball tournament indoors, with each stop consisting of a three hour competition and 'beach festival.' The 2008 AVP Hot Winter Nights Tour schedule included 19 stops in many snowbound cities in the Midwest and Northeast United States. We held indoor beach volleyball tournaments in Oklahoma City, OK; St. Louis, MO; Kansas City, MO; Milwaukee, WI; Madison, WI; LaCrosse, WI; Minneapolis, MN; Columbus, OH; Albany, NY; Trenton, NJ; Norfolk, VA; Charlottesville, VA; Omaha, NE; Rosemont, IL; Bloomington, IL; Spokane, WA; Everett, WA; Portland, OR; and Las Vegas NV.

We entered a five-year agreement with the Australian Volleyball Federation (AVF) to promote the national beach volleyball tour in Australia. The 2008 AVF tour schedule included five events in prominent beach locations throughout Australia: Gold Coast in Surfers Paradise, Queensland; Manly Beach in Sydney, New South Wales; Port Macquarie, New South Wales; Perth, Scarborough Beach, Western Australia; and Adelaide in Glenelg, South Australia. We do have not have any additional events currently scheduled in Australia.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Revenue

Summary Revenue

	Three Months Ended September 30,		Percentage
	2008	2007	Increase
Sponsorship/advertising	$11,185,387	$10,228,458	9%
Activation Fees	877,138	862,629	2%
Local Revenue	1,324,290	1,263,776	5%
Miscellaneous Revenue	652,471	451,575	44%
Total Revenue	$14,039,286	$12,806,438	10%

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

Sponsorship/advertising revenue for the three months ended September 30, 2008 increased $1.0 million as compared to the three months ended September 30, 2007, due to the Company’s recognizing an increased percentage of annual contracted national sponsorship/advertising revenue of the AVP Tour, as ten events took place in the three months ended September 30, 2008 (out of 18 events), compared to nine events taking place in the three months ended September 30, 2007 (out of 18 events). For the three months ended September 30, 2008 and 2007, the average sponsorship/advertising revenue per event was $1.1 million.

The 2% increase in activation fees was also due to ten events taking place in the three months ended September 30, 2008 compared to nine events taking place in the three months ended September 30, 2007. The average activation revenue per event for the three months ended September 30, 2008 and 2007 were approximately $88,000 and $96,000, respectively.

Local revenue increased 5%, mainly due to an increase in the number promoter agreements. For the three months ended September 30, 2008, we entered seven promoter agreements, compared to five promoter agreements for the three months ended September 30, 2007. Three of the seven agreements were structured as a “promoter fee” model, pursuant to which the event promoter paid AVP a promoter fee in exchange for the right to exploit local revenue, including ticket sales, local sponsorships, parking, and concessions. The other agreements were restructured as a “profit-share” model, pursuant to which the event promoter is responsible for certain specified event expenses (“approved event budget”) including the stadium, sand, various operational costs (e.g., phone lines, certain event personnel, and security), event permits, and/or marketing costs, and the parties share local revenue on a 50-50 basis after recoupment of the approved event budget. Two of the five promoter agreements entered during the three months ended September 30, 2007 were structured as a “promoter fee” model, and the other three were restructured as a “profit-share” model.

Miscellaneous revenue for the three months ended September 30, 2008 increased 44% primarily due to an increase in revenue generated from the marketing/interactive service program—online services which provide scores & stats, video content, fan forums, and player highlights, and AVPNext, our grass roots program.

Event Costs

	Summary Costs		% Revenue
	Three Months Ended September 30,		Three Months Ended September 30,		Decrease as % of Revenue
	2008	2007	2008	2007	2008 vs. 2007
Event Costs	$11,524,174	$10,761,071	82%	84%	(2)%

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

The increase of $0.8 million in total event costs was attributable to one more event taking place during the three months ended September 30, 2008 (ten events compared to nine events taking place during the three months ended September 30, 2007). In addition, event costs also increased due to increases in prize money and TV production costs. For the three months ended September 30, 2008 and 2007, the average event cost was $1.2 million.

Gross Profit

	Three Months Ended September 30,
	2008	2007
Revenue	$14,039,286	$12,806,438
Event Costs	11,524,174	10,761,071
Gross Profit	$2,515,112	$2,045,367
Gross Profit %	18%	16%

The increase in gross profit margin for the three months ended September 30, 2008 is primarily due to the increase in sponsorship/advertising revenue and new revenue generated from marketing/interactive services.

Our quarterly results of operations and gross margins vary depending on the number of events scheduled each quarter, the number of agreements with local promoters, and the mode of television distribution of our events.

Operating Expenses

	Summary Costs		% Revenue
	Three Months Ended September 30,		Three Months Ended September 30,		Decrease as % of Revenue
	2008	2007	2008	2007	2008 vs. 2007
Administrative	$1,636,953	$1,919,833	12%	15%	(3)%
Sales and Marketing	868,221	919,872	6%	7%	(1)%
Total Costs	$2,505,174	$2,839,705	18%	22%	(4)%

The 15% or $0.3 million decrease in administrative costs was due primarily to the fact that no transaction costs were incurred during the three months ended September 30, 2008; compared to $0.6 million in transaction costs incurred during the three months ended September 30, 2007, which were related to the plan of merger with Shamrock Holdings, Inc. The decrease was partially offset by an increase in stock-based compensation expenses as a result of employee options valued under SFAS 123R for stock options granted to employees in 2007 and during the nine months ended September 30, 2008 and an increase in public company expenses.

The 6% or $0.1 million decrease in sales and marketing costs mainly reflects a decrease in salary and website expenses. The decrease was partially offset by an increase in travel cost incurred in connection with the 2008 Summer Olympics.
	Operating Income (Loss) and Net Income (Loss)		% Revenue
	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Operating Income (Loss)	$9,938	$(794,338)	-%	(6)%
Net Income (Loss)	$928	$(758,945)	-%	(6)%

The Company’s net income of approximately $1 thousand for the three months ended September 30, 2008 compared to net loss of $0.8 million for the three months ended September 30, 2007 primarily reflects an increase in sponsorship/advertising revenue, an increase in marketing/interactive service revenue, an increase in prize money, and a decrease in transaction costs which was partially offset by an increase in stock-based compensation expenses.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Revenue

	Summary Revenue		Percentage
	Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)
Sponsorship/advertising	$18,253,405	$19,219,248	(5)%
Activation Fees	1,396,484	1,569,373	(11)%
Local Revenue	1,873,076	1,761,038	6%
Miscellaneous Revenue	1,335,445	1,274,180	5%
Total Revenue	$22,858,410	$23,823,839	(4)%

Sponsorship/advertising revenue for the nine months ended September 30, 2008 decreased $1.0 million as compared to the nine months ended September 30, 2007 mainly due to a decrease in annual contracted sponsorship/advertising revenue, which is the result of the current weak advertising economy. For the nine months ended September 30, 2008 and 2007, the average sponsorship/advertising revenue per event was $1.0 million and $1.1 million, respectively.

The 11% decrease in activation fees was also due to a decrease in annual gross activation revenue as a result of two sponsors from 2007 who utilized AVP’s activation services not returning as sponsors in 2008. The average activation revenue per event for the nine months ended September 30, 2008 and 2007 was approximately $78,000 and $87,000, respectively.

Local revenue increased 6% mainly due to an increase in the number of promoter agreements. For the nine months ended September 30, 2008, we entered 14 promoter agreements compared to ten promoter agreements for the nine months ended September 30, 2007. Five of the 14 agreements were structured as a “promoter fee” model, pursuant to which the event promoter paid AVP a promoter fee in exchange for the right to exploit local revenue, including ticket sales, local sponsorships, parking, and concessions. The other agreements were restructured as a “profit-share” model, pursuant to which the event promoter is responsible for certain specified event expenses (“approved event budget”) including the stadium, sand, various operational costs (e.g., phone lines, certain event personnel, and security), event permits, and/or marketing costs, and the parties share local revenue on a 50-50 basis after recoupment of the approved event budget. However, two of the ten promoter agreements entered during the nine months ended September 30, 2007 were structured as a “promoter fee” model, and the other agreements were restructured as a “profit-share” model.

Miscellaneous revenue for the nine months ended September 30, 2008 increased 5% primarily due to an increase in AVPNext revenue. The increase in miscellaneous revenue is also due to an increase in marketing/interactive service revenue and trademark licensing.

Event Costs

	Summary Costs		% Revenue
	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase as % of Revenue
	2008	2007	2008	2007	2008 vs. 2007
Event Costs	$18,285,360	$17,998,538	80%	76%	4%

Event costs primarily include the direct costs of producing an event, costs related to the production and the airing of events on network television, and the cost of servicing our sponsors. Event costs are recognized on an event-by-event basis, and event costs billed and/or paid prior to their respective events are recorded as prepaid event costs and expensed at the time the event occurs.

The increase of $0.3 million in total event costs was mainly attributable to an increase in TV production costs. Additional increases in prize money and event costs incurred in connection with five outdoor events that took place in Australia during the nine months ended September 30, 2008 were offset by the decrease in activation costs and total event costs for the summer AVP tour. Activation costs decreased as a result of two sponsors from 2007 who did not return as sponsors in 2008. The decrease in total event costs for the summer AVP tour is attributable to the cost savings resulting from fourteen promoter events as compared to ten promoter events for the nine months ended September 30, 2007. The event promoters were responsible for certain operational costs of the events. In addition, our strategy of scheduling our events in proximate geographic areas enables us to achieve operating and cost efficiencies. For the nine months ended September 30, 2008 and 2007, the average event cost was $1.0 million.

Gross Profit

	Nine Months Ended September 30,
	2008	2007
Revenue	$22,858,410	$23,823,839
Event Costs	18,285,360	17,998,538
Gross Profit	$4,573,050	$5,825,301
Gross Profit %	20%	24%

The decrease in gross profit margin for the nine months ended September 30, 2008 is primarily due to the decrease in sponsorship/advertising revenue and an increase in TV production costs, prize money and the net loss related to our entry into the Australian market with the five outdoor Australian events that were held during the nine months ended September 30, 2008. For the nine months ended September 30, 2007, no Australian event was held.

Operating Expenses

	Summary Costs		% Revenue		Increase
	Nine Months Ended September 30,		Nine Months Ended September 30,		(Decrease) as % of Revenue
	2008	2007	2008	2007	2008 vs. 2007
Administrative	$4,878,281	$5,324,373	21%	22%	(1)%
Sales and Marketing	2,939,985	2,658,089	13%	11%	2%
Total Costs	$7,818,266	$7,982,462	34%	33%	1%

The 8%, or $0.4 million, decrease in administrative costs was due primarily to the fact that no transaction costs were incurred during the nine months ended September 30, 2008; as compared to $1.4 million in transaction costs incurred during the nine months ended September 30, 2007, which were related to the plan of merger with Shamrock Holdings, Inc. Such decrease was offset by an increase in stock-based compensation expenses as a result of employee options valued under SFAS 123R for stock options granted to employees in 2007 and during the nine months ended September 30, 2008, an increase in legal and public company costs as a result of scheduling an annual meeting and electing a new Board of Directors during the nine months ended September 30, 2008, as well as an increase in SEC compliance costs related to the Sarbanes Oxley Act of 2002 and travel related expenses.

The 11%, or $0.3 million, increase in sales and marketing costs mainly reflects an increase in website expenses, PR agency fees, and travel cost incurred in connection with the 2008 Summer Olympics. The increase in website costs includes an estimated payment due to a vendor for previously rendered services recorded to preserve the relationship. The increase in PR agency fees, Olympics costs, and consulting fees was offset by a decrease in salary, commission expense paid to external sales agents, and recruiting costs.

	Operating Loss and Net Loss		% Revenue
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Loss	$(3,245,216)	$(2,157,161)	(14)%	(9)%
Net Loss	$(3,240,254)	$(1,998,817)	(14)%	(8)%

The Company’s net loss of $3.2 million for the nine months ended September 30, 2008 compared to a loss of $2.0 million for the nine months ended September 30, 2007 reflects a decrease in sponsorship/advertising revenue, an increase in TV production costs, an increase in stock-based compensation costs, legal costs, website expenses and the net loss related to the five outdoor Australian events that were held during the nine months ended September 30, 2008.

Liquidity and Capital Resources

Sources of Liquidity

	September 30, 2008	December 31, 2007	Increase
Cash and cash equivalents	$3,225,432	$2,257,453	$967,979

Percentage of total assets	35%	43%

	Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)
Cash flows used in operating activities	$(2,211,418)	$(1,221,994)	$989,424
Cash flows used in investing activities	(98,874)	(91,430)	7,444
Cash flows provided by financing activities	3,272,704	-	3,272,704

As of September 30, 2008, our primary source of liquidity is comprised of $3.2 million of cash and cash equivalents.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year, cash flows generated from continuing operations, and cash flows provided by financing activities.  We have generated significant cash flows from the issuance of our common stock and preferred stock through private placements.

Cash flows used in operating activities for the nine months ended September 30, 2008 and 2007 were $2.2 million and $1.2 million, respectively. The variance in cash flows used in operating activities for the nine months ended September 30, 2008 is primarily due to an increase in net loss. Working capital, consisting of current assets less current liabilities, was $2.9 million at September 30, 2008 and $4.0 million at September 30, 2007.

We believe that we should likely have sufficient liquidity to continue operations. Our business is very sensitive to the timing of sponsorship payments from our national and local partners for 2008. Furthermore, we are currently discussing the renewal of sponsorship agreements for the 2009 tour season. Although we believe we will be able to renew several of these agreements, there is no assurance that they will be renewed, or what the terms of any such renewal will be, in part due to macroeconomic conditions. In the longer term, if we are unable to renew current AVP sponsors and attract new sponsors, the Company would implement extreme measures to preserve its ability to operate, including cost reductions, organizational changes, and reduction in personnel.

At September 30, 2008 and 2007, accounts receivable had increased $3.2 million and $2.9 million as compared to December 31, 2007 and 2006, respectively. At September 30, 2008 and 2007, deferred revenues had increased $0.2 million and decreased $1.0 million as compared to December 31, 2007 and 2006, respectively. Deferred revenues are recorded as AVP collects revenues prior to holding certain events.

Capital expenditures for the nine months ended September 30, 2008 and 2007 were $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2008, AVP purchased information technology equipment, accounting software, and signage equipment. During the nine months ended September 30, 2007, AVP purchased information technology equipment, vehicles and rotational signage equipment.

Cash flows provided from financing activities for the nine months ended September 30, 2008 and 2007 were $3.3 million and $0, respectively. During the third quarter of 2008, we completed a private placement of preferred stock and notes/restricted shares, which generated net proceeds of $3.3 million, net of offering costs of $0.2 million.

Pursuant to a Subscription Agreement dated September 8, 2008, AVP sold 50,000 shares of authorized but unissued Series B Convertible Preferred Stock, par value $.001 per share, for a total price of $696,750. The Series B Preferred Stock is convertible into an aggregate of 1,393,500 shares of the Company’s common stock. Costs incurred in connection to the transaction were netted against the proceeds received.

On September 19, 2008, AVP completed the sale of 5,606,500 restricted shares of the Company’s common stock, $0.001 par value, for an aggregate purchase price of $2,803,250 and a per share purchase price of $0.50, pursuant to a Securities Purchase Agreement dated September 8, 2008. As part of the transaction, the Company also entered into a loan agreement with the investor pursuant to which investor agreed to loan $2,803,250 to AVP, against two convertible notes. The face amount of the notes is representative of the relative number of shares acquirable upon conversion of the notes. Unless the notes are earlier repaid in accordance with the terms and conditions of the loan agreement, the outstanding principal balance of the notes will be due and payable in shares of common stock on September 1, 2013. The loan does not bear interest, unless there is a change in control or an event of default. Upon a change of control of AVP or an event of default, the loan bears 18% interest, compounded annually, and effective from when the loan was initially issued. Upon an event of default, the investors have the right to convert the notes payable into (1) a cash payment equal to the principal and any accrued but unpaid interest, and (2) receipt of the shares held in escrow. Had it been a change of control or an event of default as of September 30, 2008, the Company would have to pay $2,828,586, which represents the loan amount plus accrued interest.

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

AVP also derives additional revenue from local sponsorships/advertising, promoter fees, event ticket sales, concession rights, event merchandising, and licensing. Revenues and expenses from the foregoing ancillary activities are recognized on an event-by-event basis, as the revenues are realized and collection is reasonably assured. Licensing revenue is recognized as royalties are earned and collection is reasonably assured.

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

ITEM 4T. CONTROLS AND PROCEDURES

AVP's management has evaluated, with the participation of its principal executive and financial officers, the effectiveness of AVP's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded, that, as of September 30, 2008, AVP's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by AVP in reports that it files or submits under the Exchange Act is accumulated and communicated to AVP's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

No changes in AVP’s internal control over financial reporting occurred during the quarter covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1 - Securities Purchase Agreement dated as of September 8, 2008, by and between AVP, Inc. and RJSM Partners, LLC. Incorporated by reference from Exhibits to Schedule 13D of RJSM Partners, LLC, dated September 30, 2008.

10.2 Subscription Agreement dated as of September 8, 2008, by and between AVP, Inc. and RJSM Partners, LLC. Incorporated by reference from Exhibits to Schedule 13D of RJSM Partners, LLC, dated September 30, 2008.

10.3 Registration Rights Agreement dated as of September 8, 2008, by and between AVP, Inc. and RJSM Partners, LLC. Incorporated by reference from Exhibits to Schedule 13D of RJSM Partners, LLC, dated September 30, 2008.

10.4 Side Letter Agreement dated as of September 8, 2008, by and between AVP, Inc. and RJSM Partners, LLC. Incorporated by reference from Exhibits to Schedule 13D of RJSM Partners, LLC, dated September 30, 2008.

10.5 Loan Agreement dated as of September 8, 2008, by and between AVP, Inc. and RJSM Partners, LLC. Incorporated by reference from Exhibits to Schedule 13D of RJSM Partners, LLC, dated September 30, 2008.

31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 - Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2008.

AVP, INC.
(Registrant)

By:	/s/ Jason Hodell
Jason Hodell
Chief Operating Officer and
Chief Financial Officer

EXHIBIT INDEX

10.1 - Securities Purchase Agreement dated as of September 8, 2008, by and between AVP, Inc. and RJSM Partners, LLC. Incorporated by reference from Exhibits to Schedule 13D of RJSM Partners, LLC, dated September 30, 2008.

10.2 Subscription Agreement dated as of September 8, 2008, by and between AVP, Inc. and RJSM Partners, LLC. Incorporated by reference from Exhibits to Schedule 13D of RJSM Partners, LLC, dated September 30, 2008.

10.3 Registration Rights Agreement dated as of September 8, 2008, by and between AVP, Inc. and RJSM Partners, LLC. Incorporated by reference from Exhibits to Schedule 13D of RJSM Partners, LLC, dated September 30, 2008.

10.4 Side Letter Agreement dated as of September 8, 2008, by and between AVP, Inc. and RJSM Partners, LLC. Incorporated by reference from Exhibits to Schedule 13D of RJSM Partners, LLC, dated September 30, 2008.

10.5 Loan Agreement dated as of September 8, 2008, by and between AVP, Inc. and RJSM Partners, LLC. Incorporated by reference from Exhibits to Schedule 13D of RJSM Partners, LLC, dated September 30, 2008.

31.1 - Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 - Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002